Form 10-Q
period 1996-03-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 1996-05-14
CIK 858748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending     March 31, 1996

                                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to


Commission file No.  0-19761



                  OP-TECH Environmental Services, Inc.
        (Exact name of registrant as specified in its charter)

         Delaware                                91-1528142
(State or other jurisdiction of              (I.R.S   Employer
incorporation or organization)               Identification No.)




                6392 Deere Road, Syracuse, NY 13206
         (Address of principal executive office)  (Zip Code)


                            (315) 463-1643
          Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X   or No


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's
classes of common stock, as of the latest practicable date.   4,850,058



                                   INDEX




              OP-TECH Environmental Services, Inc. and Subsidiaries



Part I.                      FINANCIAL INFORMATION


         Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
         - March 31, 1996 and December 31, 1995 (Audited). . . . . . .  . . .3

         Condensed Consolidated Statements of Operation
         -Three months ended March 31, 1996 and March 31, 1995 . . . .  . . .5

         Condensed Consolidated Statements of Cash Flows
         -Three months ended March 31, 1996 and March 31, 1995 . . . .  . . .6

         Notes to Condensed Consolidated Financial Statements
         (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . .  . . .7


         Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations . . . . . . .  .8



Part II.          OTHER INFORMATION. . . . . . . . . . . . . . . . . .. . . 10



                  SIGNATURES. . . . . . . .  . . . . . . . . . . . . .. . . 11

PART I - FINANCIAL INFORMATION

Item No. 1 Financial Statements


OP-TECH ENVIRONMENTAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, quarterly results include all adjustments (consisting of only normal recurring adjustments) that the Company considers necessary for a fair presentation of such information fir interim periods.

         The unaudited consolidated condensed financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

2. The timing of revenues is dependent on the Company's backlog, contract awards, and the performance requirements of each contract. The Company's revenues are also affected by the timing of its clients planned remediation work as well as the timing of unplanned emergency spills. Historically, planned remediation work generally increases during the third and fourth quarters. Although the Company believes that the historical trend in quarterly revenues for the third and fourth quarters of each year are generally higher than the first and second quarters, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.
3. The Company has made a provision for New York State Franchise income taxes of $367 and $4,796 as of March 31, 1996 and 1995 respectively. No provision for federal income taxes has been made due to the Company's available net operating loss carryforwards.

PART I - FINANCIAL INFORMATION

Item No. 2

Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Liquidity and Capital Resources

At March 31, 1996, the Company had cash and cash equivalents of $14,223 as compared to $12,647 at December 31, 1995.

At March 31, 1996, the Company had a working capital deficit of $1,350,884 compared to a deficit of $742,556 at December 31, 1995. The increase in the working capital deficit is attributable to lower accounts receivable as well as a long-term note to an affiliated party becoming current during the first quarter of 1996. The Company had a current ratio of .46 to 1 at March 31, 1996 and .68 to 1 at December 31, 1995. The ratio of long-term debt (exclusive of current maturities) to equity at March 31, 1996 was 3.74 to 1 compared to
2.55 to 1 at December 31, 1995.

The Company generated cash from operations of $14,406 for the three month period ended March 31, 1996 compared to cash provided by operations of $31,185 during the three month period ended March 31, 1995.

The Company has available a collateralized borrowing facility that provides for borrowing up to $1,000,000 on a revolving basis. Additionally, at March 31, 1996, the Company has an unsecured line of credit with an affiliated party with maximum borrowings of $500,000 due on March 31, 1997. Borrowings against the collateralized and unsecured lines of credit aggregated $907,000 and $245,000 respectively at March 31, 1996.

The Company's $1,000,000 collateralized line of credit with a bank expires on May 31, 1996. The Company expects to satisfy its liquidity requirements during the next twelve months which are expected to consist of working capital requirements, principal and interest payments on debt and some small capital expenditures. In order for the Company to achieve these cash requirements, it will be necessary for the bank to renew the line of credit in May 1996. Although there can be no guarantees of its renewal, management believes that the bank will renew this credit facility at the same availability.

Results of Operations

Billings:

The Company's project billings for the first quarter of 1996 have decreased 58% to $908,678 from $2,164,523 during the first quarter of 1995. The Company's decrease in revenues during the first quarter of 1996 is attributable to a lower volume of emergency spill response activity. Emergency spill response billings during the first quarter of 1996 amounted to approximately $84,000 versus $612,000 for the same quarter in 1995. The environmental services market continues to be slow. As a result of a general downturn in this market, management has taken specific steps to reduce overhead through Company wide staff reductions, salary cuts and minimized non-production expenses. These cost saving measures initiated in February are expected to have a positive impact on the results of operations currently and in the future.




Project Costs and Gross Profit:

Three Months Ended March 31, 1996

Project costs for the three months ended March 31, 1996 decreased 63% to $519,326 from $1,397,026 for the same period in 1995 primarily due to decreased revenues. Project costs as a percentage of revenues was 57% and 65% for the three months ended March 31, 1996 and 1995 respectively.


The gross profit margin for the three months ended March 31, 1996 was 43% versus 35% for the same period in 1995. The Company's gross profit margin fluctuates with the mix of work during a given quarter. Typically, projects which are labor and equipment intensive generate a higher gross profit margin than projects that consist primarily of costs that are passed through to clients with a minimal amount of markup such as disposal costs, equipment rentals and subcontract costs.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses (SG&A) for the three months ended March 31, 1996 increased 7% to $677,913 from $634,584 for the same period in 1995. This increase is attributable to a lower utilization of the operations staff and Company owned equipment as a result of a decrease in available work.

Net Loss:

The net (loss) for the three months ended March 31, 1996 was ($377,371) or ($.08) per share compared to net income of $41,534 or $.01 per share for the same period in 1995.

                             PART II - OTHER INFORMATION



Item 1.           Legal Proceedings

                  None


Item 2.           Changes in Securities

                  None


Item 3.           Defaults Upon Senior Securities

                  None


Item 4.           Submission of Matters to a Vote of Security Holders

                  None


Item 5.           Other Information

                  None


Item 6.           Exhibits

                  None


Item 7.           Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                             SIGNATURES


Pursuant to the requirements of the Securities exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   OP-TECH Environmental Services, Inc.
                             (Registrant)



Date:    /s/ John R. Loveland
5/14/96  John R. Loveland, Chief Executive Officer



Date:    /s/ Joseph M. McNulty
5/14/96  Joseph M. McNulty, Treasurer


                 ITEM #1 FINANCIAL STATEMENTS                          PART I - FINANCIAL INFORMATION



                                       OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                (UNAUDITED)
                                                                 March 31,       December 31,         $
                                                                    1996             1995          Change
                                                                                                             -----------
          Assets

          Cash and Cash equivalents                                 $14,223          $12,647          1,576
          Accounts Receivable, Net
              Unaffiliated Parties                                  833,475        1,064,689
              Affiliated Parties                                     47,803          196,270
                                                                    881,278        1,260,959       (379,681)
          Costs on Uncompleted Projects Applicable
              to Future Billings                                    119,898          102,199         17,699
          Prepaid Expenses and Other Assets                         133,730          171,843        (38,113)

                   Total Current Assets                           1,149,129        1,547,648

          Property and Equipment
             Land and Improvements                                1,143,082        1,117,761
             Building                                               833,833          833,833
             Furniture and Fixtures                                  35,033           34,334
             Office Machines                                        121,071          120,567
             Utility Vehicles                                       165,837          164,600
             Field Equipment                                      2,589,164        2,586,632
             Aqueous Treatment System                               332,909          329,176
                                                                  5,220,929        5,186,903         34,026
             Less Accumulated Depreciation                      (1,544,946)      (1,421,886)              0
                                                                  3,675,983        3,765,017

          Other Assets and Deferred Charges

             Covenant not to Compete                                185,972          193,862         (7,890)
             Other                                                   18,477           21,020         (2,543)
                                                                    204,449          214,882


                   Total Assets                                  $5,029,561       $5,527,547





               The accompanying notes are an integral part of the financial statements.














                 ITEM #1 FINANCIAL STATEMENTS                          PART I - FINANCIAL INFORMATION



                                       OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                (UNAUDITED)
                                                                 March 31,       December 31,
                                                                   1996             1995
          Liabilities and Shareholders' Equity
          Current Liabilities
             Notes Payable
                To Banks                                           $907,000         $780,000        127,000
                Unsecured Note to Affiliate                         245,000                0        245,000
                                                                  1,152,000          780,000        372,000
             Accounts Payable
                Unaffiliated Parties                                556,813          661,764
                Affiliated Parties                                   34,367           10,242
                                                                    591,180          672,006        (80,826)
            Billings in Excess of Costs and Estimated Profit
                on Uncompleted Contracts                            139,080          149,202        (10,122)
             Accrued Expenses and Other Liabilities                 222,050          272,913        (50,863)
             Current Portion of Long Term Debt and Obligations
                Under Capital Leases                                395,703          416,083        (20,380)
          Total Current Liabilities                               2,500,013        2,290,204

          Long Term Debt and Obligations Under Capital Leases
                Less Current Portion                              1,996,035        2,081,459        (85,424)
          Long-term notes payable - affiliate                             0          245,000       (245,000)

          Shareholders' Equity
          Common Stock, Par Value $.01 Per Share
               Authorized 7,500,000; 4,850,058 Shares
               Outstanding as of March 31, 1996 and
               December 31, 1995 respectively                        48,500           48,500
            Additional Paid in Capital                            4,485,157        4,485,157
            Retained Earnings (Deficit)                         (4,000,144)      (3,622,773)

          Total Shareholders' Equity                                533,513          910,884              0

          Commitments and Contingencies

          Total Liabilities and
          Shareholders' Equity                                   $5,029,561       $5,527,547

               The accompanying notes are an integral part of the financial statements.

                                                                 4
                 ITEM #1 FINANCIAL STATEMENTS                          PART I - FINANCIAL INFORMATION













                                       OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)

                                                                        THREE MONTHS ENDED

                                                                 March 31,        March 31,
                                                                    1996             1995
            Revenues:
              Project Billings and Services                        $908,678       $2,164,523
              Project Costs                                         519,326        1,397,026
                   Gross Margin                                     389,352          767,497

            Selling, General and Administrative Expenses            677,546          634,584
                    Operating (Loss) Income                       (288,194)          132,913

            Other Income and Expense
              Interest Expense                                       88,429           85,802
              Other Expense, Net                                        381              781
                                                                     88,810           86,583

             (Loss) Income Before Income Taxes                    (377,004)           46,330
              State Income Taxes                                        367            4,796

             Net (Loss) Income                                   ($377,371)          $41,534

             Net (Loss) Income per share                             ($0.08)           $0.01


            Weighted Average Shares Outstanding                   4,848,589        4,846,096



               The accompanying notes are an integral part of the financial statements.







          AVERAGE SHARES OUTSTANDING
                   PERIOD                     # DAYS                                SHARES
          1/1/95-2/28/95                                     60 290,765,760        4,846,096
          3/3/94-3/31/94                                     31 150,228,976        4,846,096
                                   -----------------------------------------     ------------
                                                             91 440,994,736        9,692,192
                                                                         91
                                   AVERAGE SHARES O/S             4,846,096
