Form 10-Q
period 1996-06-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 1996-08-15
CIK 858748

SECURITIES AND EXCHANGE COMMISSION
				  Washington, DC 20549


				    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ending     June 30, 1996

							      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from             to


Commission file No.  0-19761



			  OP-TECH Environmental Services, Inc.
		  (Exact name of registrant as specified in its charter)



			     Delaware                      91-1528142
		   (State or other jurisdiction of      (I.R.S. Employer
		   incorporation or organization)      Identification No.)



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

ndicate the number of shares outstanding of each of the issuer's
classes of common stock, as of the latest practicable date.   4,850,058


                             INDEX


	       OP-TECH Environmental Services, Inc. and Subsidiaries



 Part I.                      FINANCIAL INFORMATION

 Item 1.            Financial Statements (Unaudited)

 Condensed Consolidated Balance Sheets
 June 30, 1996 and December 31, 1995 (Audited). . . . . . . . . . 3

 Condensed Consolidated Statements of Operation
 Three months ended June 30, 1996 and June 30, 1995
 Six months ended June 30, 1996 and June 30, 1995 .   . . . . . . 5

 Condensed Consolidated Statements of Cash Flows
 Six months ended June 30, 1996 and June 30, 1995 .. . . . . . . . 6

 Notes to Condensed Consolidated Financial Statements
 (Unaudited). . .. . . . . . . . . . . . . . . . . . . . . . . . . 7


 Item 2.            Management's Discussion and Analysis of Financial
		     Condition and Results of Operations. .. . . . 8



Part II.   OTHER INFORMATION. . . . . . . . . . . . . . . . . . . .10



	   SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .11

                 ITEM #1 FINANCIAL STATEMENTS                          PART I - FINANCIAL INFORMA


                                       OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                (UNAUDITED)
                                                                  June 30,       December 31,
                                                                    1996             1995
          Assets
          Cash and Cash equivalents                                 $24,610          $12,647
          Accounts Receivable, Net
              Unaffiliated Parties                                1,282,085        1,064,689
              Affiliated Parties                                    114,647          196,270
                                                                  1,396,732        1,260,959
          Costs on Uncompleted Projects Applicable
              to Future Billings                                    123,567          102,199
              Prepaid Expenses and Other Assets                     313,720          171,843

                   Total Current Assets                           1,858,629        1,547,648

          Property and Equipment
             Land and Improvements                                        0        1,117,761
             Building                                                     0          833,833
             Furniture and Fixtures                                  35,033           34,334
             Office Machines                                        132,688          120,567
             Utility Vehicles                                       184,941          164,600
             Field Equipment                                      2,599,098        2,586,632
             Aqueous Treatment System                               332,909          329,176
                                                                  3,284,669        5,186,903
             Less Accumulated Depreciation                      (1,572,979)      (1,421,886)
                                                                  1,711,690        3,765,017

          Assets Held for Sale                                    1,875,822                0


             Covenant not to Compete                                178,082          193,862
             Other                                                   15,591           21,020
                                                                    193,673          214,882


                   Total Assets                                  $5,639,814       $5,527,547



               The accompanying notes are an integral part of the financial statements.





                 ITEM #1 FINANCIAL STATEMENTS                          PART I - FINANCIAL INFORMATION












                                       OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                                                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                (UNAUDITED)
                                                                  June 30,       December 31,
                                                                    1996             1995
          Liabilities and Shareholders' Equity

          Current Liabilities
             Notes Payable
                To Banks                                           $968,000         $780,000
                Unsecured Note to Affiliate                         740,000                0
                                                                  1,708,000          780,000
             Accounts Payable
                Unaffiliated Parties                                607,497          661,764
                Affiliated Parties                                   55,520           10,242
                                                                    663,017          672,006
            Billings in Excess of Costs and Estimated Profit
                on Uncompleted Contracts                            204,890          149,202
             Accrued Expenses and Other Liabilities                 433,411          272,913
             Current Portion of Long Term Debt and Obligations
                Under Capital Leases                                374,366          416,083
          Total Current Liabilities                               3,383,684        2,290,204

          Long Term Debt and Obligations Under Capital Leases
                Less Current Portion                              1,927,795        2,081,459
          Long-term notes payable - affiliate                             0          245,000

          Shareholders' Equity
          Common Stock, Par Value $.01 Per Share
               Authorized 7,500,000; 4,850,058 Shares
               Outstanding as of June 30, 1996 and
               December 31, 1995 respectively                        48,500           48,500
            Additional Paid in Capital                            4,485,157        4,485,157
            Retained Earnings (Deficit)                         (4,205,313)      (3,622,773)

          Total Shareholders' Equity                                328,335          910,884

          Commitments and Contingencies

          Total Liabilities and
          Shareholders' Equity                                   $5,639,814       $5,527,547

               The accompanying notes are an integral part of the financial statements.


                                                                4





















           ITEM #1 FINANCIAL STATEMENTS                 PART I - FINANCIAL INFORMATION



                                           OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                              (UNAUDITED)


                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED

                                                   June 30,       June 30,         June 30,       June 30,
                                                     1996           1995             1996           1995
      Revenues:
        Project Billings and Services             $1,409,316     $1,664,611       $2,317,995     $3,829,133
        Project Costs                                903,829      1,001,707        1,449,991      2,398,733
             Gross Margin                            505,487        662,904          868,004      1,430,400

      Selling, General and Administrative Expense    615,475        699,503        1,266,189      1,334,087
              Operating (Loss) Income              (109,988)       (36,559)        (398,185)         96,313

      Other Income and Expense
        Interest Expense                              95,729         85,410          184,157        171,215
        Other Expense, Net                             (537)          7,858              160          8,646
                                                      95,192         93,268          183,997        179,861

       Loss Before Income Taxes                    (205,180)      (129,867)        (582,182)       (83,548)
        State Income Taxes                                 0          1,430              367          3,367

       Net Loss                                   ($205,180)      (128,437)        (582,549)       (86,915)

       Net Loss per share                             ($0.04)        ($0.03)          ($0.12)        ($0.02)




      Weighted Average Shares Outstanding          4,850,058      4,852,100        4,850,058      4,852,100


         The accompanying notes are an integral part of the financial statements.



                                                             5














                    ITEM #1 FINANCIAL STATEMENTS                            PART I - FINANCIAL INFORMATION



                                             OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED)

                                                                                            SIX MONTHS ENDED
                                                                                   JUNE 30,          JUNE 30,
                                                                                     1996              1995
                      Operating Activities
                      Net (Loss)                                                  ($582,549)         ($86,915)
                      Adjustments to Reconcile Net (Loss) to
                        Cash Provided by (Used in) Operating Activities
                           Depreciation and Amortization                             273,395          283,404
                           (Increase) Decrease in Operating Assets and
                            Increase (Decrease) in Operating Liabilities:
                             Accounts Receivable                                   (135,773)          447,989
                             Costs on Uncompleted Projects Applicable
                              to Future Billings                                    (21,368)         (50,005)
                             Billings and Estimated Profit in Excess
                              of Costs of Uncompleted Contracts                       55,688           22,211
                             Prepaid Expenses and Other Assets                     (141,877)         (133,306)
                             Accounts Payable and Accrued Expenses                   151,509         (99,551)
                      Net Cash (Used in) Provided by Operating Activities          (400,975)          383,827

                      Investing Activities
                      Purchase of Property and Equipment                            (74,681)         (130,285)



                      Financing Activities
                      Proceeds from Short-Term Borrowings                            683,000            9,138
                      Principal Payments on Long-Term Borrowings                   (153,664)         (129,113)
                      Principal Payments on Short-Term Borrowings                   (41,717)         (273,000)
                      Proceeds from Issuance of Common Stock                               0            4,503

                      Net Cash Provided by (Used in) Financing Activities            487,619         (388,472)

                      Increase (Decrease) in Cash and Cash Equivalents                11,963         (134,930)

                      Cash and Cash Equivalents at End of Period                     $24,610          $21,218



                           The accompanying notes are an integral part of the financial statements.



PART I - FINANCIAL INFORMATION

Item No. 1 Financial Statements


                     OP-TECH ENVIRONMENTAL SERVICES, INC.
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, quarterly results include all adjustments (consisting of only normal recurring adjustments) that the Company considers necessary for a fair presentation of such information for interim periods.

          The unaudited consolidated condensed financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

2. The timing of revenues is dependent of the Company's backlog, contract awards, and the performance requirements of each contract. The Company's revenues are also affected by the timing of its clients planned remediation work as well as the timing of unplanned emergency spills. Historically, planned remediation work generally increases during the third and fourth quarters. Although the Company believes that the historical trend in quarterly revenues for the third and fourth quarters of each year are generally higher than the first and second quarters, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

3. The Company has made a provision for New York State Franchise income taxes of $367 and $4,796 as of June 30, 1996 and 1995 respectively. No provision for federal taxes has been made due to the Company's available net operating loss carry forwards.

4. Currently, the Company's credit facilities are at maximum limits which raises substantial doubt about its ability to meet cash requirements as well as continue as a going concern. Management is addressing this issue very aggressively and has begun discussions with the bank and affiliated party regarding forbearance of principal and interest payments as well as an overall restructuring of the Company's short and long-term debt.

5.  Effective January 1, 1996 the Company implemented FASB 121
"Accounting for the impairment of Long-Lived Assets" at that time there were no identified impairments to such assets. Subsequent to January 1, 1996 and as a result of liquidity issues, the Company has reclassified land, land improvements, and buildings (the Massena Property) from operating assets to assets held for sale. In addition to the Massena Property, management is in the process of evaluating all operating assets to determine what is essential to the core business versus what should be made available for sale.

PART I - FINANCIAL INFORMATION

Item No. 2
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.

                          Liquidity and Capital Resources

At June 30, 1996, the Company had cash and cash equivalents of $24,610 as compared to $21,218 at December 31, 1995.

At June 30, 1996, the Company had a working capital deficit of $1,525,055 compared to a deficit of $742,556 at December 31, 1995. The increase in the working capital deficit is attributable to increased borrowings from short-term lines of credit from a bank and affiliated party during the second quarter of 1996.

The Company used cash from operations of $400,975 for the six month period ended June 30, 1996, compared to cash provided by operations of $383,827 during the six month period ended June 30, 1995.

The Company has available a collateralized borrowing facility with a bank that provides for borrowing up to $1,000,000 on a revolving basis due on May 31, 1997. Additionally, at June 30, 1996, the Company has an unsecured line of credit with an affiliated party with maximum borrowings of $750,000 due on March 31, 1997. Borrowings against the collateralized and unsecured lines of credit aggregated $968,000 and $740,000 respectively at June 30, 1996. As of the date of this report, the Company's credit facilities are at maximum limits. Management is addressing this issue through discussions with the bank and the affiliated party relative to forbearance of principal and interest payments on debt as well as overall debt restructuring (refer to Footnote #4 of the Consolidated Financial Statements). In addition, the Company has committed to the sale of the Massena Property and is reviewing other assets to be sold as well as additional cost savings (refer to Footnote #5 of the Consolidated Financial Statements).

The Company has not made the August 1, 1996, principal and interest payments on two of its long-term obligations to the bank and has not made interest payments on its unsecured line of credit to the affiliated party for the month of June and July 1996. As a result of not making these payments, the Company stands in default on these obligations and is currently in discussions with these parties to remedy such default.

Massena Property:

As of June 30, 1996, the Company has reclassified its Massena Property (a former oil tank farm located on the St. Lawrence River) to assets held for sale. The property has a carrying value of approximately $1.9 million as of June 30, 1996.

Currently, the Company uses the property for its Massena Branch Office headquarters, equipment storage and its Aqueous Treatment/360 facility.

Management is currently reviewing several options relative to disposing of the property and is obtaining information on its value. Due to the uniqueness of the asset and the absence of quoted market prices on similar properties, obtaining information on the current value of the property may take several months. Upon completion of this process, management will be in a position to determine what is the most appropriate action as it relates to the proper valuation of the Massena Property.




                            Results of Operations

Billings:

The Company's project billings and services for the second quarter of 1996 have decreased 15% over the second quarter of 1995. For the six month period ended June 30, 1996, the Company's billings have decreased 39% over the same period in 1995. The Company's overall decrease in revenues during 1996 as compared to the same period last year is attributable to fewer available New York State Environmental projects, a lower volume of emergency spill response activity, and a general downturn in the environmental services market.

Project Costs and Gross Profit:

Project Costs for the second quarter of 1996 decreased 10% to $903,829 from $1,007,707 for the same period in 1995. Project Costs as a percentage of revenues was 64% and 60% for the three months ended June 30, 1996 and 1995 respectively. Gross profit margin for the second quarter of 1996 decreased to 36% from 40% for the same period in 1995.

The decrease in the gross profit margin during the second quarter of 1996 is the result of an increasingly competitive environmental services market. During the second quarter of 1996, the Company bid jobs at a lower margin in an effort to maintain as well as increase its market share in the New York State area. For the six month period ended June 30, 1996, project costs decreased 40% from $2,398, 733 to $1,449,991 primarily due to decreased revenues. Project costs as a percentage revenues was 63% for the six month periods ended June 30, 1996 and 1995. The gross profit margin for the six month periods ended June 30, 1996 and 1995 was 37%. Overall, despite a lower second quarter gross profit margin, the Company was able to maintain a consistent gross profit due to a higher than usual 1st quarter gross profit.

Selling, General and Administrative Expenses:

Selling, General and Administrative Expenses (SG&A) for the three months ended June 30, 1996, decreased 12% to $615,475 from $699,503 for the same period in 1995.

The decrease is attributable to a higher utilization of the operations staff as well as a general reduction of corporate overhead. For the six month period ended June 30, 1996, SG&A decreased 5% to $1,266,189 from
$1,334,087 for the same period in 1995.

Net Loss:

The net loss for the three months ended June 30, 1996, was $205,437 compared to a net loss of $128,437 for the same period last year. For the six months ended June 30, 1996, the net loss was $582,549 compared to a net loss of $86,915 for the same period in 1995.

                        PART II - OTHER INFORMATION



Item 1.            Legal Proceedings

                   None


Item 2.            Changes in Securities

                   None


Item 3.            Defaults Upon Senior Securities

                   None


Item 4.            Submission of Matters to a Vote of Security Holders

                   None


Item 5.            Other Information

                   None


Item 6.            Exhibits

                   None


Item 7.            Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended June 30, 1996.


                                                SIGNATURES


Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        OP-TECH Environmental Services, Inc.
                                   (Registrant)



          /s/ John R. Loveland
          John R. Loveland, Chief Executive Officer

Date:      August 15, 1996


          /s/ Joseph M. McNulty
          Joseph M. McNulty, Treasurer

Date:      August 15, 1996