Form 10-Q/A
period 1996-06-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 1996-11-13
CIK 858748

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549


                               FORM 10-Q/A


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

                         Yes   X   or No


             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes
of Common Stock as of the latest practicable date.   4,850,058



             THE SCHEDULE CONTAINS SUMMARY FINANCIAL
INFORMATION EXTRACTED FROM THE BALANCE SHEET AND STATEMENT
OF OPERATIONS AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE
TO SUCH FINANCIAL STATEMENTS.
[ARTICLE] 5
[MULTIPLIER] 1

[PERIOD-TYPE]   3-MOS
[FISCAL-YEAR-END]                    DEC-31-1996
[PERIOD-END]                         MAR-31-1996
[CASH]                                    14,223
[SECURITIES]                                   0
[RECEIVABLES]                            881,278
[ALLOWANCES]                                   0
[INVENTORY]                                    0
[CURRENT-ASSETS]                       1,149,129
[PP&E]                                 5,220,929
[DEPRECIATION]                         1,544,946
[TOTAL-ASSETS]                         5,029,561
[CURRENT-LIABILITIES]                  2,500,013
[BONDS]                                        0
[PREFERRED-MANDATORY]                          0
[PREFERRED]                                    0
[COMMON]                                  48,500
<OTHER SE>                               485,013
<TOTAL LIABILITY-AND-EQUITY>           5,029,561
[SALES]                                  908,678
<TOTAL REVENUES>                         908,678
[CGS]                                    519,326
[TOTAL-COSTS]                            519,326
[OTHER-EXPENSES]                         677,927
[LOSS-PROVISION]                               0
<INTEREST EXPENSE>                        88,429
[INCOME-PRETAX]                         <377,004>
[INCOME-TAX]                                 367
[INCOME-CONTINUING]                     <377,371>
[DISCONTINUED]                                 0
[EXTRAORDINARY]                                0
[CHANGES]                                      0
[NET-INCOME]                            <377,371>
[EPS-PRIMARY]                                  0
[EPS-DILUTED]                               <.08>


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

                 OP-TECH Environmental Services, Inc.
                         (Registrant)



          /s/ John R. Loveland
          John R. Loveland, Chief Executive Officer

Date:     August 28, 1996


          /s/ Joseph M. McNulty
          Joseph M. McNulty, Treasurer
Date:     August 28, 1996