Form 10-Q
period 1996-09-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 1996-11-22
CIK 858748

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ending     September 30, 1996

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

                           Yes   X   or No


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                 4,854,497

                                                                   INDEX




           OP-TECH Environmental Services, Inc. and Subsidiaries



Part I.    FINANCIAL INFORMATION


Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets
         - September 30, 1996 (Unaudited) and December 31, 1995 (Audited). .3

           Condensed Consolidated Statements of Operation (Unaudited)
         - Three months ended September 30, 1996 and September 30, 1995
         - Nine months ended September 30, 1996 and September 30, 1995 . .  5

           Condensed Consolidated Statements of Cash Flows (Unaudited)
         - Nine months ended September 30, 1996 and September 30, 1995 . . .6

           Notes to Condensed Consolidated Financial Statements
           (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .7


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations . . . . . . . . . . . . . . .8



Part II.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 10



           SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . 11


          ITEM #1 FINANCIAL STATEMENTS                          PART I - FINANCIAL INFORMATION


                                       OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                                                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                (UNAUDITED)       (AUDITED)
                                                                September 30,    December 31,
                                                                    1996             1995
          Assets

          Cash and Cash equivalents                                 $10,616          $12,647
          Accounts Receivable, Net
              Unaffiliated Parties                                1,079,808        1,064,689
              Affiliated Parties                                    104,208          196,270
                                                                  1,184,016        1,260,959
          Costs on Uncompleted Projects Applicable
              to Future Billings                                    102,477          102,199
          Prepaid Expenses and Other Assets                         283,262          171,843

                   Total Current Assets                           1,580,371        1,547,648

          Property and Equipment
             Land and Improvements                                        0        1,117,761
             Building                                                     0          833,833
             Furniture and Fixtures                                  35,033           34,334
             Office Machines                                        132,688          120,567
             Utility Vehicles                                       184,941          164,600
             Field Equipment                                      2,040,253        2,586,632
             Aqueous Treatment System                               332,909          329,176
                                                                  2,725,824        5,186,903
             Less Accumulated Depreciation                      (1,313,347)      (1,421,886)
                                                                  1,412,477        3,765,017

          Assets Held for Sale                                    1,876,083                0


             Covenant not to Compete                                170,192          193,862
             Other                                                   12,704           21,020
                                                                    182,896          214,882


                   Total Assets                                  $5,051,827       $5,527,547



               The accompanying notes are an integral part of the financial statements.



          ITEM #1 FINANCIAL STATEMENTS                          PART I - FINANCIAL INFORMATION













                                       OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                                                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                (UNAUDITED)       (AUDITED)
                                                                September 30,    December 31,
                                                                    1996             1995
          Liabilities and Shareholders' Equity
          Current Liabilities
             Notes Payable
                To Banks                                           $971,000         $780,000
                Unsecured Note to Affiliate                         750,000                0
                                                                  1,721,000          780,000
             Accounts Payable
                Unaffiliated Parties                                635,491          661,764
                Affiliated Parties                                   90,942           10,242
                                                                    726,433          672,006
            Billings in Excess of Costs and Estimated Profit
                on Uncompleted Contracts                            185,291          149,202
             Accrued Expenses and Other Liabilities                 384,555          272,913
             Current Portion of Long Term Debt and Obligations
                Under Capital Leases                                349,713          416,083
          Total Current Liabilities                               3,366,992        2,290,204

          Long Term Debt and Obligations Under Capital Leases
                Less Current Portion                              1,893,342        2,081,459
          Long-term notes payable - affiliate                                        245,000

          Shareholders' Equity (Deficit)
          Common Stock, Par Value $.01 Per Share
               Authorized 7,500,000; 4,854,497 Shares
               Outstanding as of September 30, 1996 and
               4.850,058 as of December 31, 1995                     48,544           48,500
            Additional Paid in Capital                            4,491,764        4,485,157
            Retained Earnings (Deficit)                         (4,748,815)      (3,622,773)

          Total Shareholders' Equity (Deficit)                    (208,507)          910,884

          Commitments and Contingencies

          Total Liabilities and
          Shareholders' Equity (Deficit)                         $5,051,827       $5,527,547

               The accompanying notes are an integral part of the financial statements.

                                                                4







           ITEM #1 FINANCIAL STATEMENTS                 PART I - FINANCIAL INFORMATION



                                           OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                              (UNAUDITED)


                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED

                                                   Sept. 30       Sept. 30         Sept. 30       Sept. 30
                                                     1996           1995             1996           1995
      Revenues:
        Project Billings and Services             $1,441,300     $2,004,420       $3,759,294     $5,833,554
        Project Costs                              1,033,351      1,309,707        2,483,341      3,897,246
             Gross Margin                            407,949        694,713        1,275,953      1,936,308

      Selling, General and Administrative Expense    606,103        743,220        1,872,293      1,888,501
              Operating (Loss) Income              (198,154)       (48,507)        (596,340)         47,807

      Other Income and Expense
        Interest Expense                             102,167         88,723          285,864        259,937
        Other Expense, Net                             2,575            839            2,877          9,485
                                                     104,742         89,562          288,741        269,422

        Provision for Impairment of Long Lived As  (240,594)                       (240,594)
        State Income Taxes                                 0              0              367          3,366

       Net Loss                                   ($543,490)     ($138,066)      ($1,126,042)    ($224,981)

       Net Loss per share                             ($0.11)        ($0.03)          ($0.23)        ($0.05)




      Weighted Average Shares Outstanding          4,854,497      4,850,058        4,854,497      4,848,243



         The accompanying notes are an integral part of the financial statements.








           ITEM #1 FINANCIAL STATEMENTS                            PART I - FINANCIAL INFORMATION



                                    OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                         SEPT. 30,          SEPT. 30,
                                                                            1996              1995
             Operating Activities
             Net (Loss)                                                 ($1,126,042)        ($224,981)
             Adjustments to Reconcile Net (Loss) to
               Cash (Used in) Provided by Operating Activities
                  Depreciation and Amortization                             380,161          448,695
                  Provision for Impairment of Long Lived Assets             240,594
                  (Increase) Decrease in Operating Assets and
                   Increase (Decrease) in Operating Liabilities:
                    Accounts Receivable                                      76,943         (119,936)
                    Costs on Uncompleted Projects Applicable
                     to Future Billings                                       (278)         (24,293)
                    Billings and Estimated Profit in Excess
                     of Costs of Uncompleted Contracts                       36,089         (25,500)
                    Prepaid Expenses and Other Assets                     (111,419)         (90,275)
                    Accounts Payable and Accrued Expenses                   166,069           39,416
             Net Cash (Used in) Provided by Operating Activities          (337,883)            3,126

             Investing Activities
             Purchase of Property and Equipment                           (112,312)         (343,556)



             Financing Activities
             Proceeds from Short-Term Borrowings                            696,000           53,463
             Principal Payments on Long-Term Borrowings                   (188,117)          329,660
             Principal Payments on Short-Term Borrowings                   (66,370)         (185,076)
             Proceeds from Issuance of Common Stock                           6,651            4,503

             Net Cash Provided by Financing Activities                      448,164          202,550

             (Decrease) in Cash and Cash Equivalents                        (2,031)         (137,880)

             Cash and Cash Equivalents at End of Period                     $10,616          $18,268



                  The accompanying notes are an integral part of the financial statements.

                                                          6



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

3. The Company has made a provision for New York State Franchise income taxes of $367 and $4,796 as of September 30, 1996 and 1995 respectively. No provision for federal taxes has been made due to the Company's available net operating loss carry forwards.

4. On August 1, 1996, the Company restructured its mortgage and long-term equipment note with the bank. Principal payments on the Company's mortgage have been deferred until February 1998 and the long-term equipment note has been extended and will mature on September 1, 2000. In addition, interest payments on the Company's unsecured line of credit with an affiliated party have been deferred until February of 1998.

5. Effective January 1, 1996 the Company implemented FASB 121 "Accounting for the impairment of Long-Lived Assets" at that time there were no identified impairments to such assets. Subsequent to June 1, 1996 and as a result of liquidity issues, the Company has reclassified land, land improvements, buildings (the Massena Property) and some non-operating equipment from operating assets to assets held for sale. During the third quarter, the Company recognized an impairment on non operating equipment to be disposed of in the amount of $240,594. In addition to the Massena Property,and the non-usable equipment, management is continuing its process of evaluating all operating assets to determine what is essential to the core business.


PART I - FINANCIAL INFORMATION

Item No. 2
               Management's Discussion and Analysis of
            Financial Condition and Results of Operations.

                    Liquidity and Capital Resources

At September 30, 1996, the Company had cash and cash equivalents of $10,616 as compared to $12,647 at December 31, 1995.

At September 30, 1996, the Company had a working capital deficit of $1,786,608 compared to a working capital deficit of $742,556 at December 31, 1995. The increase in the working capital deficit is attributable to increased borrowings from short-term lines of credit from a bank and an affiliated party during 1996.

The Company has available a collateralized borrowing facility with a bank that provides for borrowing up to $1,000,000 on a revolving basis due on May 31, 1997. Additionally, at September 30, 1996, the Company has an unsecured line of credit with an affiliated party with maximum borrowings of $1,000,000 due on March 31, 1997. Borrowings against the collateralized and unsecured lines of credit aggregated $971,000 and $750,000 respectively at September 30, 1996. As of the date of this report, the Company has $125,000 of available borrowings with the affiliated party.

As of August 1, 1996, the Company has restructured two of its long term obligations with a bank. In addition, interest payments on its unsecured line of credit with the affiliated party have been deferred for eighteen months. (see footnote #4 on page 7)

Currently, the Company's credit facilities are near the maximum limits. Management has addressed this issue very aggressively by restructuring its debt and cutting costs. There can be no assurances however that the Company will meet all of its cash requirements over the next twelve months.

On October 14, 1996, a new President was hired to manage the operations of the Company. As a result, management is strategically reviewing its client base to achieve a growth in sales volume. In addition, management will continue to review and control overhead costs.

Massena Property

As of September 30, 1996, the Company has reclassified its Massena Property (a former oil tank farm located on the St. Lawrence River) to assets held for sale. The property has a carrying value of approximately $1.9 million as of September 30, 1996.

Currently, the Company uses the property for its continuing operations in Massena.

Management is currently reviewing several options relative to the sale and or lease of the property. During the third quarter, management retained a real estate broker and is aggressively marketing the property throughout the United States and Canada.
Due to the uniqueness of the asset and the absence of quoted market prices on similar properties, management anticipates it will take a prolonged period of time to consummate a sale or lease of the property. Management will continue to assess the proper valuation of the property as it relates to its carrying value.

Equipment

As of September 30, 1996, the Company has taken a write down on certain equipment resulting in a charge of $240,594. The equipment which had a carrying value of approximately $320,594 primarily consists of non-useable equipment which has been reduced to $80,000, the estimated net realizable value, and has been reclassified to assets held for sale. The Company expects the sale of the equipment to be complete during the fourth quarter of 1996.








                                     Results of Operations

Billings:

The Company's project billings and services for the third quarter of 1996 have decreased 28% over the third quarter of 1995. For the nine month period ended September 30, 1996, the Company's billings have decreased 36% over the same period in 1995. The Company's overall decrease in revenues during 1996 as compared to the same period last year is attributable to fewer available New York State Environmental projects, a lower volume of emergency spill response activity, and a general downturn in the environmental services market.

Project Costs and Gross Profit:

Project Costs for the third quarter of 1996 decreased 21% to $1,033,351 from $1,309,707 for the same period in 1995. Project Costs as a percentage of revenues was 71% and 65% for the three months ended September 30, 1996 and 1995 respectively. Gross profit margin for the third quarter of 1996 decreased to 29% from 35% for the same period in 1995. For the nine month period ended September 30, 1996, Project Costs decreased 36% from $3,897,246 to $2,483,341 primarily due to decreased revenues. Project Costs as a percentage of revenues was 66% for the nine month periods ended September 30, 1996 and 1995. The gross profit margin for the nine month periods ended September 30, 1996 and 1995 was 33%.

The decrease in the gross profit margin during the third quarter of 1996 is the result of an increasingly competitive environmental services market.



                Selling, General and Administrative Expenses:

Selling, General and Administrative Expenses (SG&A) for the three months ended September 30, 1996, decreased 18% to $606,103 from $743,220 for the same period in 1995. For the nine month period ended September 30, 1996, SG&A decreased 1% to $1,872,293 from $1,888,501 for the same period in 1995.

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

                    None


Item 3.             Defaults Upon Senior Securities

                    None


Item 4.             Submission of Matters to a Vote of Security Holders

                    None


Item 5.             Other Information

                    None


Item 6.             Exhibits

                    None


Item 7.             Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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

                  OP-TECH Environmental Services, Inc.
                             (Registrant)



          /s/ John R. Loveland
          John R. Loveland, Chief Executive Officer

Date:      November 15, 1996


          /s/ Joseph M. McNulty
          Joseph M. McNulty, Treasurer

Date:      November 15, 1996