Form 10-K
period 1996-12-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 1997-04-23
CIK 858748

SECURITIES AND EXCHANGE COMMISSION
			  Washington, D.C. 20549

			       FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

OR

[]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the transition period from       to

Commission file number                  0-19761


		OP-TECH Environmental Services, Inc.
       (Exact name or registrant as specified in its charter)

			Delaware                       91-1528142
	    State or other jurisdiction             (I.R.S. Employer
	  of incorporation or organization         Identification No.)

      6392 Deere Road, Syracuse, NY                   13206
      (Address of principal executive offices)      (Zip Code)

      Registrant's telephone number, including area code
      315-463-1643

      Securities registered pursuant to section 12(b) of the Act:

      Title of each class   Name or each exchange on which registered

      None

      Securities registered pursuant to Section 12(g) of the Act:

      Common Stock, $.01 par value
      (Title of class)

	     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1943 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X or No

	     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K (Section
	     229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
	     10-K or any amendment to this Form 10-K [X].

	     The aggregate market value of the voting stock held by non-affiliates of the Company as of March 15, 1997 was $1,820,436 based upon the average bid and ask price of such stock on such day.

	     (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

	     Indicate the number of shares outstanding of each of the Company's classes of common stock, as of March 15, 1997. Common Stock, $.01 par value. 4,854,497

PART I
ITEMS 1. BUSINESS

General

	     OP-TECH Environmental Services, Inc. and Subsidiaries
	     (the "Company"), a Delaware corporation provides comprehensive environmental services predominately in Upstate and Central New York. The Company performs industrial cleaning of non-hazardous materials, provides varying services relating to plant facility closure including interior and exterior demolition as well as asbestos removal services. In addition, the Company provides remediation services for sites contaminated by hazardous materials and provides 24 hour emergency spill response services. The majority of the Company's revenues are derived from industrial companies and Municipalities facing complex environmental clean-up problems associated with hazardous materials as required by the New York State Department of Environmental Conservation (NYSDEC). The Company's services include assessing the regulatory, technical, and construction aspects of the environmental issue, developing a strategic plan to solve the environmental issue, and performing the necessary remediation activities. The Company seeks to provide its clients with remedial solutions which integrate the various aspects of a project and are well-documented, practical, cost effective, and acceptable to regulatory agencies and the public. Through its affiliation with O'Brien & Gere
	     Limited Inc. and Subsidiaries ("Limited"), the Company has an available resource of experienced engineers, scientists, construction professionals and attorneys.

SERVICES

Asbestos Abatement

	     The Company provides asbestos abatement contracting services to the public and private sectors. The Company has expertise in all types of asbestos abatement including removal, disposal and enclosure and encapsulation.
	     Asbestos removal is performed in commercial buildings, industrial facilities and governmental buildings.

Interior Demolition/Structural Dismantling

	     The Company provides interior demolition services such as removing walls, ceilings and flooring.
	     In addition, the Company offers structural dismantling services with experience in razing concrete, wood and steel structures, concrete and brick chimneys and concrete piers and foundations.

On-Site Industrial and Waste Management Services

	     The Company provides on-site industrial cleaning and waste management services. Specialized services for the handling, processing and disposal of hazardous wastes are provided by vacuuming,soda blasting, hydroblasting, dredging, dewatering and sludge processing, sludge pumping, chemical cleaning and tank cleaning.




Transportation and Disposal Services

	     The Company provides transportation of hazardous and non-hazardous wastes from customer sites to customer designated landfills, disposal facilities and the Company's own Aqueous Treatment Facility.
	     The Company also provides liquid tank truck transports equipped with vacuum pumps.

Excavation and Site Remediation Services

	     The Company provides excavation and soil blending services for treatment of contaminated soil using heavy equipment such as excavators, loaders and a large soil blender.
	     The Company primarily provides on-site soil blending to public utilities and municipal customers.

Hydrogeological/Drilling Services

	     The Company subcontracts hydrogeological services to petroleum companies, engineering firms and local and state public entities. Through performing hydrogeological assessments, the Company evaluates and determines the need for ground water remediation systems, pump and treatment systems and sub-surface petroleum product recovery.
	     In addition, the Company provides air sparging systems, long term remediation system operations and maintenance as well as monitoring well and recovery well installations.

24 Hour Emergency Spill Response

	     The Company undertakes environmental remediation projects on both a planned and emergency basis. Emergency response actions may develop into planned remedial action projects when soil, groundwater, buildings, or facilities are extensively contaminated. The Company has established specially trained emergency response teams. Many of the Company's decontamination and mitigation activities result from a response to an emergency situation by one of its response teams. These incidents can result from transportation accidents involving chemical or petroleum substances, fires at chemical facilities or hazardous waste sites, transformer fires or explosions involving PCB's, and other unanticipated developments. The substances involved may pose an immediate threat to public health or the environment, such as possible groundwater contamination. The Company has an agreement with the NYSDEC to provide emergency response services in Upstate, Central and Western
	     New York, payment of which is guaranteed by the NYSDEC.

	     Emergency response projects require trained personnel who are equipped with protective gear and specialized equipment and are prepared to respond promptly whenever these situations occur.
	     The Company's health and safety specialists and other skilled personnel closely supervise these projects during and subsequent to the clean-up process. The steps performed by the Company include rapid response, containment and control procedures, sampling for analytical testing and assessment, neutralization and treatment, collection and transportation of the substance to an appropriate treatment or disposal facility.

Aqueous Treatment Facility

	     The Company operates a year round aqueous treatment facility at the Company's Massena, New York location. The facility provides for the clean-up of contaminated water and its eventual discharge into the St. Lawrence River. The facility services both the Company, its clients and outside vendors. Construction of the facility was completed in September, 1992 and has seen increased use as a result of receiving a Part 360 permit from the State of New York.

Overall Site Assessment and Implementation of Remediation Services

	     Hazardous Waste: The Company's hazardous waste projects include the design and construction of on-site facilities to monitor, isolate, or contain hazardous wastes existing in surface and subsurface water; the transport of contaminated soils; the decontamination of equipment and facilities related to the production and use of hazardous materials, industrial cleaning, building demolition and asbestos removal. Although the Company's projects vary widely in objective, scope and duration, each project involves the Company providing one or more of the following services through the use of its own resources or the resources of selected subcontractors: strategic planning; site reconnaissance and security;
	     remedial evaluation; clean-up evaluation; design, construction and operation of facilities to treat, stabilize, or isolate the hazardous materials; and closure planning and monitoring.

	     Strategic Planning: On each of its projects, the Company attempts as early as possible, to formulate a complete strategy for directing all efforts toward solving the hazardous waste problem. The Company's strategic plans are designed to satisfy the demands of regulatory agencies and the public, sometimes under emergency conditions. Additionally, the Company attempts to balance the cost of the alternatives against risks to the client associated with potential litigation or unfavorable publicity. Through strategic planning, the Company attempts to minimize expenditures that will not lead to complete solutions, and to enhance the clients' credibility with regulatory agencies and the public.

	     Site Reconnaissance and Security: In conducting a site reconnaissance, the Company makes a general assessment to determine the basic characteristics of a site and the limitations imposed thereby, climatological considerations and the proximity and degree of residential development. In providing site security, the Company's services include assessing the hazardous condition, restricting access to the affected area, assisting in the preparation of any necessary evacuation plans, eliminating or reducing potential risks of fire or explosion, containing or removing hazardous materials which might pose additional risk, and implementing measures to reduce or halt the spread of hazardous substances into adjacent areas.

	     Remedial Evaluation: A remedial investigation involves the detailed assessment of an affected area to determine the nature and extent of hazardous materials present. This is often done at the request of one or more regulatory agencies.
	     In conducting such an investigation, the Company performs numerous physical tests. A remedial investigation also involves the study of the geologic, and hydrogeologic characteristics of the affected area and the surrounding environment and a determination of the risks posed by the hazardous materials determined to be located in the affected area. In conducting such investigations, the Company often reviews the construction of a facility and past storage and handling practices regarding hazardous materials. The Company has the capability of removing and replacing underground storage tanks.

	     Clean-up Evaluation: A feasibility study addresses measures which may be implemented to remove hazardous wastes from a site, to treat, stabilize or contain such wastes on-site or to otherwise mitigate their effects. Such studies take into account, among other things, available technology, regulatory considerations and the cost-benefit relationship of alternative measures. Additionally, the Company reviews the project and alternative remedial measures in light of legitimate public concerns.

	     Design, Construction, and Operation of Remedial Facilities:
	     Based on the results of remedial investigations and feasibility studies, the Company uses its scientific and construction expertise directly, or through subcontractors to design an appropriate structure or system for use at a particular site, and performs the necessary remediation activities.
	     These remediation activities might include such diverse measures as construction of a slurry wall to contain the hazardous materials, construction and operation of a pumping and filtration system to decontaminate surface or subsurface waters or construction and operation of an integrated system to excavate contaminated soil and remove it to a licensed disposal facility.

	     Closure Planning and Site Monitoring: The Resource Conservation and Recovery Act of 1976 ("RCRA") requires the planning of closure and postclosure monitoring for all licensed secure hazardous landfills, treatment facilities, and on-site hazardous waste storage areas. The Company plans and performs facility closures and postclosure monitoring programs. While certain monitoring requirements are mandated by RCRA, many sites have, at some time, contained hazardous wastes which also frequently require monitoring. The Company provides monitoring for sites and the corresponding data management services.

	     The Company usually contracts for and manages all aspects of the work related to the completion of a particular project. In addition, the Company performs all aspects of the work and certain other specialized operations, some of which are subcontracted to other parties. The Company does, however, occasionally, contract to perform only certain aspects of a particular project. The Company has submitted a number of bids for projects with other members of Limited.

Technologies Employed

	     The Company utilizes a wide variety of physical and chemical treatment technologies in performing its remediation activities. Physical treatment technologies generally involve filtration and aeration techniques and are used to separate contaminants from soils, slurries or water. Chemical treatment technologies generally involve flocculation, clarification, precipitation, polymer addition, chemical oxidation, chemical absorption and stabilization. Depending on the contaminants present and the site characteristics, these technologies are combined into integrated treatment systems which reduce contaminant concentrations to levels consistent with prescribed regulatory standards.

Regulation

	     The business of the Company and its clients is subject to extensive, stringent and evolving regulation by the EPA and various other federal, state and local environmental authorities. These regulations directly impact the demand for the services offered by the Company. In addition, the Company is subject to the federal Occupational Safety and Health Act, which imposes requirements for employee safety and health. The Company believes it is in substantial compliance with all federal,state and local regulations governing its business.

	     RCRA. The Resources Conservation and Recovery Act of 1976 ("RCRA") is the principal federal statute governing hazardous waste generation, treatment, storage and disposal. RCRA, or EPA- approved state programs may govern any waste handling activities of substance classified as "hazardous".
	     The 1984 amendments to RCRA substantially expanded its scope by, among other things, providing for the listing of additional wastes as "hazardous" and providing of the regulation of hazardous wastes generated in lower quantities than previously had been regulated. Additionally, the amendments impose restrictions on land disposal of certain hazardous wastes, prescribe more stringent standards for hazardous waste land disposal sites, set standards for underground storage tanks and provide for "corrective" action at or near sites of waste management units. Under RCRA, liability and stringent operating requirements may be imposed on a person who is either a "generator" or a"transporter" of hazardous waste, or an "owner" or "operator" of a waste treatment, storage, or disposal facility. The Company does not believe its hazardous waste remediation services cause it to fall within any of these categories, although it might be considered an "operator" of a waste management facility of a "generator" of hazardous waste if it were to control the collection, source, separation, storage, transportation, processing, treatment, recovery or disposal of hazardous wastes, including operation of a treatment unit for remedial purposes.

	     Regulation of underground storage tanks (UST) legislation, in particular Subtitle I of RCRA, focuses on the regulation of underground tanks in which liquid petroleum or hazardous substances are stored and provides for the regulatory setting for the principal portion of the Company's work.
	     Subtitle I of RCRA requires owners of all existing underground tanks to list the age, size, type, location and use of each tank with a designated state agency. The EPA has published performance standards and financial responsibility requirements for storage tanks over a five year period. These regulations also require all new tanks which are installed to have protection against spills, overflows, and corrosion. Subtitle I of RCRA provides civil penalties of up to $15,000 per violation for each day of non- compliance with tank requirements and $10,000 for each tank for which notification was not given or was falsified. RCRA also imposes substantial monitoring obligations on parties which generate, transport, treat, store or dispose of hazardous waste.

	     Superfund Act. The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund Act") generally addresses clean-up of inactive sites at which hazardous waste treatment, storage or disposal took place.
	     The Superfund Act assigns joint and several liability for cost of clean-up and damages to natural resources to any person who, currently, or at the time of disposal of a hazardous substance who by contract, agreement or otherwise arranged for disposal or treatment, or arranged with a transporter for transport of hazardous substances owned or possessed by such person for disposal or treatment; and to any person who accepts hazardous substances for transport to disposal or treatment facilities or sites from which there is a release or threatened release.
	     Among other things, the Superfund Act authorized the federal government either to clean up these sites itself or to order persons responsible for the situation to do so. The Superfund Act created a fund, financed primarily from taxes on oil and certain chemicals, to be used by the federal government to pay for the clean-up efforts. Where the federal government expends money for remedial activities it may seek reimbursement form the Potentially Responsible Parties (PRPs).

	     In October 1986, the Superfund Amendment and Reauthorization act ("SARA") was enacted and has increased environmental remediation activities significantly. SARA authorizes federal expenditures of $8.5 billion over five years, while imposing more stringent clean-up standards and accelerated timetables. The requirements of SARA are expected to add 1,600 to 2,000 sites to the national priority list. Within 36 months of the enactment of SARA, remedial investigation and feasibility studies were to be conducted for at least 275 national priority list sites, and were this not achieved for at least 650 sites within five years. Physical on-site remedial work was to be commenced for at least 175 new sites in the 36 months after enactment and for an additional 200 sites in the following 24 months. SARA also contains provisions which expand the EPA's enforcement powers and which are expected to encourage and facilitate settlements with PRPs. The Company believes that, even apart from funding authorized by SARA, industry and governmental entities will continue to try to resolve hazardous waste problems due to their need to comply with other statutory and regulatory requirements and to avoid liabilities to private parties.

	     The liabilities provided by the Superfund Act could, under certain factual circumstances, apply to a broad rage of possible activities by the Company, including generation of transportation of hazardous substances, releases of hazardous substances, failure to properly design a clean-up, removal or remedial plan and failure to achieve required clean-up standards, leakage of removed wastes intransit or a the final storage site and remedial operations on ground water. Such liabilities can be joint and several where other parties are involved.

	     Other. The Company's operations are subject to other federal laws protecting the environment, including the Clean Water Act and the Toxic Substances Control Act.

	     Many states have also enacted statutes regulating the handling of hazardous substances, some of which are broader and more stringent than the federal laws and regulations.

Competitive Conditions

	     The markets for environmental remediation, as well as demolition and asbestos removal, have become increasingly competitive.
	     The Company competes with many different firms ranging from small local firms to large national firms having greater financial and marketing resources than the Company. Competition in environmental services is based largely on competitive pricing and quality of service provided. Other competitive factors include geographic location as well as reputation.
	     Management believes the Company is one of the few firms based in the Central and Upstate New York Region that offers a high quality combination of environmental services at the most competitive prices. In addition, through its wide range of environmental services, good reputation and competitive pricing, the Company hopes to maintain a competitive edge in the environmental services business.

	     The Company operates field offices in Syracuse, Massena, Rochester and Albany, New York and an additional office in Canada. While operations in the Syracuse and Massena offices are substantial, the Rochester and Albany offices operate on a skeleton staff. Operations in Canada have been minimal since inception.

Seasonality

	     Typically during the first quarter of each calendar year there is less demand for environmental remediation due to the cold weather, particularly in the Northeast and Midwest regions. In addition, factory closings for the year-end holidays reduce the volume of industrial waste generated, which results in lower volumes of waste handled by the Company during the first quarter of the following year.

Customers

	     The Company's client base includes industrial companies, real estate developers, auto parts manufacturers, aluminum producers, utilities, waste disposal firms, municipalities and engineering firms. During 1996, the Company performed services for more than 250 clients. These projects ranged from short-term
	     (three months or less) to projects which were on going for 12 months or more. The majority of the projects were short-term in nature and continue to provide a substantial amount of revenue for the Company. During 1996, sales to one customer, other than an affiliated party,amounted to approximately $428,000. Sales to two individual customers totalled approximately $1,539,000 or 27% of the Company's revenues.

Insurance

	     The Company maintains commercial general liability insurance which provides aggregate coverage limits of $5.0 million.
	     The Company also maintains asbestos liability and contractors pollution legal liability which provide aggregate coverage limits of $1.0 million respectively. In addition, the Company also maintains workers compensation, comprehensive automobile, and Directors and Officers liability insurance.

Backlog

	     As of December 31, 1996, the Company had a backlog of orders it believed to be firm of approximately $1,400,000.


Employees

	     As of March 15, 1997, the Company had a total of 60 full-time employees between its headquarters in Syracuse, NY and its branch offices in Massena, Rochester and Albany, NY. All employees of St. Lawrence Industrial Services, Inc., a wholly owned subsidiary, are covered by union contracts.
	     No other employees are currently covered by union contracts.
	     The Company's ability to retain and expand its staff will be an important factor in determining the Company's future success.

	     The Company considers its relations with its employees to be good, and the Company has never had a work stoppage or threat of a work stoppage.

ITEM 2.  PROPERTIES

	     The Company's executive and branch office located in Syracuse, New York, occupy approximately 17,000 square feet leased from O'Brien and Gere Property Development, a related party, at a current monthly rate of $7,167 including utilities. The terms of the lease extend through June 30, 1998 and does not contain an escalation clause.

	     Additionally, the Company leases approximately 6,400 square feet of office and garage space in Rochester, New York from Elam Sand and Gravel at a current monthly rate of $1,500 plus electrical and gas charges. The terms of the lease extend through August 31, 1997 and does not contain an escalation clause.

	     The Company owns a 13.93 acre parcel of land located in the Town of Massena, St. Lawrence County, New York. This parcel, which has approximately 1,300 feet of frontage on the St. Lawrence River, is located in a protected area where the water is forty-five feet deep. This provides excellent dockage for local ships and also ocean going ships utilizing the St. Lawrence Seaway.

	     The land is improved with a well maintained concrete and creosote timbered dock that extends about 90 feet into the river and about 260 feet along the river bed. it is equipped with the necessary piping, valves and fittings to serve the former Metropolitan Oil Petroleum Tank Farm. The land is improved with seven petroleum tanks that have a capacity of 472,000 barrels. There are four support buildings on the premises, consisting of an office building, a combination office, ship and boiler room building; and two storage sheds.

	     The Company is currently pursuing the sale of its Massena property and is currently in negotiations with two independent parties interested in purchasing it. (See additional discussion under ITEM 7 of this report).

	     In March of 1997, the Company signed a consent order issued by the New York State Department of Environmental Conservation which requires the Company to remediate its Massena, NY property. Currently, the Company is unable to determine the extent of the contamination if any.
	     Management plans to begin digging test sites on the property in the second quarter of 1997 at which time it will be in a better position to determine the extent of any ground contamination if any.

	     The Company's owned equipment consists primarily of construction equipment such as vacuum trucks, tankers, forklifts, excavation equipment, pumps, generators and compressors, some of which have been specially modified for the Company's use. Chemical trailers and other specialized equipment for short-term projects are typically leased form local equipment contractors. The Company also, from time to time, leases equipment to outside parties.

ITEM 3. LEGAL PROCEEDINGS

	     With the exception of the New York State Department of Environmental Conservation consent order discussed in ITEM 2 above, the Company is not a party to any litigation or governmental proceedings that management believes could result in any judgements or fines against it or that would have a material adverse effect on the Company or its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	     None

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
	STOCKHOLDER MATTERS

	     (a) The shares of the Company's common stock are listed in the "Pink Sheets" and on the NASDAQ Bulletin Board under the symbol OTES.

	     The high and low bid price for the shares of the Company's common stock of the following periods is as follows:

  Quarter Ended                                 High Bid           Low Bid

March 31, 1995                                   1 1/4                1/2
June 30, 1995                                      3/4                5/8
September 30, 1995                               1                    3/4
December 31, 1995                                1                    3/4
March 31, 1996                                   1 1/8                5/8
June 30, 1996                                      7/8                3/8
September 30, 1996                                 5/8                1/8
December 31, 1996                                  5/8                1/8
March 15, 1997                                     5/8                1/8

	     The aforementioned prices reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

	     (b) At March 15, 1997, there were approximately 140 holders of record of the Company's common stock.

	     (c) The Company has never paid any dividends and does not anticipate paying dividends for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

				      Year Ended December 31,

Statement of Operations Data

	    1996          1995       1994        1993       1992

Revenues  $5,792,548  $7,145,587  $5,143,623  $4,648,574  $2,041,532
Net Loss  (1,553,320)   (847,037) (1,131,139)   (587,804)   (953,790)
Net Loss
Per Share   ($.32)       ($.17)     ($.25)       ($.20)     ($.32)



Balance Sheet Data       1996      1995        1994       1993        1992
				  (5)                (2),(3) & (4) (2)&(3)

Total Assets          $5,155,409  $5,527,547  $6,269,756  $5,610,187  $5,202,398
Long-Term Obligations   $875,000   2,326,459  $1,681,686  $3,249,620  $3,182,871


(2) On March 2, 1994, a shareholder of the Company converted its $1.0 million long-term obligation to common stock.

(3) On March 2, 1994, the Company paid off its subordinate debt to a shareholder. The long-term obligation as of December 31, 1993 was $681,516.

(4) April 6, 1994, the Company sold 170,000 shares of Common Stock for $255,000.

(5) On November 1, 1995, the Company converted a $500,000 short-term note to a long-term obligation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

	     At December 31, 1996, the Company had cash and cash equivalents of $19,077 as compared to $32,044 at December 31, 1995.

	     At December 31, 1996, the Company had a working capital deficit of $2,978,958 compared to a working capital deficit of $742,556 at December 31, 1995, with a current ratio of .4 to 1 at the end of 1996 compared to .7 to 1 at the end of 1995. The increase in the working capital deficit is primarily attributable to the default provisions in the Company's debt which has been classified as current as discussed below.

	     As a result of recurring operating losses during 1996, the Company's cash provided by financing activities was due primarily to proceeds from its line of credit with O'Brien & Gere Limited, an affiliate of the Company.

	     For the year ended December 31, 1996, the Company's net cash used in operating activities was $371,140 versus net cash provided by operating activities of $308,694 in 1995.

	     During 1996, the Company had capital purchases of $153,953 which were financed through operations and long term debt. Capital expenditures consisted of several utility vehicles and a Vec Loader which increased the Company's ability to provide dry vacuum services.

	     On May 31, 1996, the Company renewed its $1,000,000 working capital line of credit with a bank. The line of credit currently expires on May 31, 1997. The Company expects to satisfy its liquidity requirements in 1997, which are expected to consist of working capital requirements, principal and interest payments on debt and some small capital expenditures. In order for the Company to achieve these cash requirements, it will be necessary for the bank to renew the line of credit in May 1997.
	     Although there can be no guarantees of its renewal, management believes that the bank will renew this credit facility.

	     Due to the significant amount of debt held by the Company, a significant rise in interest rates could have an adverse effect on the Company's profitability and its ability to meet cash flow requirements.

	     On August 1, 1996, the Company entered into a modification with the bank that deferred principal payments on the first and second mortgages until February 1998. In addition, interest payments on its unsecured line of credit with O'Brien & Gere Limited have been deferred until February of 1998.
	     The Company's ability to resume principal and interest payments on these obligations depends on its ability to meet its budgetary goals in 1997.

	     During 1996, the Company increased its existing unsecured line of credit with O'Brien & Gere Limited, an affiliate of the Company and a shareholder, to $1,000,000 due on March 1, 1998.
	     As of December 31, 1996, there was an $875,000 advance against the line of credit. Subsequent to year end, the Company borrowed an additional $125,000 bringing the shareholder note up to $1,000,000. In March of 1997, O'Brien & Gere Limited approved an additional $400,000 advance, $200,000 which is immediately available to the Company and an additional $200,000 which will become available in May 1997 subject to meeting certain budgetary goals.

	     Substantially all of the Company's debt is with one financial institution, and such agreements have cross default provisions. As a result of non compliance with covenants on certain of the debt, all of the debt is deemed to be in default and callable by the Bank. Though the Bank has not at this date called the obligations, there can be no assurances that they will not exercise this right in the future.

NEW PRESIDENT

	     During 1996, the Board of Directors conducted a national search for a new President. After reviewing numerous candidates, the Board decided to hire Anthony R. Pongonis as the Company's new President. Since taking on this role in October of 1996, Mr. Pongonis has been focused on achieving a higher sales volume for the Company while assembling a new management team to lead the Company into 1997.

IMPAIRMENT OF LONG-LIVED ASSETS TO BE DISPOSED OF.

	     The Company's financial statements reflect the non-cash impact of Statement of Financial Accounting Standards (SFAS) #121 which was adopted in 1996. The non-cash charge as a result of the adoption of SFAS #121 was $342,896. $240,594 was related to equipment which was deemed non-usable in the third quarter and $102,302 related to the write down of an intangible non-current asset.
	     As a result of the reduced carrying amount of these long-lived assets, depreciation and amortization expense is expected to be reduced by approximately $90,000 in 1997.

ASSETS HELD FOR SALE

	     Assets held for sale of $1,908,677 at December 31, 1996 consist principally of the Massena Port Facility valued at $1,828,677 and certain equipment valued at $80,000.

THE MASSENA PORT FACILITY

	     The Massena Port Facility is a former oil tank farm which is located on the St. Lawrence River in Massena, NY.
	     The property is improved with several buildings and a deep water docking facility for large ocean going ships.
	     Currently, the Company uses the property for its Massena branch office headquarters, equipment storage and its Aqueous Treatment/360 Facility. Due to the significance of the carrying value of the property, the Company obtained an independent third party appraisal to support its carrying value. As a result of the appraisal, management has concluded based on several factors that there is no impairment of the property's value at this time.

	     Management recognizes the potential debt reduction and generation of working capital if the property were to be sold. As a result, management is actively pursuing the sale of the property and realizes its value as both a petroleum storage facility as well as a non-petroleum products storage facility. Currently, management is pursuing options with two independent parties who are interested in the property for each of the above purposes.

EQUIPMENT

	     Management is actively pursuing the sale of certain equipment valued at $80,000. Due to the nature of the equipment and the current demand for it, an impairment valuation is not deemed appropriate at this time.

1997 BUSINESS PLAN

	     Management has formulated a business plan which it believes will help the Company achieve both its revenue goal and overhead reduction plan for 1997. There are no assurances that this program will be successful. Some of the specifics of the plan are outlined as follows:

Revenues

	     To increase sales volume, the Company has implmented a Master Service Agreement Plan. This plan will allow the Company to become listed on the preferred vendor lists of large industrial customers. The successful marketing of these plans will allow for recurring industrial services to these clients and provide a base workload for the Company.

	     In addition to the above, the Company is pursuing public projects in 1997. In the past, OP-TECH has never aggressively pursued work in the public sector. As a result of changing markets, management believes the Company can be very competitive in the public sector and still yield a gross margin sufficent enough to meet budgetary goals.

Gross Margin

	     In addition to achieving a higher sales volume for 1997, management is focusing on attaining a gross margin sufficient enough to cover overhead expenses. As the overall environmental market has become very competitive, managing the type of work pursued has become a difficult challenge.
	     Management believes it can achieve a proper mix of business during 1997 to enable it to achieve a gross margin consistent with its goals.

Overhead Reduction

	     Management has taken and will continue to take the necessary steps it deems appropriate to reduce corporate overhead. Some actions taken by the Company during 1996 and early 1997 are outlined as follows;

	     All staffing needs were reviewed and under utilized staff were released thus reducing overhead wages.


	     The Company eliminated its in house drilling division as it found the demand for these services to be at an all time low in its service area.

	     Several pieces of unused equipment were sold during 1997 which helped generate approximately $40,000 in additional operating cash. In addition, the Company has since paid down $82,000 of debt related to this equipment.

	     Overhead items such as shop supplies, shop labor and non-project expenses have been held to a minimum in 1997.

	     Although there can be no assurances of the Company's ability to meet its cash requirementsduring 1997, management believes achieving certain revenue, gross margin and overhead reduction goals set forth in its 1997 operating budget will allow the Company to meet the necessary cash requirements to enable it to continue as a going concern.

Results of Operations

	     This financial review should be read in conjunction with the accompanying Consolidated Financial Statements and related notes thereto.

FACTORS THAT MAY AFFECT FUTURE RESULTS

	     The Company's future operating results may be affected by a number of factors, including the Company's ability to: successfully increase market share in its existing service territory while expanding its services into other markets; realize benefits form cost reduction programs; sell the Massena Property and utilize its facilities and work force profitability in the face of intense price competition.

	     The Company's operations may be affected by the commencement and completion of major site remediation projects; seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for remedial activities; the timing of regulatory decisions relating to hazardous waste management projects'; changes in regulations governing the management of hazardous waste and secular changes in the waste processing industry towards waste minimization and the propensity of delays in the remedial market.
	     As a result of these factors, the Company's revenue and income could vary significantly form quarter to quarter, and past financial performance should not be considered a reliable indicator of future performance.

	     The Company's business has not been significantly affected by inflation during the periods discussed below.

1996 COMPARED TO 1995

Revenues

	     During the year ended December 31, 1996, the Company's revenues decreased 19% to $5,792,548 compared to $7,145,587 reported for the previous year ended December 31, 1995. A comparison of revenues by business type between the current and prior year shows the following. The asbestos abatement and demolition business remained stable due to an award of a large asbestos abatement contract in the fourth quarter. The hydrogeological and drilling business decreased significantly due to the lack of enforcement of governmental regulations during the year. The Company has since eliminated its in-house hydrogeological division and is currently subcontracting these services to another company. Industrial cleaning services rose slightly during the year as the Company began to refocus its marketing effort in this area. The Company's Emergency Spill Response revenue decreased significantly during 1996 as there were fewer emergency response calls than in 1995. Finally, the Company saw a slight decrease in the transportation and disposal business during the year.

Project Costs and Gross Profit

	     Project costs for the year ended December 31, 1996 decreased 15% to $4,036,846 from $4,756,576 for the year ended December 31, 1995. The decrease in project costs is attributable primarily to decreased revenues. The gross profit margin for the year ended December 31, 1996 was 30.3% versus 36.8% for the year ended December 31, 1995. The decrease in the gross profit margin is attributable to increasingly competitive market conditions which have forced the Company to bid jobs at a lower gross profit margin than in past years.
	     In addition, several large projects during 1995 contributed to an overall higher gross profit margin.

Selling, General and Administrative Expenses

	     During the year ended December 31, 1996 selling, general and administrative expenses decreased 9.6% to $2,593,996 compared to $2,871,719 reported for the previous year ended December 31, 1995. The decrease is mainly attributable to a reduction in personnel.

Operating Loss

	     For the year ended December 31, 1996, the Company's operating loss increased to $1,181,190 compared to a loss of $482,708 for year ended December 31, 1995. The increase in the operating loss is attributable to an overall lower sales volume in 1996 and a lower gross margin on sales due to an increasingly competitive market. In addition, the Company incurred a non-cash charge of $342,896 related to the write-down of certain equipment and intangible assets during 1996.

Interest Expense

	     Interest expense decreased slightly in 1996 to $357,173 from $357,460 in 1995. Interest expense on short term borrowings increased during 1996 as a result of an increase in the Company's line of credit borrowings with an affiliate.

Net Loss

	     The net loss for the year ended December 31, 1996 was $1,553,320 ($.32 per share) compared to $847,347 ($.17 per share) in 1995. As a result of the Company's net operating loss, there was no provision for federal income taxes recorded in 1996.

1995 COMPARED TO 1994

Revenues

	     During the year ended December 31, 1995, the Company's revenues increased by 38.9% to $7,145,587 compared to $5,143,623 reported for the previous year ended December 31, 1994. A comparison of revenues by business type between the current and prior year shows the following. The asbestos abatement and demolition business increased due to a large contract with an affiliated party. The hydrogeological and drilling business increased due to a high volume of governmental contracts during 1995. Finally, the Company's emergency spill response revenue rose significantly due to several large fuel truck spills which occurred throughout the year. The Company also saw a moderate increase in the transportation and disposal business while the industrial cleaning business only experienced a slight increase.


Project Costs and Gross Profit

	     Project Costs for the year ended December 31, 1995 increased 32.5% to $4,509,328 from $3,402,744 for the year ended December 31, 1994. The increase in project costs is attributable primarily to increased revenues. The gross profit margin for the year ended December 31, 1995 was 36.8% versus 33.8% for the year ended December 31, 1994. The increase in the gross margin is attributable to a greater number of projects which were labor and equipment intensive during 1995.

Selling, General and Administrative Expenses

	     During the year ended December 31, 1995, selling, general and administrative (S,G & A) expenses increased by 20.5% to $3,118,967 compared to $2,589,287 reported for the previous year ended December 31, 1994. The increase in SG & A is mainly attributable to an increase in bad debt write offs, depreciation expense and added personnel. In addition, the Company wrote off the remaining value of its customer list and organization costs in the amount of $107,000. SG & A as a percent of revenue decreased to 43.6% in 1995 versus 50.4% for 1994.

Operating Loss

	     For the year ended December 31, 1995, the Company's operating loss improved by 43.1% to $482,708 compared to a loss of $848,408 for the year ended December 31, 1994. The improvement in the operating loss is attributable to increased revenues and a higher gross profit margin in 1995.

Interest Expense

	     Interest expense increased 23.1% in 1995 to $357,460 from $290,453 in 1994 as a result of increased borrowings by the Company principally to finance capital purchases.

Net Loss
	     The net loss for the year ended December 31, 1995 improved to $847,037 ($.17 per share) from $1,131,139 ($.25 per share)
	     in 1994. As a result of the Company's net operating loss, there was no provision for federal income taxes recorded in 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

	     The consolidated financial statements of the Company and the report of Coopers & Lybrand L.L.P. are submitted under
	     Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	     None

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

	     The following table sets forth certain information about the directors of the Company, all of whom were unanimously elected at the Annual Meeting of Stockholders of the registrant on May 30, 1996 for a term of one year.


Name, Age                   Year First
Principal Occupation         Elected     Certain Other Information

Terry L. Brown (45)
Vice President                 1991      Mr. Brown has served his
					 present position as Vice President
					 since November 1991.  He has
					 served as President of O'Brien
					 & Gere Technical Services since
					 September 1991.  He has served as a
					 director of O'Brien & Gere Limited
					 since August of 1991.  From 1988
					 to September 1991, he served as
					 Vice President and General Manager
					 of O'Brien & Gere Technical
					 Services.

Richard L. Elander (55)
Vice President                  1991      Mr. Elander has served his
					  present position as Vice
					  President and General Manager
					  since June 1994.  He also
					  served as Chief Executive Officer
					  from November 1991 to June 1994.
					  Mr. Elander serves as a Director
					  of O'Brien & Gere Limited since
					  August 1991.  From prior to 1988,
					  Mr. Elander served as President
					  of O'Brien & Gere Operations.

John R. Loveland (59)
Chairman of the Board and
Chief Executive Officer          1994     Mr. Loveland has served his
					  present position since June 1994.
					  He has been a director of O'Brien
					  & Gere Engineers Inc. since 1973,
					  he served as President of O'Brien
					  & Gere Engineers Inc.  from 1980
					  to December 1992.  He has been
					  Chairman of the Board of O'Brien
					  & Gere Limited since 1989.

Cornellus B. Murphy, Jr. (51)
President                         1991    Mr. Murphy has served his current
					  position since June 1994.  He
					  previously served as the Company's
					  Chairman of the Board from November
					  of 1991 to June 1994.  Mr. Murphy
					  is a Director of O'Brien & Gere
					  Limited since 1985 and President
					  of O'Brien & Gere Engineers, Inc.
					  since 1992.  Prior to that, Mr.
					  Murphy served as Senior Vice
					  President of O'Brien & Gere
					  Engineers Inc. and Chairman of
					  the Board of O'Brien & Gere
					  Technical Services Inc. since 1992.
					  From 1982 to 1992, Mr. Murphy
					  served as President of O'Brien & Gere
					  Technical Services Inc.

Steven A. Sanders (51)
Director                          1991     Mr. Sanders is President of
					   the Law Office of Steven A.
					   Sanders P.C. since 1992.  Prior
					   to that, he served as Counsel to
					   Jacobs, Persinger & Parker from
					   1987 to 1992.  Prior thereto, Mr.
					   Sanders served as Senior Partner
					   of the law firm Sanders and
					   Srerchio.

EXECUTIVE OFFICERS OF THE COMPANY

 Name                        Age    Position Held

John R. Loveland                 59        Chairman of the Board and C.E.O
Cornelius B. Burphy, Jr.         51        President
Anthony R. Pongonis              44        President
Terry L. Brown                   45        Vice President
Richard L. Elander               55        Vice President and General Manager
Dennis S. Lerner                 50        Secretary
Joseph M. McNulty                42        Treasurer

	     Mr. Pongonis was hired during the fourth quarter of 1996. He has over twenty-five years of experience in the environmental services market.

	     Richard L. Elander, Cornelius B. Murphy, Jr. and Terry L. Brown resigned as officers of the Company on December 31, 1996.
	     Each of them continues to remain directors of the Company.

	     Mr. Lerner has served his present position since February of 1994. Mr. Lerner is Assistant Secretary of O'Brien & Gere Engineers Inc. a wholly owned subsidiary of O'Brien & Gere Limited and serves as O'Brien & Gere Engineer's in-house legal counsel. He has held this position since 1990.

	     Mr. McNulty has served his current position since February 1993. Mr. McNulty is the Vice President of Finance of O'Brien & Gere Limited since April of 1995 and serves as a Director of O'Brien & Gere, Inc. of North America.

ITEM 11. Executive Compensation

The following table sets forth summary information concerning compensation paid or accrued by the Company for services rendered during the last three fiscal years.

Summary Compensation Table

					Long Term Compensation
	      Annual Compensation           Awards  Payments

Name and                      Other Annual     #      LTIP    All Other
Principal   Year     Salary   Compensation  Options  Payouts  Compensation(1)
Position



John R.     1996   $ 16,800     -0-        50,000    -0-       -0-
Loveland    1995   $ 24,960     -0-        50,000    -0-       -0-
Chairman &  1994   $ 12,480     -0-         -0-      -0-       -0-
C.E.O


Richard L.
Elander     1996   $100,564      -0-       100,000   -0-     $6,946
Vice        1995   $105,957      -0-       100,000   -0-     $5,575
President   1994   $123,325      -0-         -0-     -0-     $4,508

(1) Amounts shown consist of the Company's contribution under the Company's 401(k) Profit Sharing Plan.

Year End Option Table

The following table sets forth certain information regarding stock options held as of December 31, 1996 by the named executive officers.

						Number of Securities
		  Shares                        Underlying Unexercised
		  Acquired on   Value           Options at Fiscal Year End
Name              Exercise #    Realized        Exercisable  Unexercisable

John R. Loveland                                     50,000       -0-
Richard L. Elander                                  100,000       -0-




					  Value of Unexercised
					  In - the Money Options
					  Options at Fisacl Year End (1)
					  Exercisable     Unexercisable

John R. Loveland                             -0-              -0-
Richard L. Elander                           -0-              -0-


(2)          The options for all Executive Officers were out-of-the
	    -money on December 31, 1996 as the exercise price of
	     the options exceeded the closing price of the Company's
	     Common Stock as reported by the National Quotation Bureau Inc.

Compensation of Directors

	     Directors of the Company are paid $500 for each quarter plus reimbursement for their actual expenses incurred in attending meetings. During 1996, the Company paid its 1995 Directors fees in the following manner, two directors were issued 757 shares of stock and $864 in cash, one director was paid in 757 shares of stock and two directors were paid nothing. The fair value of the stock on the issue date was $.62 per share. At December 31, 1996 the Company has accrued the remaining portion of its 1996 Directors Fees which remain unpaid.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock at March 15, 1997 by persons who, to the knowledge of the Board of Directors, beneficially own more than five percent of the outstanding shares of Common Stock of the Corporation.

	     All voting power of the Corporation is vested in its Common Stock. As of the close of business on March 15, 1997, 4,854,497 shares of Common Stock, par value $.01 per share were outstanding. Each share of Common Stock is entitled to one vote.

Name and Address        Number of Shares of Common   Percentage
of Beneficial Owner     Stock Beneficially Owned (1) of Class

O'Brien & Gere Limited
5000 Brittonfield Parkway        2,068,200   (2)          42.6%
Syracuse, NY 13220

Richard L. Elander
3613 Melvin Drive South            428,608   (3)(7)       8.9%
Baldwinsville, NY 13027

Terry L. Brown                      50,000   (4)(7)       < 1%

Cornelius B. Murphy Jr.                667   (7)          < 1%

Steven A. Sanders                   25,552   (5)(7)       < 1%

John R. Loveland                    96,000   (6)(7)        1.0%



All Officers & Directors
as a Group (7 persons)            (4)(5)(6)(8)

(1) Except as set forth in (2) below, the beneficial owners have sole voting and investment power over the shares owned.

(2) 1,397,059 of these shares are pledged as collateral to OnBank & Trust Company, Syracuse, New York to secure the Corporation's Commercial Mortgage Loan in the principal amount of $1,150,000. For so long as these shares are pledged to OnBank & Trust Company and the Corporation is not in default int the payment of principal and interest on the Commercial Mortgage Loan. O'Brien & Gere Limited ("Limited") shall have the right to continue to vote the pledged shares on all matters. The pledge will terminate on December 31, 1996 or on any subsequent fiscal year, provided certain revenue, income, and balance sheet ratios are achieved, and there are no material adverse factors in the financial condition of the Corporation as reasonably determined by OnBank & Trust Company.

(3) Includes currently exercisable options to purchase 100,000 shares. Does not include 2,068,200 shares owned by Limited of which Mr. Elander is a director.

(4) Includes 50,000 shares issuable upon exercise of currently exercisable stock options. Does not include 2,068,200 shares owned by Limited of which Mr. Brown is a director.

(5) Does not include 200 shares which are owned by Mr. Sanders' wife as custodian for the son as to which Mr. Sanders disclaims beneficial ownership.

(6) Includes 50,000 shares issuable upon exercise of currently exercisable options. Does not include 2,068,200 shares currently owned by Limited of which Mr. Loveland is a director. Includes 46,000 shares owned by Mr. Loveland's wife as to which Mr. Loveland disclaims beneficial ownership.

(7)          Director

(8) Includes 50,000 shares issuable upon exercise of currently exercisable options in the name of the following executive officers: Joseph McNulty, Treasurer and Dennis Lerner, Secretary.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	     On July 1, 1995, the Company entered into a lease agreement with O'Brien & Gere Property Development (an affiliate) to occupy approximately 17,000 square feet of office and garage space. The terms of the lease extend through June 30, 1998. Total rent expense incurred in 1996 amounted to $88,992.

	     During 1996, the Company provided approximately $1,110,000 of remediation, sub-contract support and project services to affiliated parties.

	     The Company purchases technical, accounting and consulting services from affiliated parties. The costs for these services amounted to $150,743 in 1996.

	     The Company had a $1,000,000 unsecured line of credit with Limited due on March 1, 1998.
	     Interest is payable at prime plus 2%. Interest expense amounted to $59,453 for 1996.

	     Steven A. Sanders, a director of the Company, is President of The Law Offices of Steven A. Sanders, P.C. which has provided professional services to the Company since August of 1991, and it is anticipated that it will continue to do so.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Exhibits                               Page

1)  Report of Independent Auditors.                                  F-1
     Consolidated Balance Sheets at December 31, 1996 and 1995. F-2 Consolidated Statements of Operations for the years
     ended December 31, 1996, 1995 and 1994.                         F-3
     Consolidated Statements of Shareholders' Deficit for the years
     ended December 31, 1996, 1995 and 1994.                         F-4
     Consolidated Statements of Cash Flows for the years
     ended December 31, 1996, 1995 and 1994.                         F-5
     Notes to Consolidated Financial Statements.                     F-6


(2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

	     (21)               Subsidiaries of the Company:
				St. Lawrence Industrial Services Inc.
				OP-TECH Environmental Services Limited -
				Ontario, Canada

(b)          Reports on Form 8-K
	     The Company did not file any Current Reports on Form 8-K during the three months ended December 31, 1996.

(c)          Exhibits - None


	     SIGNATURES


	     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


	     OP-TECH Environmental Services, Inc.
	     (Registrant)

	     By:/s/ John R. Loveland
	     John R. Loveland, Chief Executive Officer


April 4, 1997

	     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 4th day of April, 1997.



/s/ John R. Loveland
John R. Loveland              Director and Chairman of the Board
			      (Principal Executive Officer)


/s/ Cornelius B. Murphy, Jr.
Cornelius B. Murphy, Jr.      President and Director



/s/ Terry L. Brown
Terry L. Brown                Vice President and Director



/s/ Richard L. Elander
Richard L. Elander            Vice President and Director




/s/ Steven A. Sanders
Steven A. Sanders             Assistant Secretary and Director



/s/ Joseph M. McNulty
Joseph M. McNulty             Treasurer

Independent Auditors' Report



Shareholders and Board of Directors

OP-TECH Environmental Services, Inc. and Subsidiaries


We have audited the accompayning consolidated balance sheets of OP-TECH Environmental Services, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain resonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statementst referred to above present fairly, in all material respects, the consolidated financial position of OP-TECH Environmental Services, Inc. and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statemetns do not include any adjustments that might result from the outcome of this uncertainity.

As discussed in Note 5 to the consolidated financial statements, in 1996 the Company changed its method of accounting for the impairment of long-lived assets.

Syracuse, New York
April 2, 1997


Coopers & Lybrand

Independent Auditors Report

Shareholders and Board of Directors
OP-TECH Environmental Services Inc.
  and Subsidiaries

We have audited the consolidated statements of operations, shareholders' equity and cash flows of OP-TECH Environmental Services, Inc. and subsidiaries for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by managment as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of OP-TECH Environmental Services, Inc. and subsidiaries referred to above present fairly, in all material respects, the consolidated results of their operations and their cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.


Ernst & Young LLP


OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 1996 and 1995

		ASSETS                            1996            1995

Current Assets:
  Cash and cash equivalents                   $   19,077     $  32,044
  Accounts receivable (net of allowance for
  doubtful accounts of approximately $33,000
  in 1996 and $31,000 in 1995):
      Unaffiliated parties                       890,028     1,064,689
      Affiliated parties                         658,690       196,270
					       1,548,718     1,260,959

  Costs on uncompleted projects applicable to
  future billings                                100,941       102,199
  Prepaid expenses                               117,082       114,535
  Other assets                                   151,418        57,308
      Total current assets                    $5,155,409    $5,546,944

	 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Notes payable to bank                        $  971,000   $   780,000
  Accounts payable:
    Unaffiliated parties                          954,066       681,161
    Affiliated parties                            112,997        10,242
					       $1,067,063       691,403
  Billings in excess of costs and estimated profit
    on uncompleted contracts                      238,063       149,202
  Accrued payroll and related liabilities         208,385       125,281
  Accrued expenses and other liabilities          233,562       147,632
  Current portion of lon-term debt              2,198,121       416,083
    Total current liabilities                   4,916,194     2,309,601

Long-term debt                                      0         2,081,459
Long-term notes payable - affiliate               875,000       245,000
    Total liabilities                             875,000     4,636,060

Shareholders' deficit:
  Common stock, par value $.01 per share; authorized
    7,500,000 shares; 4,854,497 and 4,850,058 and shares
    outstanding as of December 31, 1996 and 1995,
    respectively                                   48,535        48,500
  Additional paid-in capital                    4,491,773     4,485,157
  Accumulated deficit                          (5,176,093)  (3,622,773)
						 (635,785)      910,884

						$5,155,409   $5,546,944

The accompanying notes are an integral part of the consolidated financial statements.








OP-TECH Environmental Services, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 1995 and 1994



				 1996             1995             1994

Project billings and services  $5,792,548       $7,145,587       $5,143,623
Project Costs                   4,036,846        4,756,576        3,554,744

    Gross margin                1,755,702        2,389,011        1,588,879

Selling, general and
  administrative expenses       2,593,996        2,871,719        2,437,287
Prvision for impairment of
  long-lived asset                342,896

    Operating loss            (1,181,190)        (482,708)        (848,408)

Other income and expense:
  Interest income                                                     8,699
  Interest expense              (357,173)        (357,460)         (290,453)
  Other income (expense), net    (14,957)          (3,503)            2,923

				(372,130)        (360,963)        (278,831)

    Loss before income taxes  (1,553,320)        (843,671)      (1,127,239)

State income taxes                                   3,366            3,900

    NET LOSS                 $(1,553,320)     $ (847,037)      $(1,131,139

    Net loss per share          $(.32)          $(.17)            $(.25)

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Deficit
Years Ended December 31, 1994, 1995 and 1996


					   Additional
				 Common     Paid-In     Accumulated     Total
				  Stock     Capital       Deficit

Balances at December 31, 1993    $30,050  $1,979,721  $(1,644,597)  $ 365,174
Conversion of debenture note of
 affiliate to 671,141 shares       6,711     993,289       -         1,000,000
Issuance of 1,170,000 shares      11,700   1,507,674       -         1,519,374
Net loss                             -         -       (1,131,139)  (1,131,139)

Balances at December 31, 1994     48,461   4,480,684   (2,775,736)   1,753,409

Issuance of 3,962 shares              39       4,473         -           4,512
Net loss                             -         -         (847,037)    (847,037)

Balances at December 31, 1995     48,500   4,485,157   (3,622,773)     910,884

Issuance of 3,500 shares              35       6,616          -          6,651
Net loss                              -        -       (1,553,320)  (1,553,320)

Balances at December 31, 1996    $48,535  $4,491,773  $(5,176,093)  $ (635,785)

OP-TECH Environmental Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 1996, 1995 and 1994

				  1996             1995             1994
Operating activities:
  Net loss                   $(1,553,320)     $ (847,037)      $(1,131,139)
  Adjustments to reconcile net
   cash (used in) provided by
   operating activities:
    Provision for loss on
     accounts receivable          131,290         126,334            61,906
    Depreciation and
     amortization                 486,021         728,438           526,182
    Provision for impariment
     of long-lived assets         342,896
    Loss on disposal of equipment                  3,770             4,600
    (Increase) decrease in operating
     assets and increase (decrease)
     in operating liabilities:
       Accounts receivable      (419,049)         338,765          (829,025)
       Costs on uncompleted projects
	applicable to future
	billings                   1,258           (1,141)           57,740
       Prepaid expenses and other
	assets                     6,209           (2,743)          (97,812)
       Billings and estimated profit
	in excess of costs of
	uncompleted contracts     88,861          (18,221)          167,423
       Accounts payable and other
	accrued expenses         544,694          (19,471)           96,540
  Net cash (used in) provided by
   operating activities        (371,140)           308,694        (1,143,585)

Investing activities:
  Purchases of property and
   equipment                   (153,953)         (503,640)          (492,521)
  Proceeds from sale of
   property and equipment                           5,707
  Increase inorganization
   costs/other                                                       (3,583)
  Maturity of certificates
   of deposit                                                        255,000
     Net cash used in investing
      activities                (153,953)         (497,933)         (241,104)

Financing activities:
  Proceeds from notes payable
   to banks and long-term
   borrowings, net of
   financing costs             1,732,000           231,621         1,387,288
  Proceeds from notes payable
   to affiliates                 630,000           140,000           250,000
  Principal payments on
   long-term borrowings to
   affiliates                                                      (145,000)
  Principal payments on
   subordinated debt due
   to related party                                               (875,0000)
  Principal payments on
   current and long-term
   borrowings                (1,856,525)         (310,998)         (609,917)
  Prceeds form issuance of
   common stock                   6,651             4,512         1,519,374
      Net cash provided by
       financing activities     512,126            65,135         1,526,745

  (Decrease) increase in
   cash and cash equivalents   (12,967)         (124,104)          142,056

Cash and cash equivalents at
  beginning of year             32,044           156,148            14,092

    CASH AND CASH EQUIVALENTS
     AT END OF YEAR         $   19,077      $     32,044        $  156,148


The accompanying notes are an integral part of the consolidated fiancial statements.


1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

OP-TECH Environmental Services, Inc., a Delaware corporation and Subsidiaries (the "Company"), provides comprehensive environmental services predominately in Upstate and Central New York. The Company performs industrial cleaning of non-hazardous materials, provides varying services relating to plant facility closure including demolition and asbestos services, provides remediation services for sites contaminated by hazardous materials and provides emergency spill response services. The Company has two subsidiaries, St. Lawrence Industrial Services, Inc., a New York corporation and OP-TECH Environmental Services, Ltd., a Canadian subsidiary.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

One of the more significant estimates includes the evaluation of impairment of the Company's long-lived assets. As more fully described in Note 5, the Company has had certain property held for sale appraised by an independent third party. Such appraisals are dependent upon various assumptions and estimates, which are subject to change over time. Future changes in these estimates may have a material effect on the conclusions reached and the determination of impairment.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Project Income Recognition and Unbilled Project Costs

Predominately, contracts are short-term in nature, less than three months, and revenue is recognized as the costs are incurred and billed. Income on long-term contracts is recognized on project billings based on the percentage-of-completion method utilizing the cost-to-cost basis. Project costs are generally billed in the month they are incurred and are shown as current assets.

In the event the interim billings exceed costs and estimated profit, the net amount of deferred revenue is shown as a current liability. Estimated losses are recorded in full when identified.

Concentration of Business Risk - Significant Customers

Sales to one customer, other than an affiliated party, amounted to $428,989, $1,777,468 and $570,720 in 1996, 1995 and 1994,
respectively. Accounts receivable at December 31, 1996, 1995 and 1994 include $164,439, $157,027 and $232,716, respectively, from this customer.

For the year ended December 31, 1996 two individual customers, including one shareholder, generated approximately $1,538,952, or 27% of the Company's revenues.

Property and Equipment

Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation and amortization of assets including those recorded under capital leases is provided for using the straight-line method.

Assets Held for Sale

Assets held for sale are stated at the lower of cost or estimated net realizable value. The net realizable value of assets held for sale, which comprise principally the Massena property, is substantially determined by an independent appraisal.

Long and Short-Term Debt

The carrying amounts of the Company's short-term secured and unsecured borrowing and non-traded variable-rate long-term debt agreements approximate fair value. The fair values of the Company's non-traded fixed-rate long-term debt are estimated using discounted cash flow analysis, based upon the Company's current incremental borrowing rates for similar types of borrowing arrangements.


Income Taxes

The Company provides for income taxes in accordance with the liability method as set forth in Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that may be in effect in the years in which the differences are expected to reverse.

Net Loss Per Share

Net loss per share is based on the average number of common and common equivalent shares outstanding during the period. The weighted average number of shares outstanding is 4,851,614 in 1996, 4,848,834 in 1995 and 4,455,364 in 1994, therefore, both primary and fully diluted earnings per share were calculated using the same number of weighted average common shares outstanding.

Impairment of Long-Lived Assets

In March 1995, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of ("FAS 121"), for fiscal years beginning after December 15, 1995. This statement requires long-lived assets and certain identifiable intangibles, to be held and used by the Company and assets to be disposed of by the Company, to be reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. As a result the Company's assets classified as assets held for sale and assets to be held and used have been evaluated in accordance with the provisions of SFAS 121.

Reclassification

Certain amounts in the 1995 financial statements have been reclassified to conform to 1996 presentation.



2.              BUSINESS OPERATIONS

As reflected in the accompanying financial statements, the Company has suffered recurring losses from operations since inception, has a working capital deficiency at December 31, 1996, and a negative capital deficiency that raise substantial doubt about its ability to continue as a going concern.

Substantially all of the Company's debt is with one financial institution, and such agreements have cross default provisions. As a result of non compliance with covenants on certain of the debt, all of the debt is deemed to be in default and callable by the Bank. Though the Bank has not at this date called the obligations, there can be no assurances they will not exercise their right in the future. In addition, the Company's $1,000,000 revolving loan is subject to annual renewal in May 1997. Accordingly, all debt related to this Bank has been classified as current.

Management's plans with respect to its ability to continue as a going concern cover the following significant areas. First of all, there has been a change in the leadership at the Company intended to refocus the Company on growth and profitability. Secondly, the new leadership has put together a budget for 1997 that, if achieved, will provide sufficient cash flow to meet its obligations when they come due, when considered in connection with the financing plans discussed below. This budget includes three main points of focus: increasing revenues, maintaining its gross profit margin, and continued reduction in operating expenses.

In order to achieve its budgeted revenue goals, the Company is focusing on developing relationships with large industrial customers to ensure the Company is on their preferred vendor lists. The Company believes this will allow for more recurring core service revenue from this base of companies. In addition, the Company is aggressively pursuing public projects, a market segment not pursued in the past.

With respect to gross margin, the Company has eliminated certain product lines not able to generate sufficient margins to warrant continued management focus. All efforts are now being focused on those projects whereby the Company is able to be both competitive and be able to realize historical margin levels.

The Company has been engaged in continuous efforts to reduce its fixed operating expenses. The 1997 budget includes goals to reduce fixed costs by a further ten percent. The Company is also looking at under utilized assets that could be sold to raise additional funds.

With respect to its financing agreement, the Company has entered into a modification agreement with the Bank deferring principal payments on the first and second mortgages until February 1998. This amendment has reduced the Company's cash flow requirements for 1997. If the Bank, and other creditors, do not call their debt, as a result of the covenant defaults, then the principal payments due for 1997 on all debt obligations will be $217,583.

Subsequent to year end, the Company borrowed an additional $125,000 from its largest Shareholder, bringing the Shareholder note up to $1,000,000. In addition, the Shareholder has committed to advance an additional $200,000 in convertible debentures today, and another $200,000 in convertible debentures after May 1, 1997, contingent upon the occurrence of certain events.
Notes to Consolidated Financial Statements

Based on achieving the Company's 1997 budget, availability of additional financing from a Shareholder, renewal, under similar terms, of the Company's revolving loan and anticipating the Bank will not call its debt obligations, management believes that there will be sufficient cash flow to meet its obligations when they come due. However, there can be no assurances the Company will be able to increase its revenues, maintain its gross margin and achieve its cost reductions to achieve its 1997 budget, nor that the Bank will renew its revolving loan and not call its debt obligations during 1997. In the event any one or combination of the above events do not occur, the Company may not be able to meet its obligations as they come due.



3.              RELATED PARTY TRANSACTIONS

The Company purchases technical, accounting, and consulting services and rented certain office and warehouse space from a shareholder and its affiliates. The cost for these services amounted to $150,743, $122,924 and $162,012 in 1996, 1995 and
1994, respectively.

Additionally, the Company provided $1,109,963, $1,637,499 and
$1,059,362 of remediation, sub-contract support and project services to a shareholder and its affiliates for the years ending December 31, 1996, 1995 and 1994, respectively.

Interest expense on an unsecured line of credit with a stockholder was approximately $59,500, $16,000 and $26,500 in 1996, 1995, and 1994, respectively.

In connection with the bank financing arrangement, a certain shareholder has pledged to the bank, an aggregate of 1,397,059 shares of common stock of the Company owned by them, as security for the Company's commercial mortgage and term loan.

See also Note 6 for additional related party transactions.


4.              PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

			 1996                    1995



Land and improvements   $     -        $       1,117,761

Building                      -                  833,833

Furniture and fixtures    35,033                  34,334

Office machines          133,920                 120,567

Utility vehicles         184,941                 164,600

Field equipment        1,909,347               2,586,632

Aqueous treatment        332,909                 329,176
System
		       2,596,150               5,186,903

Less: Accumulated      1,361,201               1,421,886
Depreciation
		   $   1,234,949            $  3,765,017



Depreciation expense amounted to $447,988, $471,811, and $381,972 for 1996, 1995, and 1994, respectively.



5.              IMPAIRMENT OF LONG-LIVED ASSETS

Assets Held for Sale

As a result of the Company's operating losses, and the need to increase cash flows, the Company decided, in the third quarter, to actively pursue the disposal of under utilized assets. The largest assets to be disposed of is the Massena Port Facility. The Company acquired this asset in 1991 for the purpose of developing a large aqueous treatment facility. Based on an independent appraisal, the Company has determined there is not an impairment of the recorded value of this asset. In addition, the Company has identified certain non-critical equipment expected to be sold in 1997. This equipment was deemed to have an impairment of approximately $240,000 and, accordingly in the third quarter, the Company provided for such through a charge to the income statement.

The components of Assets Held for Sale consist of the following:

Massena Port Facility   $ 1,828,677

Equipment                    80,000

			  $       1,908,677



Assets to be Held and Used

Due to the operating losses over the past years, the Company has evaluated whether there is any impairment of its long-lived assets in accordance with SFAS #121. As a result of this review, the Company wrote off approximately $100,000 of intangible assets during the fourth quarter related to the original purchase of Fourth Coast Pollution, Inc. No further write downs were deemed to be necessary by management at this time. Management will continue to monitor whether, as a result of future events, any impairment of its assets has occurred.



6.              DEBT AND LEASE OBLIGATIONS

At December 31, 1996, the Company had a borrowing agreement that provides for available borrowings up to $1,000,000 on a revolving loan basis due in May of 1997, subject to certain acceleration clauses. The revolving loan is subject to renewal, at the bank's option, in May of 1997. Advances are based upon 85% of certain accounts receivable, as defined in the loan document, plus 50% of the open project costs. Borrowings against the revolving loan aggregated $971,000 at December 31, 1996. Interest is charged at prime plus 2% (10.25%). The Company also has an outstanding $29,000 letter of credit with a bank at December 31, 1996. The weighted average borrowing rates under short-term credit facilities were 10.25% at December 31, 1996 and 10.5% at December 31, 1995.

Long-term debt is summarized as follows at December 31, 1996 and 1995:

						  1996          1995

Commercial mortgage note payable to a bank,
due in monthly installments of $13,232
commencing February 1998 and continuing
through July 2007, including interest
at 9.5% through June 1997 and an interest
rate equal to the prime plus 350 basis points
determined 45 days prior to the beginning of
the next two five year periods, collateralized
by land and building held for sale
having a net carrying value of $1,828,677. (a)
						  $ 985,782     $ 1,013,386

$1,000,000 unsecured line of credit payable to
a Shareholder with interest and principal
due March 1, 1998.  Interest is
accrued at prime plus 2% (10.25% at 1996). (c)      875,000         245,000


Term notes payable to a bank, due in
monthly principal installments of $14,546
plus interest through January 2000.  As
of February 2000 monthly interest payments
of $7,208 plus interest through May 2000.
Interest is at prime plus 2% (10.25% at 1996)
and loan is collateralized by equipment with
a net carrying value of $428,435.  (a)(b)           385,275         506,455

Term note payable to a bank, due in monthly
principal installments  of $2,438 plus
interest through December 1999, with interest
at prime plus 2%, collateralized by equipment with
a net carrying value of $102,866. (a)                89,417         115,999

Term note payable to a bank, due in
monthly principal installments of $5,952
plus interest commencing February 1998
and continu- ing through November 2002
with a balloon payment of $107,144
due December 2002.  Interest is at
prime plus 2% (10.25% at 1996) and
loan is collateralized by a second
mortgage on land and building held
for sale having a net carrying value of
$1,828,677.  (a)( b)                                452,381         500,000

Various equipment installment obligations,
due in aggregate monthly installment
payments of $11,100, including interest
rates between 8.37% and 15%, collateralized
by equipment with a carrying value
of $321,607. (a)                                    285,266         361,702

											  3,073,121       2,742,542

	Less: Current portion                     2,198,121         416,083

									      $     875,000   $   2,326,459

(a) As a result of various subjective acceleration clause and cross defaults in the debt agreements, all of the debt obligations, other than the Shareholder line of credit, are callable by the lenders. As of the date of these financial statements, none of the lenders have called such debt.

(b) As of August 1, 1996, the Company entered into a modification agreement with the Bank to defer principal payments until February 1, 1998. The Company is making interest payments as prescribed by the original loan agreements.

(c) Subsequent to December 31, 1996, the Company authorized the issuance of $200,000 of unsecured convertible debt to be sold to the Shareholder. The conversion will be at the price of $1 of debt per share of Company common stock. Other terms of the debt are currently being negotiated. The Shareholder has conditionally indicated its willingness to acquire an additional $200,000 (for a maximum total of $400,000) of this convertible debt, to be issued no earlier than May 1, 1997.

The carrying amounts and fair values of the Company's debt obligations at December 31, 1996 are as follows:


Short-term debt obligations     $       1,846,000     $ 1,846,000
Long-term debt obligations:
Variable-rate obligations                 927,073         927,073
Fixed-rate obligations                  1,271,048       1,255,593



Interest paid amounted to approximately $326,000, $357,000 and $325,000 in 1996, 1995 and 1994, respectively.











Scheduled principal payments on long-term debt, assuming the creditors do not call the debt, for the next five years are as follows:

1997              $       217,583
1998                    1,285,423
1999                      333,805
2000                      223,191
2001                      161,108
Thereafter                852,011

			3,073,121



Subsequent to December 31, 1996 the Company sold approximately
$80,000 of equipment, the proceeds were utilized to reduce its outstanding debt obligations.

Office facilities, a portion of which is with an affiliate of the Company's shareholder, are leased under noncancelable operating leases expiring at various dates through 1999. Rent expense incurred amounted to $120,314, $98,720 and $71,352 in 1996, 1995 and 1994, respectively. Future minimum lease payments under noncancelable operating leases are as follows:
1997 - $137,228, 1998 - $70,036, 1999 - $22,416.

The Company incurred non-cash debt and capital lease obligations of $16,104 and $84,782 in 1996 and 1995, respectively, for the acquisition of equipment.



7.              STOCK OPTIONS AND WARRANTS

The Company approved a stock option plan permitting the issuance of up to 500,000 shares of common stock. The purpose of the Plan, which is more fully defined by the Plan document, provides various directors, officers and employees ("Eligible Employees") of the Company the opportunity to acquire a stake in the growth of the Company, as well as a means of promoting the Eligible Employee's maximum effort and continued association with the Company.

Stock options granted under the Plan, at prices ranging from $1.50 to $2.75 per share, allow the Eligible Employee to purchase the Company's common stock, for a period not to exceed three years, at the price established at the grant date. Options granted under the Plan must specify option periods ending not more than ten years from the date of grant. The following table summarizes option activity of the Plan during 1996, 1995 and 1994:

					  Weighted        No. of
					  Average         Shares
					  Exercise        Under
					  Price           Options



	Balance at January 1, 1994         $2.75          175,000

		   Options granted          2.43          275,000

		   Options expired         (2.75)        (175,000)

	Balance at December 31, 1994        2.43          275,000

		   Options granted           -               -

	Balance at December 31, 1995        2.43          275,000

		   Options granted          1.50           25,000

		   Options forfeited       (2.75)         (68,750)

	Balance at December 31, 1996        2.59          231,250




The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for the options granted under the Plan. Under APB Opinion No. 25, because the exercise price of the Company's stock is above the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Under SFAS No. 123, rights to acquire company stock are to be valued under the fair value method and the proforma effect of such value on reported earnings and earnings per share are to be disclosed in the notes to the financial statements.
As the fair value of these options are not material, further disclosures are not required.

On March 2, 1994, the Company issued to Summit Capital Associates, Inc. two separate warrant certificates to purchase 146,250 and 125,000 shares, respectively, of common stock.
These warrants were issued in connection with a certain advisory service agreement in 1993. These warrants are exercisable on or after March 2, 1995 and on or before March 1, 1998 for a price of $1.65 per share.

As of December 31, 1996, the Company has reserved a total of 502,500 shares of common stock for issuance under the agreements discussed above. No options or warrants have been exercised.



8.              INCOME TAXES

The Company has net operating loss carryforwards of approximately $5,346,000 for income tax purposes that expire through the year ending December 31, 2011. State income taxes and franchise taxes paid were $366 in 1996 and 1995.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, the Company increased their valuation allowance by $541,505 and $321,667 in 1996 and 1995, respectively, due to the uncertainty
of realizing the deferred tax assets in future years.   The
Company has recorded a valuation allowance, amounting to the entire net deferred tax asset, due to the historical losses incurred by the Company.





Significant components of  the Company's deferred tax
liabilities and assets as of December 31, 1996 and 1995 are as follows:
					    1996        1995

	Deferred tax liabilities:

	Tax over book depreciation       $ 154,626    $ 212,075



	Deferred tax assets:

	Net operating loss carryforward  $1,817,757  $1,349,368
	Accounts receivable reserve          11,259      10,586

	Other                                22,643       7,649

	Total deferred tax assets         1,851,659   1,367,603

	Valuation allowance for
	deferred assets                  (1,697,033) (1,155,528)

	Deferred tax assets                $ 154,626 $  212,075

	Net deferred taxes                 $    0    $     0







9.              EMPLOYEE BENEFIT PLAN

During 1992 the Board of Directors approved an employee retirement plan which covers substantially all employees. The Plan is funded by voluntary employee contributions which are matched by the Company at a designated percentage, and additional contributions by the Company at the discretion of the Board of Directors. There were matching contributions to the plan of $12,083, $10,108 and $7,310 in 1996, 1995 and 1994, respectively, by the Company. In addition, discretionary compensation expense recognized by the Company at December 31, 1996 was approximately $18,000.


10.     COMMITMENT AND CONTINGENCIES

The Company is subject to various federal, state and local regulations relating to environmental matters, including laws which require the investigation and, in some cases, remediation of environmental contamination. The Company's policy is to accrue and charge to operations environmental investigation and remediation expenses when it is probable that a liability has been incurred and an amount is reasonably estimable.

In connection with the ownership of the Massena Port Facility, the Company has been negotiating over an extended period of time, the details of a proposed consent order issued by the State of New York Department of Environmental Conservation. In March of 1997, the Company signed the consent order which requires the payment of a $5,000 penalty and to provide remediation of any contamination at the site. Due to the time of year, the Company is unable to determine the extent of any contamination. The Company is planning to perform tests of the site in the spring, at which time it will be in a better position to determine the extent of any contamination.