Form 10-Q
period 1997-03-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 1997-05-15
CIK 858748

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549


                          FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ending March 31, 1997

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


Part I.                 FINANCIAL INFORMATION                    Page No.


Item 1.         Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
-March 31, 1997 and December 31, 1996 (Audited) . . . . . . . . . 3

Condensed Consolidated Statements of Operation
-Three months ended March 31, 1997 and March 31, 1996.. . . . . . 4

Condensed Consolidated Statements of Cash Flows
-Three months ended March 31, 1997 and March 31, 1996. .. . . . . 5

Notes to Condensed Consolidated Financial Statements
Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . 6


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






ITEM #1 FINANCIAL STATEMENTS          PART I - FINANCIAL INFORMATION



         OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                              (UNAUDITED)
                                               March 31,         December 31,
                                                1997                1996

Assets

Cash and Cash equivalents                     $26,092             $19,077
Accounts Receivable, Net
  Unaffiliated Parties                        931,978             890,028
  Affiliated Parties                          320,654             658,690
                                            1,252,632           1,548,718
Costs on Uncompleted Projects Applicable
  to Future Billings                           94,522             100,941
Prepaid Expenses and Other Ass                105,076             165,633

Total Current Assets                        1,478,322           1,815,292

Property and Equipment, net                 1,151,143           1,234,949
Assets Held for Sale                        1,923,435           2,011,544
Other Assets                                   65,049              74,547

Total Assets                               $4,617,949          $5,155,409

Liabilities and Shareholders' Equity

Current Liabilities
Notes Payable
  To Banks                                   $971,000            $971,000
  Unsecured Note to Shareholder             1,000,000                 -

Accounts Payable
 Unaffiliated Parties                         671,742             954,066
 Affiliated Parties                           119,629             112,997
                                              791,371           1,067,063
Billings in Excess of Costs and Estimated
 Profit on Uncompleted Contracts              242,361             238,063
Accrued Expenses and Other Liabilities        411,785             441,947
Current Portion of Long Term Debt and
 Obligations Under Capital Leases           2,050,724           2,198,121
Total Current Liabilities                   5,467,241           4,916,194

Long-term notes payable - Shareholder            -                875,000

Shareholders' Deficit
Common Stock, Par Value $.01 Per
Share Authorized 7,500,000; 4,850,058
Shares Outstanding as of
March 31, 1997 and December 31, 1996           48,535              48,535
respectively
Additional Paid in Capital                  4,491,773           4,491,773
Retained Deficit                           (5,389,600)         (5,176,093)




Total Shareholders' Deficit                  (849,292)           (635,785)

Total Liabilities and
Shareholders' Deficit                       $4,617,949          $5,155,409


The accompanying note are an integral part of the financial statements


ITEM #1 FINANCIAL STATEMENTS             PART I - FINANCIAL INFORMATION



      OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (UNAUDITED)

                                                     THREE MONTHS ENDED

                                                    March 31,     March 31,
                                                       1997          1996
Revenues:
 Project Billings and Services                    $1,642,605       $908,678
 Project Costs                                     1,160,120        519,326
      Gross Margin                                   482,485        389,352

Selling, General and Administrative Expenses         604,653        677,546
        Operating Loss                              (122,168)      (288,194)

Other Income and Expense
 Interest Expense                                     92,175         88,429
 Other (Income) Expense, Net                           (836)            381
                                                      91,339         88,810

  Loss Before Income Taxes                          (213,507)      (377,004)
  State Income Taxes                                    -               367

 Net Loss                                          ($213,507)     ($377,371)

 Net Loss per share                                   ($0.04)        ($0.08)


Weighted Average Shares Outstanding                 4,850,058      4,848,589




The accompanying notes are an integral part of the financial statements.


ITEM #1 FINANCIAL STATEMENTS           PART I - FINANCIAL INFORMATION



       OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                        March 31,   March 31,
                                                          1997        1996

 Operating Activities
   Net Loss                                             ($213,507) ($377,371)
  Adjustments to Reconcile Net Loss to
  Cash (Used In) Provided by Operating Activities
       Depreciation and Amortization                       91,329     133,493
       Gain on Sale of Equipment                            (870)       -
       (Increase) Decrease in Operating Assets and
         Increase (Decrease) in Operating Liabilities:
         Accounts Receivable                              296,086     379,681
         Costs on Uncompleted Projects Applicable
          to Future Billings                                6,419    (17,699)
         Billings and Estimated Profit in Excess
          of Costs of Uncompleted Contracts                 4,298    (10,122)
         Prepaid Expenses and Other Assets                 60,557      38,113
          Accounts Payable and Accrued Expenses          (305,854)  (131,689)
   Net Cash (Used in) Provided by Operating Activities    (61,542)    14,406

 Investing Activities
  Proceeds from Sale of Equipment                         115,500      -
  Purchase of Property and Equipment                      (24,546)  (34,026)
  Net Cash Provided by (Used in) Investing Activities      90,954   (34,206)

 Financing Activities
  Proceeds from Short-Term Borrowings                     395,000   127,000
  Principal Payments on Long-Term Borrowings             (147,397) (105,804)
  Principal Payments on Short-Term Borrowings            (270,000)     -
  Net Cash (Used in) Provided by Financing Activities     (22,397)   21,196

  Increase in Cash and Cash Equivalents                     7,015     1,576

  Cash and Cash Equivalents at Beginning of Period         19,077    12,647

  Cash and Cash Equivalents at End of Period              $26,092   $14,223




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

2. The timing of revenues is dependent of the Company's backlog, contract awards, and the performance requirements of each contract. The Company's revenues are also affected by the timing of its clients planned remediation work as well as the timing of unplanned emergency spills. Historically, planned remediation work generally increases during the second and third quarters. Although the Company believes that the historical trend in quarterly revenues for the second and third quarters of each year are generally higher than the first and second quarters, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

3. As reflected in the accompanying financial statements, the Company has suffered recurring losses from operations since inception, has a working capital deficiency at March 31, 1997, and a negative capital deficiency that raise substantial doubt about its ability to continue as a going concern.

        Substantially all of the Company's debt is with one financial institution, and such agreements have cross default provisions. As a result of non compliance with covenants on certain of the debt, all of the debt is deemed to be in default and callable by the Bank. Though the Bank has not, as of this date, called the obligations, there can be no assurances they will not exercise their right in the future. In addition, the Company's $1,000,000 revolving loan is subject to annual renewal in May 1997. Accordingly, all debt related to this Bank has been classified as current.

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

        In order to achieve its budgeted revenue goals, the Company is focusing on developing relationships with large industrial customers to ensure the Company is on their preferred vendor lists. The Company believes this will allow for more recurring core service revenue from this base of companies. In additions, the Company is aggressively pursuing public projects, a market segment not pursued in the past.

        With respect to gross margin, the Company has eliminated certain product lines not able to generate sufficient margins to warrant continued management focus. All efforts are now being focused on those services whereby the Company is able to be both competitive and be able produce levels of gross margins consistent with the 1997 operating budget margin levels.

        The Company has been engaged in continuous efforts to reduce its fixed operating expenses. The 1997 budget includes goals to reduce fixed costs by a further ten percent. The Company is also looking at under utilized assets that could be sold to raise additional funds.

        With respect to its financing agreement, the Company has entered into a modification agreement with the Bank deferring principal payments on the first and second mortgages until February 1998. This amendment has reduced the Company's cash flow requirements for 1997. If the Bank, and other creditors, do not call their debt, as a result of the covenant defaults, then the principal payments due for the remainder of 1997 on all debt obligations will be $173,942.

        The Company's largest shareholder has committed to advance an additional $200,000 in convertible debentures immediately, and another $200,000 in convertible debentures after June 30, 1997, contingent upon the occurrence of certain events. Subsequent to March 31, 1997, the Company has borrowed $125,000 against these debentures.

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

4. The Company purchases technical, accounting and consulting services and rented certain office space from a shareholder and its affiliates. The costs for these services amounted to $92,903 for the quarter ended March 31, 1997.

        Additionally, the Company provided $686,366 of remediation, sub-contract support and project services to a shareholder and its affiliates for the quarter ended March 31, 1997.

        Interest expense on an unsecured line of credit with a shareholder was approximately $23,724 for the quarter ended March 31, 1997 are interest payments on the not with the sharholder have been deferred until February 1998.

PART I - FINANCIAL INFORMATION

IItem No. 2

Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Liquidity and Capital Resources

At March 31, 1997, the Company had cash and cash equivalents of $26,092 as compared to $19,077 at December 31, 1996.

At March 31, 1997, the Company had a working capital deficit of $3,988,919 compared to a deficit of $3,100,902 at December 31, 1996, with a current ratio of .27 to 1 at March 31, 1997 compared to .31 to 1 at December 31, 1996. The increase in the working capital deficit is primarily attributable to a note payable to a shareholder.

For the quarter ended March 31, 1997, the Company's net cash used in operations was $61,542 compared to cash provided by operations of $14,406 during the quarter ended March 31, 1996.

The Company's cash provided by investing activities of $90,954 during the first quarter was attributable to the sale of several pieces of equipment, proceeds were used to paydown $89,000 in long-term debt.

The Company has available a collateralized borrowing facility that provides for borrowing up to $1,000,000 on a revolving basis. Additionally, at March 31, 1997, the Company has an unsecured line of credit with an affiliated party with maximum borrowings of $1,000,000 due on March 31, 1998. Borrowings against the collateralized and unsecured lines of credit aggregated $971,000 and $1,000,000 respectively at March 31, 1997.

The Company's $1,000,000 collateralized line of credit with a bank expires on May 31, 1997. The Company expects to satisfy its liquidity requirements during the next twelve months which are expected to consist of working capital requirements, principal and interest payments on debt and some small capital expenditures. In order for the Company to achieve these cash requirements, it will be necessary for the bank to renew the line of credit in May 1997. Although, there can be no guarantees of its renewal, management believes that the bank will renew this credit facility at the same availability.

In March of 1997, O'Brien & Gere Limited, a shareholder, approved an additional $400,000 advance, $200,000 which was immediately available to the Company and an additional $200,000 which will become available in June 1997 contingent upon the occurence of certain events. Subsequent to March 31, 1997, the Company borrowed $125,000 against the additional advance.

Substantially all of the Company's debt is with one financial institution, and such agreements have cross default provisions. As a result of non-compliance with covenants on certain of the debt, all of the debt is deemed to be in default and callable by the Bank. Though the Bank, nor any other creditors, has not at this date called the obligations, there can be no assurances that they will not exercise this right in the future.

During the first quarter all principal payments on the Company's debt have been made timely.

1997 Business Plan

During 1996, management formulated a business plan which was intended to achieve a higher sales volume and reduce overhead in 1997. During the first quarter of 1997, management has achieved the following goals as it relates to this plan.

The Master Service Agreement Plan (MSA) is well underway and the Company is aggressively marketing this product throughout its service areas. Since January 1, 1997, the Company has introduced the MSA to over 32 prospective customers, twelve of which have signed the agreement. In addition, the Company has been successful on several public projects and will continue to aggressively pursue the public market.

The Company's gross margin of 29% during the first quarter was within its expected guidelines, however revenues were below budget which resulted in lower gross margin dollars for the quarter.

As discussed above, the Company is trying to increase its revenue base through increased marketing efforts and introduction of its MSA plan.

The Company's overhead reduction plan is progressing as planned as demonstrated by the reduction in overhead over the same quarter last year.

Results of Operations

Billings:

The Company's project billings for the first quarter of 1997 have increased
81% to $1,642,605 from $908,678 during the first quarter of 1996. The Company's increase in revenues during the first quarter of 1997 is primarily attributable to large remediation projects and increased spill response activity. Emergency Spill Response billings during the first quarter of 1997 amounted to approximately $253,000 versus $84,000 for the same quarter in 1996, In addition, increased marketing efforts have contributed to increased volume as the Company has added many new clients to its customer base.

Project Costs and Gross Profit:

Project costs for the three months ended March 31, 1997 increased 123% to $1,160,120 from $519,326 for the same period in 1996 primarily due to increased revenues and an overall lower gross profit margin. Project costs as a percentage of revenues was 71% and 57% for the three months ended March 31, 1997 and 1996 respectively.

The gross profit margin for the three months ended March 31, 1997 was 29% versus 43% for the same period in 1996. The Company's gross profit margin fluctuates with the mix of work during a given quarter and although the gross margin percent was within expected guidelines, lower than expected revenues contributed to lower gross margin dollars overall. Typically, projects which are labor and equipment intensive generate a higher gross profit margin than projects that consist primarily of costs that are passed through to clients with a minimal amount of markup such as disposal costs, equipment rentals and subcontract costs. In addition, the overall increase in competitive conditions in the environmental services market resulted in the Company to competitively bid jobs at a lower gross margin in order to gain market share.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses (SG&A) for the three months ended March 31, 1997 decreased 10% to $604,653 from $677,546 for the same period in 1996. This decrease is attributable to the Company's overhead reduction plan which was implemented late in 1996.

Net Loss:

The net loss for the three months ended March 31, 1997 was $213,507 or $.04 per share compared to a net loss of $377,371 or $.08 per share for the same period in 1996. As discussed above, the lower than expected revenues contributed to a greater net loss than anticipated for the first quarter of 1997.

PART II - OTHER INFORMATION



Item 1.         Legal Proceedings

                None


Item 2.         Changes in Securities

                None


Item 3.         Defaults Upon Senior Securities

                None


Item 4.         Submission of Matters to a Vote of Security Holders

                None


Item 5.         Other Information

                None


Item 6.         Exhibits

                None


Item 7.         Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                           SIGNATURES


Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    OP-TECH Environmental Services, Inc.
                               (Registrant)



Date:   /s/ John R. Loveland
        John R. Loveland, Chief Executive Officer



Date:   /s/ Joseph M. McNulty
        Joseph M. McNulty, Treasurer

May 15, 1996