Form 10-Q
period 1997-06-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 1997-08-15
CIK 858748

SECURITIES AND EXCHANGE COMMISSION
               Washington, DC 20549


                  FORM 10-Q


[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending     June 30, 1997

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

         Condensed Consolidated Balance Sheets
       - June 30, 1997 and December 31, 1996 (Audited). . . . . . . . . 3

         Condensed Consolidated Statements of Operation
       - Three months ended June 30, 1997 and June 30, 1996
       - Six months ended June 30, 1997 and June 30, 1996 .   . . . . . 4

         Condensed Consolidated Statements of Cash Flows
       - Six months ended June 30, 1997 and June 30, 1996   . . . . . . 5

         Notes to Condensed Consolidated Financial Statements
         (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . 6


 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.   . . . . . . . . . . . . 7



Part II. OTHER INFORMATION  . . . . . . . . . . . . . . . . . . . . . . 9



         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .10







 ITEM #1 FINANCIAL STATEMENTS         PART I - FINANCIAL INFORMATION

   OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED BALANCE SHEETS

                                              (UNAUDITED)
                                                June 30,          December 31,
                                                  1997                1996

             Assets

             Cash and Cash equivalents          $17,253             $19,077
             Accounts Receivable, Net
                 Unaffiliated Parties         1,610,666             890,028
                 Affiliated Parties             147,504             658,690
                                              1,758,170           1,548,718
             Costs on Uncompleted Projects Applicable
                 to Future Billings             174,684             100,941
             Prepaid Expenses and Other         317,726             165,633
             Assets
                      Total Current Assets    2,267,833           1,815,292

             Property and Equipment, net      1,123,534           1,234,949
             Assets Held for Sale             1,973,215           2,011,544
             Other Assets                        57,591              74,547

                      Total Assets           $5,422,173          $5,155,409

             Liabilities and Shareholders' Deficit

             Current Liabilities
                Notes Payable
                   To Banks                    $971,000            $971,000
     Unsecured Note to Shareholder            1,400,000                 -
                                              2,371,000             971,000
                Accounts Payable
                   Unaffiliated Parties         908,340             954,066
                   Affiliated Parties           104,055             112,997
                                              1,012,395           1,067,063
  Billings in Excess of Costs and Estimated Profit
            on Uncompleted Contracts            318,433             238,063
  Accrued Expenses and Other Liabilities        662,521             441,947
  Current Portion of Long Term Debt and Obligations
                   Under Capital Leases       2,001,535           2,198,121
             Total Current Liabilities        6,365,884           4,916,194

  Long-term notes payable - Shareholder            -                875,000

   Shareholders' Deficit
   Common Stock, Par Value $.01 Per Share Authorized
   7,500,000; 4,850,058 Shares Outstanding as of
   June 30, 1997 and December                    48,535              48,535
   31, 1996 respectively.
   Additional Paid in Capital                 4,491,773           4,491,773
   Retained Deficit                          (5,484,019)         (5,176,093)

   Total Shareholders' Deficit                (943,711)           (635,785)



    Total Liabilities and
    Shareholders' Deficit                     $5,422,173          $5,155,409



  The accompanying note are an integral part of the financial statements






ITEM #1 FINANCIAL STATEMENTS           PART I - FINANCIAL INFORMATION



         OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)


                             THREE MONTHS ENDED         SIX MONTHS ENDED

                           June 30,     June 30,     June 30,    June 30,
                              1997         1996         1997        1996

Revenues:
Project Billings         $2,054,564   $1,409,316   $3,697,169  $2,317,995
Project Costs             1,450,808      903,829    2,610,928   1,449,991
Gross Margin                603,756      505,487    1,086,241     868,004

Selling, General Adm Exp    601,839      615,475    1,206,492   1,266,189
Operating Income (Loss)       1,917    (109,888)    (120,251)   (398,185)

               Other Income and Expense
Interest Expense            95,398       95,729      187,573     184,157
Other (Income) Expense, Net    939        (537)          103         160
                            96,337       95,192      187,676     183,997

Loss Before Income Taxes  (94,420)    (205,180)    (307,927)   (582,182)
State Income Taxes              0            0            0         367

Net Loss                  (94,420)    (205,180)    (307,927)   (582,549)

Net Loss per share         ($0.02)      ($0.04)      ($0.06)     ($0.12)


Weighted Average Shares
Outstanding              4,850,058    4,850,058    4,850,058   4,850,058


 The accompanying notes are an integral part of the financial statements.









ITEM #1   PART I - FINANCIAL INFORMATION


                    OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      SIX MONTHS ENDED
                                                 June 30,          June 30,
                                                    1997              1996

        Operating Activities
        Net Loss                               ($307,927)         ($582,549)
        Adjustments to Reconcile Net Loss to
        Cash Used In Operating Activities
        Depreciation and Amortization            174,915          273,395
        Gain on Sale of Equipment                  (870)             -
        (Increase) Decrease in Operating Assets and
         Increase (Decrease) in Operating Liabilities
     Accounts Receivable                        (209,452)         (135,773)
     Costs on Uncompleted Projects Applicable
      to Future Billings                         (73,743)         (21,368)
     Billings and Estimated Profit in Excess
      of Costs of Uncompleted Contracts            80,370           55,688
     Prepaid Expenses and Other Assets          (152,093)         (141,877)
     Accounts Payable and Accrued Expenses        165,906          151,509
     Net Cash Used in Operating Activities      (322,894)         (400,975)

     Investing Activities
   Proceeds from Sale of Equipment               115,500             -
   Purchase of Property and Equipment           (122,844)         (74,681)
   Net Cash Used in Investing Activities          (7,344)         (74,681)

    Financing Activities
 Proceeds from Short-Term Borrowings           1,385,000          683,000
 Principal Payments on Debt Obligations       (1,056,586)         (153,664)
 Net Cash Provided by Financing Activities       328,414          487,619

(Decrease) Increase in Cash and Cash Equivalents (1,824)           11,963

Cash and Cash Equivalents at End of Period       $17,253          $14,223





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

3. As reflected in the accompanying financial statements, the Company has suffered recurring losses from operations since inception and has a working capital and equity deficiency at June 30, 1997 which raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Substantially all of the Company's debt is with one financial institution, and such agreements have cross default provisions. As a result of non compliance with covenants on certain of the debt, all of the debt is deemed to be in default and callable by the Bank and other creditors. Though the Bank or any other creditor has not, as of this date, called the obligations, there can be no assurances they will not exercise their right in the future. Accordingly, all debt related to this Bank and other creditors has been classified as current.

The Company has entered into a modification agreement with the Bank deferring principal payments on the first and second mortgages until February 1998. This amendment has reduced the Company's cash flow requirements for 1997. If the Bank, and other creditors, do not call their debt, as a result of the covenant defaults, then the principal payments due for the remainder of 1997 on all debt obligations will be $98,822.

As of June 30, 1997, the Company has been unable to achieve the necessary sales volume and gross margin to meet its 1997 budgeted goals. As a result, the Company has not produced sufficient cash flow to meet its obligations as they become due.

The Company is exploring the possibilities of acquisitions, affiliations and joint ventures in an effort to produce a higher sales volume sufficient to meet its obligations as they become due. In addition, the Company is trying to secure additional borrowings from various lending institutions to provide additional operating cash. In the event none of these events take place, the Company may have to cease operations altogether.

As of June 30, 1997, the Company's largest shareholder had advanced an additional $400,000 through the issuance of convertible debentures.

4. The Company purchases technical, accounting and consulting services and rented certain office space from a shareholder and its affiliates. The costs for these services amounted to $218,807 for the six months ended June 30, 1997.

Additionally, the Company provided $1,450,778 of remediation, sub-contract support and project services to a shareholder and its affiliates for the six months ended June 30, 1997.

Interest expense on an unsecured line of credit with a shareholder was approximately $52,524 for the six months ended June 30, 1997. Interest payments on the note with the shareholder have been deferred until February 1998.




                    PART I - FINANCIAL INFORMATION

Item No. 2
                Management's Discussion and Analysis of
               Financial Condition and Results of Operations.

                     Liquidity and Capital Resources

At June 30, 1997, the Company had cash and cash equivalents of $17,253 as compared to $19,077 at December 31, 1996.

At June 30, 1997, the Company had a working capital deficit of $4,098,051 compared to a deficit of $3,100,902 at December 31, 1996. The increase in the working capital deficit is primarily attributable to increased borrowings on a convertible debenture from a shareholder and an installment note used to finance the Company's insurance policies.

For the six months ended June 30, 1997, the Company's net cash used in operations was $322,894 compared to cash used in operations of $400,975 during the six months ended June 30, 1996.

The Company has available a collateralized borrowing facility that provides for borrowing up to $1,000,000 on a revolving basis. Additionally, at June 30, 1997, the Company has an unsecured line of credit with an affiliated party with maximum borrowings of $1,400,000 due on March 31, 1998. Borrowings against the collateralized and unsecured lines of credit aggregated $971,000 and $1,400,000 respectively at June 30, 1997.
The Company's $1,000,000 collateralized line of credit with a bank was renewed on May 31, 1997. The Company does not expect to satisfy its liquidity requirements during the next twelve months which are expected to consist of working capital requirements, principal and interest payments on debt and some small capital expenditures. In order for the Company to achieve these cash requirements, it will be necessary to secure additional borrowings beyond the Company's current limits.

Substantially all of the Company's debt is with one financial institution, and such agreements have cross default provisions. As a result of non-compliance with covenants on certain of the debt, all of the debt is deemed to be in default and callable by the Bank and other creditors. Though the Bank, or any other creditors, has not at this date called the obligations, there can be no assurances that they will not exercise this right in the future.

During the first six months of 1997, all principal payments on the Company's debt have been made timely, however, there can be no assurances that the Company can meet its principal payments on debt for the remainder of the year.

1997 Business Plan

During 1996, management formulated a business plan which was intended to achieve a higher sales volume and reduce overhead in 1997.

As discussed in the notes to the financial statements, during the first six months of 1997 revenues and total gross margin dollars were below managements expectations. As a result of these factors, the Company faces a significant cash strain and is not able to meet its current obligations as they become due.

The Company, however, is still actively trying to increase its revenue base through aggressive marketing efforts throughout its service areas and is continually reducing overhead as evidenced by the 5% overhead reduction over the same period last year. In addition, the Company is exploring the possibilities of acquisitions, affiliations and joint ventures in an effort to produce a higher sales volume sufficient to meet its obligations as they become due. In the event none of theses events take place, the Company may have to cease operations altogether.

                       Results of Operations

Billings:

The Company's project billings and services for the second quarter of 1997 have increased 46% over the second quarter of 1996. For the six month period ended June 30, 1997, the Company's billings have increased 60% over the same period in 1996. The Company's increase in revenues during 1997 as compared to the same period last year is attributable to a large remediation contract, increased spill response activity and increased volume due to a larger customer base.

Project Costs and Gross Profit:

Project Costs for the second quarter of 1997 increased 61% to $1,450,808 from $903,829 for the same period in 1996. Project Costs as a percentage of revenues was 71% and 64% for the three months ended June 30, 1997 and 1996 respectively. Gross profit margin for the second quarter of 1997 decreased to 29% from 36% for the same period in 1996.

The decrease in the gross profit margin during the second quarter of 1997 is the result of an increasingly competitive environmental services market. During the second quarter of 1997, the Company bid jobs at a lower margin in an effort to maintain as well as increase its market share in the New York State and surrounding areas. For the six month period ended June 30, 1997, project costs increased 80% from $1,449,991 to $2,610,928 primarily due to increased revenues. Project costs as a percentage revenues was 70% for the six month period ended June 30, 1997 and 1996. The gross profit margin for the six month periods ended June 30, 1997 and 1996 was 29% and 37% respectively.

Selling, General and Administrative Expenses:

Selling, General and Administrative Expenses (SG&A) for the three months ended June 30, 1997, decreased 2% to $601,839 from $615,475 for the same period in 1996.

The decrease is attributable to a higher utilization of the operations staff as well as a general reduction of corporate overhead. For the six month period ended June 30, 1997, SG&A decreased 5% to $1,206,492 from
$1,266,189 for the same period in 1996.

Net Loss:

The net loss for the three months ended June 30, 1997, was $94,420 compared to a net loss of $205,180 for the same period last year. For the six months ended June 30, 1997, the net loss was $307,927 compared to a net loss of $582,549 for the same period in 1996.

                    PART II - OTHER INFORMATION



Item 1.            Legal Proceedings

                   The Company is party to a legal action which is deeemed to be immaterial at this time.


Item 2.            Changes in Securities

                   None


Item 3.            Defaults Upon Senior Securities

                   None


Item 4.            Submission of Matters to a Vote of Security Holders

                   None


Item 5.            Other Information

                   None


Item 6.            Exhibits

                   None


Item 7.            Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended June 30, 1997.
                                              SIGNATURES


Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        OP-TECH Environmental Services, Inc.
                                (Registrant)



          /s/ John R. Loveland
          John R. Loveland, Chief Executive Officer

Date:      August 15, 1997


          /s/ Joseph M. McNulty
          Joseph M. McNulty, Treasurer

Date:      August 15, 1997