Form 10-Q
period 1997-09-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 1997-11-17
CIK 858748

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549


FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending   September 30, 1997

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

   Yes   X   or No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 4,852,983

INDEX




OP-TECH Environmental Services, Inc. and Subsidiaries


Part I.                       FINANCIAL INFORMATION           Page No.

Item 1.    Financial Statements
Condensed Consolidated Balance Sheets
- September 30, 1997 (Unaudited) and December 31, 1996 (Audited). . 3 Condensed Consolidated Statements of Operations (Unaudited)
- Three months ended September 30, 1997 and September 30, 1996
- Nine months ended September 30, 1997 and September 30, 1996 . . . 4 Condensed Consolidated Statements of Cash Flows (Unaudited)
- Nine months ended September 30, 1997 and September 30, 1996 . . . 5 Notes to Condensed Consolidated Financial Statements (Unaudited) . .6


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
CONDENSED CONSOLIDATED BALANCE SHEETS

                                    (UNAUDITED)
                                   September 30,       December 31,
                                       1997                1996

Assets

Cash and Cash equivalents             $47,764             $19,077
Accounts Receivable, Net
 Unaffiliated Parties               1,473,992             890,028
 Affiliated Parties                    76,096             658,690
                                    1,550,088           1,548,718
Costs on Uncompleted
Projects Applicable
to Future Billings                    181,904             100,941
Prepaid Expenses and
Other Assets                          254,487             165,633

Total Current Assets                2,034,243           1,834,369

Property and Equipment, net           625,053           1,234,949
Assets Held for Sale                1,980,349           2,011,544
Other Assets                                0              74,547

Total Assets                       $4,639,645          $5,155,409

Liabilities and Shareholders' Deficit

Current Liabilities
Notes Payable
 To Banks                            $906,000            $971,000
Unsecured Note to Shareholder       1,400,000                 -
                                    2,306,000             971,000
Accounts Payable
Unaffiliated Parties                1,045,223             954,066
Affiliated Parties                    119,200             112,997
                                    1,164,423           1,067,063
Billings in Excess of
Costs and Estimated Profit
on Uncompleted Contracts              394,070             238,063
Accrued Expenses and Other
Liabilities                           512,176             441,947
Current Portion of Long
Term Debt and Obligations
Under Capital Leases                2,016,476           2,198,121
Total Current Liabilities           6,393,145           4,916,194

Long-term notes payable -
Shareholder                              -                875,000

Shareholders' Deficit
Common Stock, Par Value
$.01 Per Share Authorized
7,500,000; 4,852,983 Shares
Outstanding as of
September 30, 1997 and
4,854,497 Outstanding as of
December 31, 1996                      48,530              48,535
Additional Paid in Capital          4,489,507           4,491,773
Retained Deficit                   (6,291,537)         (5,176,093)

Total Shareholders' Deficit        (1,753,500)           (635,785)

Total Liabilities and
Shareholders' Deficit               $4,639,645          $5,155,409



The accompanying notes are an integral part of the financial statements







ITEM #1 FINANCIAL STATEMENTS           PART I - FINANCIAL INFORMATION



OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (UNAUDITED)


                               THREE MONTHS ENDED         NINE MONTHS ENDED

                        September 30,September 30, September 30 September 30,
                            1997         1996         1997        1996

Revenues:
Project Billings
and Services             $1,518,997   $1,441,300   $5,216,166  $3,759,294
Project Costs             1,101,314    1,033,351    3,712,242   2,483,341
Gross Margin                417,683      407,949    1,503,924   1,275,953

Selling, General
and Administrative
Expenses                    605,144      606,103    1,811,636   1,872,293
Provision for Impairment
of Long Lived Assets        539,441      240,594      539,441     240,594
Operating (Loss)           (726,902)    (438,748)    (847,153)   (836,934)

Other Income and Expense
Interest Expense             76,911      102,167      264,484     285,864
Other Expense, Net            3,706        2,575        3,807       2,877
                             80,617      104,742      268,291     288,741

State Income Taxes                0            0            0         367

Net Loss                  ($807,519)   ($543,490)   ($1,115,444) ($1,126,042)

Net Loss per share           ($0.17)      ($0.11)      ($0.23)     ($0.23)



Weighted Average
Shares Outstanding          4,853,482    4,854,497    4,853,482   4,854,497

The accompanying notes are an integral part of the financial statements.











ITEM #1 F       PART I - FINANCIAL INFORMATION


OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                     NINE MONTHS ENDED
                             September 30,       September 30,
                                  1997              1996

Operating Activities

Net Loss                      ($1,115,444)        ($1,126,042)

Adjustments to Reconcile
Net Loss to
Cash Used In Operating Activities

Depreciation and Amortization        261,291          380,161
Gain on Sale of Equipment              (870)               -
Provision for Impairment of
Long Lived Assets                    539,441          240,594
(Increase) Decrease in
Operating Assets and
Increase (Decrease) in
Operating Liabilities
Accounts Receivable                   (1,370)           76,943
Costs on Uncompleted Projects
Applicable
to Future Billings                   (80,963)            (278)
Billings and Estimated
Profit in Excess
of Costs of Uncompleted Contracts     156,007           36,089
Prepaid Expenses and Other Assets     (88,854)         (111,419)
Accounts Payable and Accrued
Expenses                               167,589          166,069
Net Cash Used in Operating
Activities                           (163,173)         (337,883)

Investing Activities
Proceeds from Sale of Equipment       115,500               -
Purchase of Property
and Equipment                        (154,495)         (112,312)
Net Cash Used in
Investing Activities                  (38,995)         (112,312)

Financing Activities
Proceeds from Short-Term
Borrowings                             460,000          696,000
Principal Payments on
Debt Obligations                     (229,145)         (254,487)
Proceeds from Issuance
of Common Stock                               -           6,651
Net Cash Provided by
Financing Activities                   230,855          448,164

Increase (Decrease) in
Cash and Cash Equivalents               28,687          (2,031)

Cash and Cash Equivalents
at Beginning of Period                  19,077           12,647

Cash and Cash Equivalents
at End of Period                       $47,764          $10,616



   The accompanying notes are an integral part of the financial statements.





PART I - FINANCIAL INFORMATION

Item No. 1 Financial Statements

OP-TECH ENVIRONMENTAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS (Unaudited)


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, quarterly results include all adjustments (consisting of only normal recurring adjustments) that the Company considers necessary for a fair presentation of such information for interim periods.
The unaudited consolidated condensed financial statements include the accounts of the Company andits subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

2 The timing of revenues is dependent on the Company's backlog, contract awards, and the performance requirements of each contract.
The Company's revenues are also affected by the timing of its clients planned remediation work as well as the timing of unplanned emergency spills. Historically, planned remediation work generally increases during the third and fourth quarters. Although the Company believes that the historical trend in quarterly revenues for the third and fourth quarters of each year are generally higher than the first and second quarters, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

3. The Company has made a provision for New York State Franchise income taxes of $0 and $367 as of September 30, 1997 and 1996 respectively. No provision for federal taxes has been made due to the Company's available net operating loss carry forwards.


4. On January 1, 1996 the Company implemented FASB 121 "Accounting for the impairment of Long-Lived Assets" at that time there were no identified impairments to such assets. Subsequent to June 1, 1996 and as a result of liquidity issues, the Company has reclassified land, land improvements, buildings (the Massena Property) and certain non-operating equipment from operating assets to assets held for sale. During the third quarter of 1996, the Company recognized an impairment on the non-operating equipment to be disposed of in the amount of $240,594.


5. As reflected in the accompanying financial statements, the Company has suffered recurring losses from operations since inception, has a working capital deficiency at September 30, 1997, and a negative capital deficiency that raised substantial doubt about its ability to continue as a going concern. As of September 30, 1997 the Company was unable to meet its current obligations as they became due. Regarding the future of the Corporation, management considered seeking protection under the United States Bankruptcy Code or entering into a voluntary workout with its two largest creditors, OnBank & Trust CO.("OnBank") and O'Brien & Gere Limited ("OBG Limited").

After careful consideration of the above, and believing the Company could continue as a going concern without the heavy debt burden, management was able to negotiate a workout with its two largest creditors to convert all or part of their indebtedness and accrued interest into Common Stock of the Corporation, and to forgive the remaining balance. OBG Limited, to which the Corporation is indebted for $1,400,000 plus accrued interest, will forgive $1,000,000 of debt and exchange the balance including accrued interest into approximately 1,000,000 shares of Common Stock. OnBank to which the Corporation is indebted for approximately $2,800,000 plus accrued interest, will exchange the entire amount of indebtedness for approximately 5,700,000 shares of Common Stock. The actual number of shares will be determined on the closing date at an exchange rate of $.50 per share. The exchange price per share was negotiated with the two creditors based on the price of recent sales and their estimates of future risks.

OBG Limited and OnBank have advised the Corporation that they intend to hold their shares as investors of the Corporation. The Corporation is not obligated to file a registration statement providing for the sale of shares owned by OnBank and OBG Limited. Pursuant to Rule 144 of the Securities Act of 1933, after a holding period of one year, OnBank and OBG Limited could commence the sale of their shares. Other than that as described above or as provided for pursuant to the Corporation's stock option plan there are no existing understandings or agreements for the issuance of any shares of Common Stock. If the amendment is adopted by the stockholders, the Board of Directors will have authority to issue shares of Common Stock without the necessity of further stockholder action. Holders of the Common Stock have no preemptive rights with respect to any share which may be issued in the future. The above transactions are subject to shareholder approval for the increase in authorized shares from 7,500,000 to 20,000,000 which will be sought at a special meeting of the shareholders in December of 1997.

6. On October 13, 1997, the Company entered into an agreement with a new bank to provide a line of credit of $1,000,000. Upon the completion of the conversion of debt to equity by the Company's existing bank, the Company will have the ability to borrow up to $ 750,000 immediately and an additional $250,000 pending approval of the bank's loan committee.

7. The Company purchases technical, accounting, and consulting services and rented certain office space from a shareholder and its affiliates. The costs for these services amounted to $276,336 and $113,065 for the nine months ended September 30, 1997 and 1996 respectively.

Interest expense on an unsecured line of credit with a shareholder was approximately $75,390 for the nine months ended September 30, 1997. As discussed in footnote #5, $1,000,000 of the unsecured line of credit with a shareholder was forgiven on October 14, 1997 and the $400,000 plus accrued interest will be converted to the Company's Common Stock in December 1997.


PART I - FINANCIAL INFORMATION

Item No. 2
Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Liquidity and Capital Resources

At September 30, 1997, the Company had cash and cash equivalents of $47,764 as compared to $19,077 at December 31, 1996.

At September 30, 1997, the Company had a working capital deficit of $4,358,842 compared to a working capital deficit of $3,100,902 at December 31, 1996. The deterioration of the working capital is attributable to increased borrowings on a convertible debenture from a shareholder during 1997, and a note payable to a shareholder which is classified as current in 1997 due its maturity date.

As reflected in the accompanying financial statements, the Company has suffered recurring losses from operations since inception, has a working capital deficiency at September 30, 1997, and a negative capital deficiency that raised substantial doubt about its ability to continue as a growing concern. As of September 30, 1997 the Company was unable to meet its current obligations as they became due. Regarding the future of the Corporation, management considered seeking protection under the United States Bankruptcy Code or entering into a voluntary workout with its two largest creditors, OnBank & Trust CO. ("OnBank") and O'Brien & Gere Limited ("OBG Limited").

After careful consideration of the above, and believing the Company could continue as a going concern without the heavy debt burden, management was able to negotiate a workout with its two largest creditors to convert all or part of their indebtedness and accrued interest into Common Stock of the Corporation, and to forgive the remaining balance. OBG Limited, to which the Corporation is indebted for $1,400,000 plus accrued interest, will forgive $1,000,000 of debt and exchange the balance including accrued interest into approximately 1,000,000 shares of Common Stock. OnBank to which the Corporation is indebted for approximately $2,800,000 plus accrued interest, will exchange the entire amount of indebtedness for approximately 5,700,000 shares of Common Stock. The actual number of shares will be determined on the closing date at an exchange rate of $.50 per share.
The exchange price per share was negotiated with the two creditors based on the price of recent sales and their estimates of future risks.
The above transactions are subject to shareholder approval for the increase in authorized shares from 7,500,000 to 20,000,000 which will be sought at a special meeting of shareholders in December of 1997.

OBG Limited and OnBank have advised the Corporation that they intend to hold their shares as investors of the Corporation. The Corporation is not obligated to file a registration statement providing for the sale of shares owned by OnBank and OBG Limited. Pursuant to Rule 144 of the Securities Act of 1933, after a holding period of one year, OnBank and OBG Limited could commence the sale of their shares. Other than that as described above or as provided for pursuant to the Corporation's stock option plan there are no existing understandings or agreements for the issuance of any shares of Common Stock. If the amendment is adopted by the stockholders, the Board of Directors will have authority to issue shares of Common Stock without the necessity of further stockholder action. Holders of the Common Stock have no preemptive rights with respect to any share which may be issued in the future.


Currently, the Company has a collateralized borrowing facility with a bank that provides for borrowing up to $1,000,000. On October 13, 1997 the Company entered into a new borrowing agreement with another bank, and upon the completion of the conversion of debt to equity by the Company's existing bank, the Company will have a new collateralized borrowing facility that provides for borrowing up to $750,000 immediately and an additional $250,000 pending approval of the new bank's loan committee.

Currently, the Company's existing credit facilities are sufficient to meet its cash flow requirements for the next twelve months.

Massena Property

In 1996, the Company reclassified its Massena Property (a former oil tank farm located on the St. Lawrence River) which is used for the Company's operations in Massena, NY, to assets held for sale. The property has a carrying value of approximately $1.9 million as of September 30, 1997.

Management is currently reviewing several options relative to the sale and or lease of the property. During the third quarter of 1996, management retained a real estate broker and is aggressively marketing the property throughout the United States and Canada. Due to the uniqueness of the asset and the absence of quoted market prices on similar properties, management anticipates it will take a prolonged period of time to consummate a sale or lease of the property. In March of 1997, management obtained an independent appraisal of the Massena property and found it to be stated at its appraised value.





Results of Operations

Billings:

The Company's project billings and services for the third quarter of 1997 have increased 6% over the third quarter of 1996. For the nine month period ended September 30, 1997, the Company's project billings have increased 38% over the same period in 1996. The Company's overall increase in revenues during 1997 is attributable to a large remediation project which was completed in the second quarter. In addition, the Company has been successful in winning several public projects which is a new industry focus.

Project Costs and Gross Profit:

Project costs for the third quarter of 1997 increased 6% over the same period in 1996. Project costs as a percentage of revenues was 73% and 72% for the three months ended September 30, 1997 and 1996 respectively. Gross profit margin for the third quarter of 1997 decreased to 27% from 28% for the same period in 1996. For the nine month period ended September 30, 1997, Project costs increased 50% from $2,483,341 to $3,712,642 primarily due to increased revenues. Project costs as a percentage of revenues was 71% for the nine month periods ended September 30, 1997 and 1996. The gross profit margin for the nine month periods ended September 30, 1997 and 1996 was 28% and 33% respectively.

The decrease in the gross profit margin during the third quarter and for the nine months ended 1997, is the result of an increasingly competitive environmental services market and an increase in public project revenue which typically yields a lower gross profit margin.


Selling, General and Administrative Expenses:

Selling, General and Administrative Expenses (SG&A) for the three months ended September 30, 1997, remained steady at $605,144 from $606,103 for the same period in 1996. For the nine month period ended September 30, 1997, SG&A decreased 3% to $1,811,636 from $1,872,293 for the same period in 1996.


PART II - OTHER INFORMATION



Item 1.             Legal Proceedings

                    None


Item 2.             Changes in Securities

                    None


Item 3.             Defaults Upon Senior Securities

                    None


Item 4.             Submission of Matters to a Vote of Security Holders


                    The Company held its annual meeting on September 9, 1997. The following directors were re-elected to a one year term. Terry L. Brown, Richard L. Elander, John R. Loveland, Cornelius B. Murphy Jr., and Steven A. Sanders. Coopers and Lybrand, the Company's independent auditors, were re-appointed for 1998.





Item 5.             Other Information

                    None


Item 6.             Exhibits

                    None


Item 7.             Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter ended September 30, 1997.
SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OP-TECH Environmental Services, Inc.
(Registrant)



/s/ John R. Loveland
John R. Loveland, Chief Executive Officer

Date:November 15, 1997


/s/ Joseph M. McNulty
Joseph M. McNulty, Treasurer

Date:November 15, 1997