Form 10-Q/A
period 1997-09-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 1998-03-04
CIK 858748

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A


[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending September 30, 1997
OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
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



Part I. FINANCIAL INFORMATION

                                                                   Page No.


Item 1. Financial Statements
Condensed Consolidated Balance Sheets
- September 30, 1997 (Unaudited) and December 31, 1996 (Audited)   3

Condensed Consolidated Statements of Operations (Unaudited)
- Three months ended September 30, 1997 and September 30, 1996
- Nine months ended September 30, 1997 and September 30, 1996      4

Condensed Consolidated Statements of Cash Flows (Unaudited)
- Nine months ended September 30, 1997 and September 30, 1996      5

Notes to Condensed Consolidated Financial Statements
- (Unaudited)                                                      6

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                8


Part II. OTHER INFORMATION                                        10

SIGNATURES                                                        11





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



The accompanying notes are an integral part of the financial statements
ITEM #1 FINANCIAL STATEMENTS           PART I - FINANCIAL INFORMATION


       OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)


                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                          September 30,September 30, September 30 September 30,
                             1997         1996         1997        1996

Revenues:
Project Billings & Svcs    $1,518,997   $1,441,300   $5,216,166  $3,759,294
Project Costs               1,101,314    1,033,351    3,712,242   2,483,341
     Gross Margin             417,683      407,949    1,503,924   1,275,953

Selling, General and
Administrative Expenses       605,144      606,103    1,811,636   1,872,293
Provision for Impairment
of Long Lived Assets          539,441      240,594      539,441     240,594
       Operating (Loss)      (726,902)    (438,748)    (847,153)   (836,934)

Other Income and Expense
Interest Expense               76,911      102,167      264,484     285,864
Other Expense, Net              3,706        2,575        3,807       2,877
                               80,617      104,742      268,291     288,741

State Income Taxes                  0            0            0         367

Net Loss                   ($807,519)   ($543,490)   ($1,115,444) ($1,126,042)

Net Loss per share            ($0.17)      ($0.11)      ($0.23)     ($0.23)



Weighted Average Shares
 Outstanding                 4,853,482    4,854,497    4,853,482   4,854,497

The accompanying notes are an integral part of the financial statements.


ITEM #1 F       PART I - FINANCIAL INFORMATION


           OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       NINE MONTHS ENDED
                                           September 30,       September
                                               1997              1996

Operating Activities
 Net Loss                                  ($1,115,444)        ($1,126,042)
 Adjustments to Reconcile Net Loss to
 Cash Used In Operating Activities
      Depreciation and Amortization             261,291          380,161
      Gain on Sale of Equipment                   (870)               -
      Provision for Impairment of Long
                       Lived Assets             539,441          240,594
(Increase) Decrease in Operating Assets and
 Increase (Decrease) in Operating Liabilities
        Accounts Receivable                     (1,370)           76,943
        Costs on Uncompleted Projects Applicable
         to Future Billings                    (80,963)            (278)
        Billings and Estimated Profit in Excess
         of Costs of Uncompleted Contracts      156,007           36,089
        Prepaid Expenses and Other Assets       (88,854)         (111,419)
        Accounts Payable and Accrued Expenses   167,589          166,069
 Net Cash Used in Operating Activities         (163,173)         (337,883)

Investing Activities
 Proceeds from Sale of Equipment                115,500               -
 Purchase of Property and Equipmen             (154,495)         (112,312)
 Net Cash Used in Investing Activities          (38,995)         (112,312)

Financing Activities
 Proceeds from Short-Term Borrowings             460,000          696,000
 Principal Payments on Debt Obligations        (229,145)         (254,487)
 Proceeds from Issuance of Common Stock           -                 6,651
 Net Cash Provided by Financing Activities       230,855          448,164

 Increase (Decrease) in Cash and
 Cash Equivalents                                 28,687          (2,031)

 Cash and Cash Equivalents at
 Beginning of Period                              19,077           12,647

 Cash and Cash Equivalents at
 End of Period                                   $47,764          $10,616



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

OBG Limited and OnBank have advised the Corporation that they intend to hold their shares as investors of the Corporation. The Corporation is not obligated to file a registration statement providing for the sale of shares owned by OnBank and OBG Limited. Pursuant to Rule 144 of the Securities Act of 1933, after a holding period of one year, OnBank and OBG Limited could commence the sale of their shares. Other than that as described above or as provided for pursuant to the Corporation's stock option plan there are no existing understandings or agreements for the issuance of any shares of Common Stock. If the amendment is adopted by the stockholders, the Board of Directors will have authority to issue shares of Common Stock without the necessity of further stockholder action. Holders of the Common Stock have no preemptive rights with respect to any share which may be issued in the future. The above transactions are subject to share holder approval for the increase in authorized shares from 7,500,000 to 20,000,000 which will be sought at a special meeting of Shareholders in December of 1997.


Currently, the Company has a collateralized borrowing facility with a bank that provides for borrowing up to $1,000,000. On
October 13, 1997, the Company entered into a new borrowing agreement with another bank, and upon the completion of the conversion of debt to equity by the Company's existing bank, the Company will have a new collateralized borrowing facility that provides for borrowing up to $750,000 immediately and an additional $250,000 pending approval of the new bank's loan committee.

As a result of the debt to equity conversion by the Company's two largest creditors, the Company believes its new credit facilities are sufficient to meet its cash flow requirements for the next twelve months.

Property, Plant & Equipment

In 1996, the Company reclassified its Massena Property (a former oil tank farm located on the St. Lawrence River) which is used for the Company's operations in Massena, NY, to assets held for sale.
The property has a carrying value of approximately $1.9 million as of September 30, 1997.

Management is currently reviewing several options relative to the sale and or lease of the property. During the third quarter of 1996, management retained a real estate broker and is aggressively marketing the property throughout the United States and Canada.
Due to the uniqueness of the asset and the absence of quoted market prices on similar properties, management anticipates it will take a prolonged period of time to consummate a sale or lease of the property. In March of 1997, management obtained an independent appraisal of the Massena property and found it to be stated at its appraised value.
During the third quarter of 1997, the Company wrote down certain equipment and intangible assets to their fair value resulting in a charge of $539,441. The equipment consisted of various trucks and specialized vacuum equipment. In addition, the Company wrote off loan origination fees associated with its restructured debt.

NYSDEC Consent Order

In the second quarter of 1997, the Company began digging test pits on the Massena property to determine the extent of ground contamination. A total of ten test pits were dug. Eight of the pits were found to have no contamination and were closed out by New York State. The remaining two pits had low level hits of contamination. These areas were excavated late in the third quarter of 1997. The Company removed approximately 40 cubic yards of contaminated material from the two pits and is currently awaiting final closure of the site by New York State. The Company also tested its groundwater monitoring wells which were also found to be free of contamination therefore posing no threat to the groundwater supply in the area. The Company has spent approximately $60,000 to clean this site which has been expensed in 1997.


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

The decrease in the gross profit margin during the third quarter and for the nine months ended 1997,is the result of an increasingly competitive environmental services market and an increase in public project revenue which typically yields a lower gross profit margin.


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

OP-TECH Environmental Services, Inc.
(Registrant)



/s/ John R. Loveland
John R. Loveland, Chief Executive Officer

Date:      January 9, 1998


/s/ Joseph M. McNulty
Joseph M. McNulty, Treasurer

Date:      January 9, 1998