Form 10-K/A
period 1996-12-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 1998-03-05
CIK 858748

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

									       FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE
    REQUIRED]

For the fiscal year ended December 31, 1996

										   OR

[]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
	     [NO FEE REQUIRED]

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

On-Site Industrial and Waste Management Services

The Company provides on-site industrial cleaning and waste management services. Specialized services for the handling, processing and disposal of hazardous wastes are provided by vacuuming, soda blasting, hydroblasting, dredging, dewatering and sludge processing, sludge pumping, chemical cleaning and tank cleaning.




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

Clean-up Evaluation: A feasibility study addresses measures which may be implemented to remove hazardous wastes from a site, to treat, stabilize or contain such wastes on-site or to otherwise mitigate their effects. Such studies take into account, among other things, available technology, regulatory considerations and the cost-
benefit relationship of alternative measures.   Additionally, the
Company reviews the project and alternative remedial measures in light of legitimate public concerns.

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

Regulation

The business of the Company and its clients is subject to extensive, stringent and evolving regulation by the EPA and various other federal, state and local environmental authorities. These regulations directly impact the demand for the services offered by the Company. In addition, the Company is subject to the federal Occupational Safety and Health Act, which imposes requirements for employee safety and health. The Company believes it is in substantial compliance with all federal, state and local regulations governing its business.

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

Regulation of underground storage tanks (UST) legislation, in particular Subtitle I of RCRA, focuses on the regulation of underground tanks in which liquid petroleum or hazardous substances are stored and provides for the regulatory setting for the principal portion of the Company's work.
Subtitle I of RCRA requires owners of all existing underground tanks to list the age, size, type, location and use of each tank with a designated state agency. The EPA has published performance standards and financial responsibility requirements for storage tanks over a five year period. These regulations also require all new tanks which are installed to have protection against spills, overflows, and corrosion. Subtitle I of RCRA provides civil penalties of up to $15,000 per violation for each day of non-compliance with tank requirements and $10,000 for each tank for which notification was not given or was falsified. RCRA also imposes substantial monitoring obligations on parties which generate, transport, treat, store or dispose of hazardous waste.

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

Customers

The Company's client base includes industrial companies, real estate developers, auto parts manufacturers, aluminum producers, utilities, waste disposal firms, municipalities and engineering firms. During 1996, the Company performed services for more than 250 clients. These projects ranged from short-term (three months or less) to projects which were on going for 12 months or more. The majority of the projects were short-term in nature and continue to provide a substantial amount of revenue for the Company. During 1996, sales to the New York State Department of Environmental
Conservation, amounted to approximately $428,000. Sales to O'Brien & Gere Limited (an affiliated party) totalled approximately $1,100,000 or 27% of the Company's revenues.

Insurance

The Company maintains commercial general liability insurance which provides aggregate coverage limits of $5.0 million. The Company also maintains asbestos liability and contractors pollution legal liability which provide aggregate coverage limits of $1.0 million respectively. In addition, the Company also maintains workers compensation, comprehensive automobile, and Directors and Officers liability insurance. The Company's insurance coverage is consistent with the insurance requirements found in the environmental remediation industry.

Backlog

As of December 31, 1996, the Company had a backlog of orders it believed to be firm of approximately $1,400,000.


Employees

As of March 15, 1997, the Company had a total of 60 full-time employees between its headquarters in Syracuse, NY and its branch offices in Massena, Rochester and Albany, NY. All employees of St. Lawrence
Industrial Services, Inc., a wholly owned subsidiary, are covered by union contracts. The Company's union contracts are negotiated on an annual basis and cover wages, vacations, working conditions and fringe benefits. The Company has contracts with two union locals in the Massena area.
No other employees are currently covered by union contracts.
The Company's ability to retain and expand its staff will be an important factor in determining the Company's future success.
The Company maintains employment contracts with its key managers in its Massena and Syracuse branch offices. Manager contracts are negotiated on an annual basis and encompass salary, bonuses and non-compete clauses.The Company does not maintain key-person insurance for such personnel.

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

In March of 1997, the Company signed a consent order issued by the New York State Department of Environmental Conservation which requires the Company to remediate its Massena, NY property. Currently, the Company is unable to determine the extent of the contamination if any.
Management plans to begin digging test sites on the property in the second quarter of 1997. The Company believes the extent of the contamination is minimal and will not impair its ability to sell the property.

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

(b)At March 15, 1997, there were approximately 140 holders of record of the Company's common stock.

(c) The Company has never paid any dividends and does not anticipate paying dividends for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

											   Year Ended December 31

Statement of Operations Data

      			      1996           1995        1994        1993        1992

Revenues     $5,792,548   $7,145,587   $5,143,623  $4,648,574  $2,041,532
Net Loss     (1,553,320)    (847,037)  (1,131,139)  ($587,084)   (953,790)
Net Loss
Per Share         (.32)       ($.17)       ($.25)       ($.20)      ($.32)


		       	      1996          1995         1994        1993        1992
Balance
Sheet Data                     (5)       (2)(3) & (4)   (2) & (3)

Total
Assets        $5,155,409   $5,527,547   $6,269,756   $5,610,187  $5,202,398
Long-Term
Obligations     $875,000   $2,326,459   $1,681,686   $3,249,620  $3,182,871

(2) On March 2, 1994, a shareholder of the Company converted its $1.0 million long-term obligation to common stock.

(3)On March 2, 1994, the Company paid off its subordinate debt to a shareholder. The long-term obligation as of December 31, 1993 was $681,516.

(4)April 6, 1994, the Company sold 170,000 shares of Common Stock for $255,000.

(5)On November 1, 1995, the Company converted a $500,000 short-term note to a long-term obligation.

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

ASSETS HELD FOR SALE

Assets held for sale of $1,908,677 at December 31, 1996 consist principally of the Massena Port Facility ($1,828,677) and certain equipment ($80,000). As discussed in Item 2 the Company believes the extent of the contamination on this property is nimimal and will not impair its ability to sell the property.


THE MASSENA PORT FACILITY
The Massena Port Facility is a former oil tank farm which is located on the St. Lawrence River in Massena, NY. The property is improved with several buildings and a deep water docking facility for large ocean going ships. The property is still a viable location for a petroleum distribution facility and could still function as one pending upgrades of tanks and diking systems to current state and federal guidelines. Any improvements such as these would be treated as a capital expense in the year they were occurred. Currently, the Company uses the property for its Massena branch office headquarters, equipment storage and its Aqueous Treatment/360 Facility. Due to the significance of the carrying value of the property, the Company obtained an independent third party appraisal to support its carrying value. Such appraisal included an evaluation of sales that took place during the past twelve and eighteen months, plus a pending transaction. It also included an evaluation of the time frame during which a sale would be expected. Based upon the appraisal report and an estimate of the costs to sell, Management has concluded that there is no impairment of the property's value at this time.

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

Revenues

To increase sales volume, the Company has implemented a Master Service Agreement Plan. This plan will allow the Company to become listed on the preferred vendor lists of large industrial customers. The successful marketing of these plans will allow for recurring industrial services to these clients and provide a base workload for the Company.

In addition to the above, the Company is pursuing public projects in 1997. In the past, OP-TECH has never aggressively pursued work in the public sector. As a result of changing markets, management believes the Company can be very competitive in the public sector and still yield a gross margin sufficient enough to meet budgetary goals.

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

Although there can be no assurances of the Company's ability to meet its cash requirements during 1997, management believes achieving certain revenue, gross margin and overhead reduction goals set forth in its 1997 operating budget will allow the Company to meet the necessary cash requirements to enable it to continue as a going concern.

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


Name, Age                   Year First
Principal Occupation         Elected          Certain Other Information

Terry L. Brown (45)
Vice President                1991      Mr. Brown has served his present
					position as Vice President since
					November 1991.  He has served as
					President of O'Brien & Gere
					Technical Services since
					September 1991.  He has served as a
					director of O'Brien & Gere
					Limited since August of 1991.  From
					1988 to September 1991,
					he served as Vice President
					and General Manager of O'Brien
					& Gere Technical Services.

Richard L. Elander (55)
Vice President                1991      Mr. Elander has served his
					present position as Vice
					President and General Manager
					since June 1994.  He also
					served as Chief Executive
					Officer from November 1991
					to June 1994.  Mr. Elander
					serves as a Director of
					O'Brien & Gere Limited
					since August 1991.
					From prior to 1988, Mr.
					Elander served as President
					of O'Brien & Gere Operations.

John R. Loveland (59)
Chairman of the Board and
Chief Executive               1994      Mr. Loveland has served his
Officer                                 present position since June 1994.
					He has been a director of
					O'Brien & Gere Engineers Inc.
					since 1973, he served as
					President of O'Brien & Gere
					Engineers Inc. from 1980 to
					December 1992.  He has
					been Chairman of the
					Board of O'Brien & Gere
					Limited since 1989.

Cornellus B. Murphy, Jr. (51)
President                     1991      Mr. Murphy has served his
					current position since June
					1994.  He previously served
					as the Company's Chairman of
					the Board from November of
					1991 to June 1994.  Mr.
					Murphy is a Director
					of O'Brien & Gere Limited
					since 1985 and President of
					O'Brien & Gere Engineers,
					Inc. since 1992.  Prior to
					that, Mr. Murphy
					served as Senior Vice
					President of O'Brien & Gere
					Engineers Inc.
					and Chairman of the Board
					of O'Brien & Gere Technical
					Services Inc. since 1992.
					From 1982 to 1992, Mr. Murphy
					served as President of
					O'Brien & Gere Technical
					Services Inc.

Steven A. Sanders (51)
Director                     1991       Mr. Sanders is President of
					the Law Office of Steven A.
					Sanders P.C. since 1992.
					Prior to that, he served as
					Counsel to Jacobs, Persinger
					& Parker from 1987 to 1992.
					Prior thereto, Mr. Sanders
					served as Senior Partner of
					the law firm Sanders and
					Srerchio.

EXECUTIVE OFFICERS OF THE COMPANY

 Name                      Age  Position Held

John R. Loveland           59   Chairman of the Board and C.E.O.
Cornelius B. Murphy, Jr.   51   President
Anthony R. Pongonis        44   President
Terry L. Brown             45   Vice President
Richard L. Elander         55   Vice President and General Manager
Dennis S. Lerner           50   Secretary
Joseph M. McNulty          42   Treasurer

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

Summary Compensation Table

					       Long Term Compensation
		  Annual Compensation         Awards         Payments
				     Other
Name and                             Annual     #      LTIP  All Other
Principal Position  Year  Salary     Comp.  Options  Payouts Comp.(1)
John R. Loveland    1996  $ 16,800     -0-   50,000    -0-     -0-
Chairman and CEO    1995  $ 24,960     -0-   50,000    -0-     -0-
		    1994  $ 12,480     -0-     -0-     -0-     -0-

Richard L.Elander   1996  $100,564     -0-  100,000    -0-    $6,946
Vice President      1995  $105,957     -0-  100,000    -0-    $5,575
		    1994  $123,325     -0-    -0-      -0-    $4,508

(1) Amounts shown consist of the Company's contribution to the Company's 401(k) Profit Sharing Plan.

Year End Option Table

The following table sets forth certain information regarding stock options held as of December 31, 1996 by the named executive officers.
					   Number of Securities
					  Underlying Unexercised
		     Shares             Options at Fiscal Year End

		   Acquired on   Value    Exercisable  Unexercisable
Name               Exercise #   Realized     #             #

John R. Loveland                            50,000        -0-
Richard L. Elander                         100,000        -0-



					  Value of Unexercised
					  In-the-Money Options
					  Options at Fiscal Year-End (1)

					  Exercisable   Unexercisable
					      #                #

					     -0-              -0-
					     -0-              -0-


(2)The options for all Executive Officers were out-of-the - money on December 31, 1996 as the exercise price of the options exceeded the closing price of the Company's Common Stock as reported by the National Quotation Bureau Inc.

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

(2) 1,397,059 of these shares are pledged as collateral to OnBank & Trust Company, Syracuse, New York to secure the Corporation's Commercial Mortgage Loan in the principal amount of $1,150,000. For so long as these shares are pledged to OnBank
& Trust Company and the Corporation is not in default in the payment of principal and interest on the Commercial
Mortgage Loan. O'Brien & Gere Limited ("Limited") shall have the right to continue to vote the pledged shares on all matters. The pledge will terminate on December 31, 1996 or on any subsequent fiscal year, provided certain revenue, income, and balance sheet ratios are achieved, and there are no material adverse factors in the financial condition of the Corporation as reasonably determined by OnBank & Trust Company.

(3)Includes currently exercisable options to purchase 100,000 shares. Does not include 2,068,200 shares owned by Limited of which Mr. Elander is a director.

(4)Includes 50,000 shares issuable upon exercise of currently exercisable stock options. Does not include 2,068,200 shares owned by Limited of which Mr. Brown is a director.

(5)Does not include 200 shares which are owned by Mr. Sanders' wife as custodian for the son as to which Mr. Sanders disclaims beneficial ownership.

(6)Includes 50,000 shares issuable upon exercise of currently exercisable options. Does not include 2,068,200 shares currently owned by Limited of which Mr. Loveland is a director.
Includes 46,000 shares owned by Mr. Loveland's wife as to which Mr. Loveland disclaims beneficial ownership.

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

During 1996, the Company provided approximately $1,110,000 of remediation, sub-contract support and project services to O'Brien
& Gere Limited, an affiliated party. Services provided to O'Brien & Gere Limited were at competive rates which are bid on a project by project basis.

The Company purchases technical, accounting and consulting services from O'Brien & Gere Limited, an affiliated party.
The costs for these services amounted to $150,743 in 1996.

The Company had a $1,000,000 unsecured line of credit with O'Brien & Gere Limited, an affiliated party, due on March 1, 1998.
Interest is payable at prime plus 2%. Interest expense amounted to $59,453 for 1996.

Steven A. Sanders, a director of the Company, is President of The
Law Offices of Steven A. Sanders, P.C. which has provided professional services to the Company since August of 1991, and it is anticipated that it will continue to do so.

										 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
                                                																		Page
(a)          Financial Statements and Exhibits


(1)          Report of Independent Auditors.                       F-1
	     Consolidated Balance Sheets at December 31, 1996 and 1995. F-2 Consolidated Statements of Operations for the years
	     ended December 31, 1996, 1995 and 1994.                      F-3
	     Consolidated Statements of Shareholders' Deficit for the years
	     ended December 31, 1996, 1995 and 1994.                      F-4
	     Consolidated Statements of Cash Flows for the years
	     ended December 31, 1996, 1995 and 1994.                      F-5
	     Notes to Consolidated Financial Statements.                  F-6


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

(c)          Exhibits
	     (10) - Union and Employment Contracts

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


									      OP-TECH Environmental Services, Inc.
											   (Registrant)


									      By:/s/ John R. Loveland
										  John R. Loveland, Chief Executive Officer


January 9, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of January, 1998.



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






COOPERS & LYBRAND

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

Coopers & Lybrand LLP
Syracuse, New York
April 2, 1997


ERNST & YOUNG

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


Ernst & Young LLP
Syracuse, N.Y.
March 15, 1995

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 1996 and 1995

		ASSETS                            1996            1995

Current Assets:
  Cash and cash equivalents     $   19,077     $  32,044
  Accounts receivable
  (net of allowance for
  doubtful accounts of
  approximately $33,000
  in 1996 and $31,000 in 1995):
      Unaffiliated parties          890,028     1,064,689
      Affiliated parties            658,690       196,270
					                             1,548,718     1,260,959

  Costs on uncompleted projects
  applicable to
  future billings                   100,941       102,199
  Prepaid expense                   117,082       114,535
  Other assets                      151,418        57,308
      Total current assets       $1,937,236    $1,567,045


  Property and equipment, net     1,234,949     3,765,017
  Assets held for sale            1,908,677             0
  Other Assets                       74,547       214,882

		                       		       5,155,409     5,546,944

	 LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
  Notes payable to bank           $  971,000   $   780,000
  Accounts payable:
    Unaffiliated parties             954,066       681,161
    Affiliated parties               112,997        10,242
					                             $1,067,063       691,403
  Billings in excess of
  costs and estimated profit
  on uncompleted contracts           238,063       149,202
  Accrued payroll and related
                 liabilities         208,385       125,281
  Accrued expenses and
  other liabilities                  233,562       147,632
  Current portion of long-term
  debt                             2,198,121       416,083
    Total current liabilities      4,916,194     2,309,601

Long-term debt                         0         2,081,459
Long-term notes
payable - affiliate                  875,000       245,000
    Total liabilities              5,791,194     4,636,060

Shareholders' deficit:
  Common stock, par value $.01 per share;
  authorized 7,500,000 shares; 4,854,497
  and 4,850,058 and shares outstanding as
  of December 31, 1996 and 1995,
  respectively                        48,535        48,500
  Additional paid-in capital       4,491,773     4,485,157
  Accumulated deficit             (5,176,093)  (3,622,773)
                             						 (635,785)      910,884

                             						$5,155,409   $5,546,944

The accompanying notes are an integral part of the consolidated financial statements.








OP-TECH Environmental Services, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 1995 and 1994



                  				 1996             1995             1994

Project billings
 and services        $5,792,548       $7,145,587       $5,143,623
Project Costs         4,036,846        4,756,576        3,554,744

    Gross margin      1,755,702        2,389,011        1,588,879

Selling, general and
administrative
expenses              2,593,996        2,871,719        2,437,287
Prvision for
impairment of
long-lived asset        342,896

    Operating loss   (1,181,190)        (482,708)        (848,408)

Other income and expense:
  Interest income                                            8,699
  Interest expense     (357,173)        (357,460)         (290,453)
  Other income
  (expense), net        (14,957)          (3,503)            2,923

                    				(372,130)        (360,963)        (278,831)

Loss before
income taxes           (1,553,320)        (843,671)      (1,127,239)

State income taxes                           3,366            3,900

NET LOSS               $(1,553,320)     $ (847,037)      $(1,131,139)

Net loss per share          $(.32)          $(.17)            $(.25)



OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 1996, 1995 and 1994

                           				  1996             1995             1994
Operating activities:
  Net loss                   $(1,553,320)     $ (847,037)      $(1,131,139)
  Adjustments to reconcile net
   cash (used in) provided by
   operating activities:
    Provision for loss on
     accounts receivable         131,290         126,334            61,906
    Depreciation and
     amortization                486,021         728,438           526,182
    Provision for impariment
     of long-lived assets        342,896
    Loss on disposal of
    equipment                                        3,770           4,600
    (Increase) decrease in operating
     assets and increase (decrease)
     in operating liabilities:
       Accounts receivable      (419,049)         338,765          (829,025)
       Costs on uncompleted
       projects applicable
       to future	billings          1,258           (1,141)           57,740
       Prepaid expenses and
       other	assets                6,209           (2,743)          (97,812)
       Billings and
       estimated profit
	      in excess of costs of
	      uncompleted contracts      88,861          (18,221)          167,423
       Accounts payable
       and other
      	accrued expenses          544,694          (19,471)           96,540
  Net cash (used in)
  provided by
  operating activities         (371,140)           308,694        (1,143,585)

Investing activities:
  Purchases of property and
   equipment                   (153,953)         (503,640)          (492,521)
  Proceeds from sale of
   property and equipment                            5,707
  Increase inorganization
   costs/other                                     (3,583)
  Maturity of certificates
   of deposit                                                        255,000
     Net cash used in investing
      activities                (153,953)         (497,933)         (241,104)

Financing activities:
  Proceeds from notes payable
   to banks and long-term
   borrowings, net of
   financing costs             1,732,000           231,621         1,387,288
  Proceeds from notes payable
   to affiliates                 630,000           140,000           250,000
  Principal payments on
   long-term borrowings to
   affiliates                                                      (145,000)
  Principal payments on
   subordinated debt due
   to related party                                                (875,000)
  Principal payments on
   current and long-term
   borrowings                (1,856,525)         (310,998)         (609,917)
  Prceeds form issuance of
   common stock                   6,651             4,512         1,519,374
      Net cash provided by
       financing activities     512,126            65,135         1,526,745

  (Decrease) increase in
   cash and cash equivalents   (12,967)         (124,104)          142,056

Cash and cash equivalents at
  beginning of year             32,044           156,148            14,092

    CASH AND CASH EQUIVALENTS
     AT END OF YEAR         $   19,077      $     32,044        $  156,148


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

Assets Held for Sale

Assets held for sale are stated at the lower of carrying amount or fair value less cost to sell. The fair value of the assets held for sale, which comprise of principally the Massena property, is substantially determined by an independent appraisal.

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



EXHIBIT 10 COLLECTIVE BARGAINING AGREEMENTS AND EMPLOYMENT CONTRACTS


AGREEMENT EFFECTIVE JULY 1, 1997 BETWEEN
ST. LAWRENCE INDUSTRIAL SERVICES, INC.
(HEREIN REFERRED TO AS "EMPLOYER/COMPANY")
AND LABORERS' INTERNATIONAL UNION OF NORTH
AMERICA - LOCAL #322 (HEREIN REFERRED TO AS
"UNION") UNDER WHICH IT IS AGREED AS FOLLOWS:
ARTICLE I - DEFINITION
THIS AGREEMENT IS TO COVER ALL CHEMICAL WASTE
CLEANUP WORK AND OIL SPILL CLEANUP WORK DEFINED
AS INCLUDING BUT NOT LIMITED TO THE CLEANUP OF
HAZARDOUS WASTE IN INDUSTRIAL PLANTS, COMMERCIAL
BUILDINGS, RIVERS, LAKES, POOLS, PONDS, TANKS,
EARTH, STACKS, LAGOONS, AND INDUSTRIAL CLEANING.
THIS AGREEMENT COVERS ALL CLEANUP WORK ON
INDUSTRIAL BUILDINGS WITHIN STANDARDS SET UP BY
THE U.S. ENVIRONMENTAL PROTECTION AGENCY "LEVELS
OF PROTECTED" C AND D.
ARTICLE II - SCOPE AND WORK JURISDICTION
SECTION 1 THE SCOPE OF THE WORK OF THE LABORER/
TEAMSTER ON TOXIC OR HAZARDOUS WASTE REMOVAL
LABORER/TEAMSTER COVERS ALL TASKS RELATED TO TOXIC
OR HAZARDOUS WASTE REMOVAL.  THIS INCLUDES, BUT IS
NOT LIMITED TO, THE HANDLING, CONTROL, REMOVAL,
ABATEMENT, ENCAPSULATION OR DISPOSAL OF TOXIC OR
HAZARDOUS WASTE OR MATERIALS.  IN PERFORMING
THIS WORK, LABORERS/TEAMSTERS SHALL BE ASSIGNED
THE ERECTION, MOVING, SERVICING, AND DISMANTLING
OF ALL SCAFFOLDS AND BARRICADES; THE CONSTRUCTION,
ERECTION, REMOVAL AND DISMANTLING OF ALL ENCLOSURES,
CHAMBERS, OR DECONTAMINATION UNITS REQUIRED
FOR THE REMOVAL OR CONTAINMENT OF HAZARDOUS WASTE
ON THE JOB OR PROJECT SITE; THE OPERATION
OF ALL TOOLS AND EQUIPMENT, INCLUDING, BUT NOT
LIMITED TO GENERATORS, COMPRESSORS, AND VACUUMS
USED IN THE REMOVAL OF TOXIC OR HAZARDOUS WASTE
OR MATERIALS; THE LABELING, BAGGING, CARTONING,
OR OTHERWISE PACKAGING OF MATERIALS FOR DISPOSAL;
THE DISPOSAL OF ALL SUCH MATERIALS TO ANY AUTHORIZED
DISPOSAL SITE; THE CLEANUP OF THE WORK OR PROJECT
SITE AND ALL OTHER WORK INCIDENTAL TO THE REMOVAL
AND/OR ENCAPSULATION OF TOXIC OR HAZARDOUS WASTE
OR MATERIALS.  ALL OF THE DESCRIBED WORK SHALL BE
PERFORMED BY THE LABORER/TEAMSTER IN CONFORMANCE
WITH ALL APPLICABLE FEDERAL, STATE, AND MUNICIPAL
STATUTES, REGULATIONS, ORDINANCES, STANDARDS AND
SAFETY REQUIREMENTS.
ARTICLE III - UNION JURISDICTION
THIS AGREEMENT IS TO COVER ALL LABORERS, TEAMSTERS,
FOREMAN, AND EQUIPMENT OPERATORS AS WORK DEFINED
AS CHEMICAL OR HAZARDOUS WASTE CLEANUP AND OIL
SPILL CLEANUP AND INDUSTRIAL CLEANUP.
ARTICLE IV - HOURS OF WORK AND OVERTIME
1 - EIGHT (8) HOURS SHALL CONSTITUTE A REGULAR WORKDAY
AND FIVE (5) SUCH EIGHT (8) HOUR DAYS MONDAY
THROUGH FRIDAY SHALL CONSTITUTE A REGULAR WORKWEEK.
2 - TIME AND ONE HALF (1 1/2) SHALL BE PAID
 FOR ALL HOURS WORKED IN EXCESS OF FORTY (40) HOURS
IN ONE (1) WEEK.
3 - TIME AND ONE HALF (1 1/2) SHALL BE PAID FOR
ALL WORK ON SATURDAYS.
4 - DOUBLE TIME WILL BE PAID FOR ALL WORK PERFORMED
ON SUNDAY AND HOLIDAYS.
5 - IN THE EVENT AN EMPLOYEE REPORTS FOR WORK IN
ACCORDANCE TO THE SCHEDULED TIME OR REQUIREMENTS,
WITHOUT RECEIVING NOTICE PRIOR TO HIS SCHEDULED
STARTING TIME, AND FINDS THERE IS NO WORK AVAILABLE
HE SHALL RECEIVE TWO (2) HOURS SHOW UP TIME.
6 - IF THE EMPLOYEE STARTS WORK HE SHALL BE GUARANTEED
FOUR (4) HOURS.  IF HE WORKS BEYOND FOUR (4) HOURS
HE SHALL BE PAID FOR ACTUAL TIME WORKED.
7 - TWO (2) SHIFTS MAY BE WORKED IN TWENTY-FOUR (24)
HOURS AND SHALL BE OF EQUAL DURATION AND AT THE SAME
RATE.
8 - THREE (3) SHIFTS MAY BE WORKED IN TWENTY-FOUR
(24) HOURS AND SHALL BE AT THE RATE AND DURATION
AS SET FORTH BELOW:
1ST SHIFT 8 HOURS WORK 8 HOURS PAY
2ND SHIFT 7 /12 HOURS WORK 8 HOURS PAY
3RD SHIFT 7 HOURS WORK 8 HOURS PAY
EACH SHIFT SHALL HAVE ONE HALF (1/2) HOUR FOR
LUNCH.  WHEN THREE (3) SHIFTS ARE WORKED, THE SECOND
SHIFT AND THIRD SHIFT SHALL BE CONSIDERED FOR PAYROLL
PURPOSES AS HAVING WORKED IN THEIR ENTIRETY ON THE
SAME DAY WHICH THE FIRST SHIFT STARTED.
9 -A) PAID HOLIDAYS TO BE OBSERVED ARE MEMORIAL DAY,
INDEPENDENCE DAY, LABOR DAY, THANKSGIVING DAY,
CHRISTMAS DAY, AND NEW YEARS DAY IRRESPECTIVE OF
THE DAY OF THE WEEK ON WHICH THE HOLIDAY MAY FALL.
B) ANY EMPLOYEE LAID OFF SEVEN (7) DAYS PRIOR TO A
HOLIDAY SHALL RECEIVE HOLIDAY PAY, EXCEPT THAT IF A NEW
EMPLOYEE IS EMPLOYED BY AN EMPLOYER FOR NOT MORE THAN
TWO (2) DAYS DURING THIS PERIOD HE SHALL NOT BE
ENTITLED TO HOLIDAY PAY.
C) A PERSON MUST WORK THE WORKING DAY BEFORE AND THE
WORKING DAY AFTER A HOLIDAY TO RECEIVE HOLIDAY PAY.
HOWEVER, AN EMPLOYEE NOT ABLE TO REPORT BECAUSE OF
PROVEN SICKNESS, DEATH IN THE IMMEDIATE FAMILY, OR
ACCIDENT SHALL BE ENTITLED TO HOLIDAY PAY.
D) ANY EMPLOYEE ORDERED OUT AND REPORTS FOR WORK ON A
HOLIDAY SHALL BE PAID A MINIMUM OF EIGHT (8) HOURS PAY
AT DOUBLE TIME PLUS THE HOLIDAY PAY.
JULY 1, 1997 WAGE RATE WELFARE PENSION TRNG. DUES DED.
LABORER $12.00 $2.60 $1.80 $.20 - $.40
EQUIPMENT OPERATOR 12.90 2.60 1.80 .20 - .40
FOREMAN 13.90 2.60 1.80 .20 - .40
OIL SPILL ORIENTED WORK 10.00 2.60 1.80 .20 - .40
DUES PER HOUR DEDUCTION UPON RECEIPT OF SIGNED
AUTHORIZATION CARD FROM EMPLOYEE.
1. WHEN AN EMPLOYEE DOES NOT FUNCTION AT THEIR
NORMAL DUTIES, HE WILL WORK ANY OTHER CAPACITY
ASSIGNED BY THE COMPANY.
2. ALL EMPLOYEES WORKING IN A HIGHER CLASS OF PAY
FOR ANY PART OF THE WORK DAY SHALL RECEIVE THE
HIGHER RATE FOR ALL HOURS WORKED ON THAT DAY.
3. IN THE EVENT A NEW JOB CLASSIFICATION IS CREATED
THE COMPANY SHALL NEGOTIATE WITH THE UNION
FOR PERMANENT RATE.
ARTICLE VI - VACATIONS
1. AFTER TWO (2) YEARS OR MORE THE EMPLOYEES
SHALL RECEIVE ONE (1) WEEK VACATION WITH
PAY AT STRAIGHT TIME RATES AT THE REGULAR
FORTY (40) HOUR RATE.
ARTICLE VII - OUT OF TOWN WORK
1. WHEN EMPLOYEES ARE REQUIRED TO GO OUT-OF-TOWN,
OVERNIGHT OR LONGER, THE EMPLOYER WILL PAY ALL
LODGING AND FOOD EXPENSES.  HOWEVER, THE FOOD
EXPENSE SHALL NOT EXCEED $25.00 PER DAY.  THE
EMPLOYEES WILL BE REQUIRED TO PRODUCE BONAFIDE
RECEIPTS.
ARTICLE VIII - PHYSICAL EXAMINATION
1. IF ANY EMPLOYEE IS REQUIRED TO HAVE A PHYSICAL
BEFORE AND AFTER PERFORMING WORK AT A PARTICULAR
JOB SITE THE COST OF SAID PHYSICAL SHALL ALSO
BE THE RESPONSIBILITY OF THE EMPLOYER.
ARTICLE IX - UNION RIGHTS
1. THE UNION BUSINESS MANAGER SHALL APPOINT A WORKING
SHOP STEWARD ON EACH SHIFT.  THE STEWARD WILL BE EMPLOYED
AT ALL TIMES ANY WORK IS PERFORMED OR ANY LABORERS ARE
NOTIFIED BY THE EMPLOYER OR EMPLOYER'S AGENT TO
REPORT FOR WORK.  THE STEWARD SHALL NOT BE LAID OFF OR
FIRED FOR PERFORMING HIS DUTIES AS STEWARD WITHOUT
PRIOR APPROVAL OF BUSINESS MANAGER.
2. IT SHALL BE CONDITION OF EMPLOYMENT THAT ALL
EMPLOYEES OF THE EMPLOYER COVERED BY THIS AGREEMENT
WHO ARE MEMBERS OF THE UNION IN GOOD STANDING ON THE
EFFECTIVE DATE OF THIS AGREEMENT SHALL REMAIN MEMBERS IN
GOOD STANDING AND THOSE WHO ARE NOT MEMBERS
ON THE EFFECTIVE DATE OF THIS AGREEMENT SHALL
ON OR AFTER THE EIGHTH (8TH) DAY, FOLLOWING THE
BEGINNING OF SUCH EMPLOYMENT BECOME AND REMAIN
MEMBERS IN GOOD STANDING IN THE UNION.
3. AUTHORIZED REPRESENTATIVES OF THE UNION
SHALL BE ALLOWED TO VISIT JOBS DURING WORKING
HOURS TO INTERVIEW THE EMPLOYER AND THE EMPLOYEES.
4. EMPLOYEES INJURED AT WORK OR DEVELOP SKIN RASH,
EYE BURNS, OR LUNG DISCOMFORT BECAUSE OF HANDLING
HAZARDOUS WASTE SHALL BE PAID FOR THE TIME SPENT
GOING TO THE DOCTOR'S OFFICE FOR TREATMENT AT THE
TIME OF INJURY OR DISCOMFORT.  IF THE DOCTOR
CERTIFIES, IN WRITING, THAT THE EMPLOYEE IS
UNABLE TO RETURN TO WORK THAT DAY HE SHALL BE
PAID FOR THE BALANCE OF THE WORK DAY.
ARTICLE X - WORK CONDITIONS
1. THE EMPLOYER SHALL FURNISH ALL NECESSARY
TOOLS THAT THE EMPLOYEES ARE TO USE.
2. THE EMPLOYER SHALL FURNISH ALL RAINSUITS
AND HATS AND SLIPOVER BOOTS WHERE CONDITIONS
REQUIRE THEM WHICH SHALL REMAIN THE PROPERTY
OF THE EMPLOYER AND BE RETURNED AT THE
TERMINATION OF EMPLOYMENT.
3. THE EMPLOYER SHALL SUPPLY SPECIAL GLOVES
FOR PERFORMANCE OF WORK NECESSITATING
THEIR USE.
4. THE EMPLOYER SHALL PROVIDE AND THE LABORERS
SHALL MAINTAIN CLEAN SANITARY TOILET AND DRINKING
FACILITIES.
5. THE COMPANY SHALL PROVIDE ANNUAL PHYSICAL
EXAMINATIONS PAID FOR BY THE COMPANY.
ARTICLE XI - SAFETY
1. A) NO EMPLOYEE SHALL BE REQUIRED OR ASSIGNED TO
ENGAGE IN ANY ACTIVITY INVOLVING DANGEROUS CONDITIONS
OF WORK OR WITH A SUBSTANCE THAT HAS BEEN DEEMED
DANGEROUS TO A PERSONS HEALTH BY THE
OCCUPATIONAL SAFETY AND HEALTH ACT (OSHA)
OR OTHER GOVERNMENTAL HEALTH REGULATIONS OR
LEGISLATION UNLESS PROPER SAFETY EQUIPMENT IS
PROVIDED BY THE EMPLOYER.
B) THE UNION AGREES TO COOPERATE WITH THE
COMPANY IN ENCOURAGING EMPLOYEES TO
OBSERVE SAFETY REGULATIONS PRESCRIBED
BY THE COMPANY AND TO WEAR PROPERLY
FURNISHED SAFETY EQUIPMENT AS REQUIRED
BY THE COMPANY AND TO WORK IN A SAFE
MANNER.
ARTICLE XII - PENSION, WELFARE FUNDS
1. A) THE EMPLOYER HEREBY AGREES TO CONTRIBUTE
THE AMOUNTS HEREIN PROVIDED FOR IN ARTICLE IV
OF THIS AGREEMENT TO LABORERS' LOCAL #322 WELFARE
AND PENSION FUNDS (HEREINAFTER REFERRED TO AS
"FUND" FOR EACH HOUR PAID TO THE EMPLOYEE COVERED
BY THIS AGREEMENT.
B) THE EMPLOYER PARTY TO THIS AGREEMENT ACCEPT
THE TRUSTEES NOW SERVING ON SUCH FUND AND
HEREBY WAIVE THE RIGHT TO NAME NEW, OTHER
SUCCESSOR OR ADDITIONAL TRUSTEES.
2. A) IN THE EVENT THE EMPLOYER DOES NOT MAKE
CONTRIBUTIONS TO THE FUND AS PROVIDED HEREIN,
THE EMPLOYER AGREES THAT HE WILL BE CHARGED
WITH ALL NECESSARY LITIGATION AND ACCOUNTING
EXPENSES INCURRED BY THE TRUSTEES OF THE
FUND IN COLLECTION THE MONIES DUE AND THAT A
MONEY JUDGEMENT MAY BE RENDERED AGAINST SUCH
EMPLOYER FOR SUCH LITIGATION AND ACCOUNTING
EXPENSES IN ADDITION TO A JUDGEMENT FOR UNPAID
CONTRIBUTIONS.
3 A) THE EMPLOYER SHALL FURNISH THE TRUSTEES
OF THE WELFARE AND/OR PENSION FUND WITH PERIODIC
REPORTS SHOWING NAMES, SOC. SEC. NUMBERS, HOURS
WORKED FOR EACH EMPLOYEE PERFORMING WORK COVERED
BY THIS AGREEMENT.  PAYMENTS SHALL BE MADE MONTHLY
AND DUE ON OR BEFORE THE FIFTEENTH (15TH) CALENDAR
DAY OF THE MONTH FOLLOWING THE CALENDAR MONTH IN
WHICH THE WORK IS PERFORMED.
4 THE BOOKS AND RECORDS OF THE EMPLOYER PERTINENT
TO HIS EMPLOYEES SHALL BE MADE AVAILABLE AT ALL
REASONABLE TIMES FOR INSPECTION AND AUDIT BY THE
ACCOUNTANTS OF THE WELFARE FUND AND/OR PENSION FUND,
INCLUDING WITHOUT LIMITATION, ALL PAYROLL SHEETS,
W-2 FORMS, NYS EMPLOYMENT REPORTS, SOC. SEC. REPORTS,
INSURANCE COMPANY REPORTS, AND SUPPORTING CHECK
LEDGERS, VOUCHERS, AND ANY OTHER ITEMS CONCERNING
PAYROLLS.  INSPECTION SHALL BE RESTRICTED TO A
VERIFICATION OF PAYMENT MADE AND/OR DUE TO THE FUNDS.
ARTICLE XIII - DUES DEDUCTION
1. THE EMPLOYER SHALL DEDUCT FROM THE BASIC RATE
OF EMPLOYEES AS SET FORTH IN ARTICLE IV THE
AMOUNT OF ($.40) FORTY CENTS PER HOUR STRAIGHT TIME
HOURS AND/OR ($.60) SIXTY CENTS PER HOUR FOR
OVERTIME HOURS AS A BASIS FOR DUES DEDUCTION.
2. NO DEDUCTION SHALL BE MADE FOR DUES FOR ANY
SUCH EMPLOYEE UNLESS THE EMPLOYEE HAS DEPOSITED
WITH EMPLOYER A COPY OF AN EXECUTED DUES DEDUCTION
AUTHORIZATION FORM WHICH SHALL IN NO EVENT BY
IRREVOCABLE FOR A PERIOD OF MORE THAN ONE (1)
YEAR OR THE TERMINATION DATE OF THIS AGREEMENT,
WHICHEVER BE THE LESS.
3. THE EMPLOYER ASSUMES NO OBLIGATION WITH RESPECT TO
OBTAINING THE DUES DEDUCTION AUTHORIZATION CARDS
SIGNED BY HIS EMPLOYEES, IT BEING UNDERSTOOD THAT THIS
IS THE DUTY AND OBLIGATION OF THE UNION.
4. THE UNION SHALL INDEMNIFY AND SAVE HARMLESS THE
EMPLOYER AGAINST ANY AND ALL CLAIMS, DEMANDS, SUITS,
OR OTHER FORMS OF LIABILITY THAT SHALL ARISE OUT OF
OR BY REASON OF ACTION TAKEN OR NOT TAKEN BY THE
EMPLOYER IN RELIANCE UPON DUES DEDUCTION CARDS
FURNISHED BY THEIR EMPLOYEES AND/OR THE UNION.
ARTICLE XIV - SUBCONTRACTING
THE COMPANY SHALL NOT CONTRACT WORK OUT IF THE USE OF
AN OUTSIDE CONTRACTOR WOULD RESULT IN A LAYOFF OF EMPLOYEES
COVERED BY THIS AGREEMENT OR IF USE OF SUCH OUTSIDE
CONTRACTOR WOULD RESULT IN A REDUCTION OF WORK OR EARNINGS,
OPPORTUNITY, INCLUDING OVERTIME, FOR BARGAINING UNIT
EMPLOYEES.
IN THE EVENT OF ANY DISPUTE UNDER THIS PROVISION,
THE PARTIES MAY BY MUTUAL AGREEMENT WAIVE THE STEPS
OF THE GRIEVANCE PROCEDURE AND SUBMIT THE MATTER
DIRECTLY TO ARBITRATION.
ARTICLE XI - NON DISCRIMINATION
THE EMPLOYER AND THE UNION AGREE NOT TO DISCRIMINATE
AGAINST ANY INDIVIDUAL WITH RESPECT TO HIS HIRING,
COMPENSATION, TERMS OR CONDITION OF EMPLOYMENT
BECAUSE OF SUCH INDIVIDUAL'S RACE, COLOR, RELIGION,
SEX OR NATIONAL ORIGIN, NOR WILL THEY LIMIT,
SEGREGATE, OR CLASSIFY EMPLOYEES IN ANY WAY TO DEPRIVE
ANY INDIVIDUAL EMPLOYEE OF EMPLOYMENT OPPORTUNITIES
BECAUSE OF HIS RACE, COLOR, RELIGION, SEX OR NATIONAL
ORIGIN.
ARTICLE XVI - GRIEVANCE & ARBITRATION PROCEDURES
1. THIS COLLECTIVE BARGAINING AGREEMENT CONTAINS A
MANDATORY GRIEVANCE ADJUSTMENT AND ARBITRATION
PROCEDURE FOR RESOLVING QUESTIONS NOT EXPRESSLY EXCEPTED.
DURING THE TERM OF THIS AGREEMENT, EXCEPT AS OTHERWISE
HEREINAFTER PROVIDED, ANY QUESTIONS, CONTROVERSY,
DISPUTE, INTERPRETATION, MISUNDERSTANDING,
OR CLAIM ARISING OUT OF OR RELATING TO THIS
AGREEMENT OR THE BREACH THEREOF, SHALL BE SETTLED BY
ARBITRATION IN ACCORDANCE WITH THE VOLUNTARY LABOR
ARBITRATION RULES OF THE AMERICAN ARBITRATION
ASSOCIATION UNDER THE LAWS OF THE STATE OF NEW YORK,
AND THE AWARD RENDERED IN SUCH ARBITRATION SHALL BE
FINAL AND BINDING ON THE PARTIES HERETO SUBJECT TO THE
CIVIL PRACTICES LAW AND RULES.
2. DURING THE TERM OF THIS AGREEMENT THE UNION
SHALL NOT AUTHORIZE, ORDER, OR PERMIT ANY
STRIKE, SLOWDOWN, OR OTHER WORK STOPPAGE, NOR SHALL
IT PERMIT, AID, OR SUPPORT UNAUTHORIZED STRIKES,
SLOWDOWNS, OR WORK STOPPAGE BY ITS MEMBERS.  THE
PARTIES HERETO EXPRESSLY AGREE THAT STRIKES,
SLOWDOWNS, OR OTHER WORK STOPPAGE CAUSE
IRREPARABLE INJURY TO THE EMPLOYERS.
3. NO EMPLOYEE SHALL HAVE THE RIGHT TO INSTITUTE ANY
ACTION, GRIEVANCE, ARBITRATION, OR SPECIAL PROCEEDING
UNDER THIS AGREEMENT, BUT ALL SUCH SHALL ONLY
BE INSTITUTED BY THE UNION, EMPLOYER, OR THE ASSOCIATION.
4. THE FOLLOWING TERMS AND CONDITIONS OF THIS AGREEMENT
OR ISSUES INVOLVING SUCH ARE EXPRESSLY EXCLUDED FROM
ARBITRATION AND ARE TO BE DETERMINED BY ARBITRATION:
THE SETTING OF RATES OF PAY OR HOURS OF WORK, AND
CLAIMS OF WORK JURISDICTION OR MATTERS RELATED
THERETO.
ARTICLE XVII - EFFECTIVE DATE
TERMINATION AND AMENDMENTS
1. THIS AGREEMENT SHALL TAKE EFFECT JULY 1, 1997,
AND SHALL REMAIN IN EFFECT UNTIL MIDNIGHT JUNE 30, 1998.
2. EITHER PARTY DESIRING TO CHANGE THIS AGREEMENT
MUST NOTIFY THE OTHER, IN WRITING, NO LATER
THAN MAY 1ST OF ANY TERMINATION YEAR.  THIS
AGREEMENT SHALL BE SUBJECT TO AMENDMENT AT ANY TIME
BY MUTUAL CONSENT OF THE PARTIES HERETO AND SHALL BE
SIGNED BY THE PARTIES HERETO.
FOR:  LABORERS' LOCAL #322
SAM AGATI, BUSINESS MANAGER
FOR:  ST. LAWRENCE INDUSTRIAL SERVICES, INC.
CHRISTOPHER J. POLIMINO
ASSISTANT TREASURER








ARTICLES OF AGREEMENT
BY AND BETWEEN
TEAMSTERS LOCAL 687
14 ELM STREET
POTSDAM, N.Y. 13676
AND
ST.LAWRENCE INDUSTRIAL SERVICES, INC.
P.O. BOX 5182
MASSENA, NEW YORK 13662
EFFECTIVE: 7/1/97 EXPIRATION: 6/30/98
INDEX
ARTICLE SUBJECT PAGE
1 DEFINITION
2 UNION JURISDICTION
3 UNION SHOP-HIRING OF NEW EMPLOYEES
4 SCOPE AND WORK JURISDICTION
5 CREDIT UNION & CHECK-OFF
6 UNION STEWARD
7 UNION VISITS
8 SENIORITY
9 DISCIPLINARY ACTION
10 GRIEVANCE PROCEDURE
11 SAVINGS CLAUSE
12 MAINTENANCE OF STANDARDS
13 TRANSFER OF COMPANY TITLE OR INTEREST
14 AGREEMENT CONFLICTION
15 NON-DISCIMINATION
16 SUBCONTRACTING
17 SAFETY
18 PHYSICAL EXAMINATION
19 VACATIONS
20 OUT-OF-TOWN WORK
21 HEALTH & HOSPITAL
22 PENSION AND RETIREMENT
23 HOLIDAYS
24 HOURS OF WORK AND OVERTIME
25 WAGES
26 DURATION
MEMORANDUM OF AGREEMENT
ST. LAWRENCE INDUSTRIAL SERVICES, INC.
SEPTEMBER 15, 1997 PAGE 1
THIS AGREEMENT EFFECTIVE JULY 1, 1997 BETWEEN
ST. LAWRENCE INDUSTRIAL SERVICES, INC.
(HEREINAFTER REFERRED TO AS "EMPLOYER/COMPANY")
AND TEAMSTERS LOCAL 687 (HEREINAFTER REFERRED
TO AS "UNION") UNDER WHICH IT IS AGREED AS
FOLLOWS:
ARTICLE 1: DEFINITION
THIS AGREEMENT IS TO COVER ALL CHEMICAL WASTE
CLEANUP WORK AND OIL SPILL CLEANUP WORK DEFINED
AS INCLUDING BUT NOT LIMITED TO THE HAZARDOUS
WASTE IN INDUSTRIAL PLANTS, COMMERCIAL BUILDINGS,
RIVERS, LAKES, POOLS, PONDS, TANKS, EARTH, STACKS,
LAGOONS AND INDUSTRIAL CLEANING.  THIS AGREEMENT
COVERS ALL CLEANUP WORK ON INDUSTRIAL BUILDINGS
WITHIN THE STANDARDS SET UP BY THE U.S.
ENVIRONMENTAL PROTECTION AGENCY "LEVELS OF
PROTECTION" C AND D.
ARTICLE 2: UNION JURISDICTION
THIS AGREEMENT IS TO COVER ALL TEAMSTERS,
LABORERS, FOREMAN AND EQUIPMENT OPERATORS
ON WORK DEFINED AS CHEMICAL OR HAZARDOUS
WASTE CLEANUP AND INDUSTRIAL CLEANUP.
ARTICLE 3: UNION SHOP-HIRING OF NEW EMPLOYEES
3.1: IT SHALL BE A CONDITION OF EMPLOYMENT
THAT ALL EMPLOYEES OF THE EMPLOYER COVERED BY
THIS AGREEMENT WHO ARE MEMBERS OF THE UNION IN
GOOD STANDING ON THE EFFECTIVE DATE OF THIS
AGREEMENT SHALL REMAIN MEMBERS IN GOOD STANDING,
AND THOSE WHO ARE NOT MEMBERS ON THE EFFECTIVE
DATE OF THIS AGREEMENT SHALL, ON THE 8TH DAY
FOLLOWING THE EFFECTIVE DATE OF THIS AGREEMENT,
BECOME AND REMAIN MEMBERS IN GOOD STANDING OF
THE UNION.
IT SHALL ALSO BE A CONDITION OF EMPLOYMENT THAT
ALL EMPLOYEES COVERED BY THIS AGREEMENT AND HIRED
ON OR AFTER ITS EFFECTIVE DATE SHALL, ON AND AFTER
EIGHT (8) WORKING DAYS OF CONTINUOUS EMPLOYMENT
FOLLOWING THE BEGINNING OF SUCH EMPLOYMENT, BECOME
AND REMAIN MEMBERS IN GOOD STANDING IN THE UNION.
FOR THE PURPOSES OF THIS ARTICLE, AN EMPLOYEE SHALL
BE DEEMED IN GOOD STANDING IF HE HAS TENDERED THE
PERIODIC DUES AND INITIATION FEES UNIFORMLY REQUIRED
AS A CONDITION OF ACQUIRING AND RETAINING MEMBERSHIP
IN THE UNION.
3.2: ANY EMPLOYEE WHO FAILS TO OBTAIN MEMBERSHIP
IN ACCORDANCE WITH THE PRECEDING SECTION SHALL BE
SUBJECT TO DISCHARGE UPON DEMAND BY THE UNION TO
THE EMPLOYER; PROVIDED, HOWEVER, THAT NOTHING IN
THIS AGREEMENT SHALL BE CONSTRUED SO AS TO PLACE
ANY OBLIGATION ON THE EMPLOYER TO DISCRIMINATE
AGAINST ANY EMPLOYEE FOR NON-MEMBERSHIP IN THE
UNION, IF THE EMPLOYER HAS REASONABLE GROUNDS FOR
BELIEVING THAT SUCH MEMBERSHIP WAS NOT AVAILABLE
TO THE EMPLOYEE ON THE SAME TERMS AND CONDITIONS
GENERALLY APPLICABLE TO OTHER EMPLOYEES AT THAT
TIME. IF A DISCHARGE REQUIRED BY THE PROVISIONS OF
THIS SECTION WOULD RESULT IN A HARDSHIP UPON THE
EMPLOYER, THE EMPLOYER SHALL BE PERMITTED TIME,
NOT TO EXCEED FIVE (5) DAYS, TO REPLACE THE
EMPLOYEE TO BE DISCHARGED BEFORE SUCH DISCHARGE
BECOME EFFECTIVE.
3.3: A NEW EMPLOYEE MAY BE SUMMARILY DISMISSED
WITHOUT RECOURSE WITHIN EIGHT (8) WORKING DAYS
FROM THE DATE OF HIS/HER EMPLOYMENT AT THE SOLE
DISCRETION OF THE EMPLOYER. IN EACH CASE OF SUCH
DISMISSAL, THE EMPLOYER AGREES TO NOTIFY THE SHOP
STEWARD, IN WRITING, SETTING FORTH THE REASON,
WITH A COPY TO THE UNION.
3.4: THE EMPLOYER AGREES TO CONSIDER THE UNION'S
OUT-OF-WORK LIST WHEN THERE ARE ANY VACANCIES,
BUT SHALL BE FREE TO HIRE ANY APPLICANT, UNION OR
NON-UNION.
ARTICLE 4: SCOPE AND WORK JURISDICTION
THE SCOPE OF THE WORK OF THE TEAMSTER/LABORER
OR TOXIC OR HAZARDOUS WASTE REMOVAL TEAMSTER/
LABORER COVERS ALL TASKS RELATED TO TOXIC OR
HAZARDOUS WASTE REMOVAL. THIS INCLUDES, BUT IS
NOT LIMITED TO, THE HANDLING, CONTROL, REMOVAL,
ABATEMENT, ENCAPSULATION OR DISPOSAL OF TOXIC OR
HAZARDOUS WASTE OR MATERIALS. IN PERFORMING THIS
WORK, TEAMSTER/LABORER SHALL BE ASSIGNED THE
ERECTION, MOVING, SERVICING, AND DISMANTLING
OF ALL SCAFFOLDS AND BARRICADES; THE CONSTRUCTION,
ERECTION, REMOVAL AND DISMANTLING OF ALL ENCLOSURES,
CHAMBERS, OR DECONTAMINATION UNITS REQUIRED FOR THE
REMOVAL OR CONTAINMENT OF HAZARDOUS WASTE ON
THE JOB OR PROJECT SITE; THE OPERATION OF ALL
TOOLS AND EQUIPMENT, INCLUDING, BUT NOT LIMITED
TO GENERATORS, COMPRESSORS, AND VACUUMS USED IN
THE REMOVAL OF TOXIC OR HAZARDOUS WASTE OR
MATERIALS; THE LABELING, BAGGING, CARTONING, OR
OTHERWISE PACKAGING OF MATERIALS FOR DISPOSAL;
THE DISPOSAL OF ALL SUCH MATERIALS TO ANY
AUTHORIZED DISPOSAL SITE; THE CLEAN-UP OF THE
WORK OR PROJECT SITE AND ALL OTHER WORK INCIDENTAL
TO THE REMOVAL AND/OR ENCAPSULATION OF TOXIC OR
HAZARDOUS WASTE OR MATERIALS. ALL OF THE DESCRIBED
WORK SHALL BE PERFORMED BY THE TEAMSTER/LABORER
IN CONFORMANCE WITH ALL APPLICABLE FEDERAL, STATE
AND MUNICIPAL STATUTES, REGULATIONS, ORDINANCES,
STANDARDS AND SAFETY REQUIREMENTS.
ARTICLE 5: CREDIT UNION & CHECK-OFF
5.1 THE COMPANY AGREES TO DEDUCT WEEKLY FROM THE PAY
OF EACH EMPLOYEE WHO SO DESIGNATES, AN AMOUNT TO BE
REMITTED TO THE CREDIT UNION WITH THE FOLLOWING
CONDITIONS:
A. THE COMPANY WILL NOT DEDUCT LESS OFTEN THAN ONCE
PER WEEK,
B. THE COMPANY'S OBLIGATION UNDER THIS AGREEMENT
SHALL BE LIMITED TO PAYROLL DEDUCTION AND REMITTANCE
TO THE CREDIT UNION, MONTHLY,
C. CHANGES, OTHER THAN TERMINATIONS, SHALL NOT BE
PERMITTED OTHER THAN ONCE PER YEAR AT A TIME AGREED
UPON BY THE UNION AND THE COMPANY.
5.2: THE EMPLOYER AGREES TO DEDUCT MONTHLY FROM THE
EARNINGS OF EACH EMPLOYEES WHO IS A MEMBER OF THE
UNION AN AMOUNT EQUAL TO THE MEMBERSHIP DUES AND
INITIATION FEES OF THE UNION, AND TO SEND A CHECK
FOR ALL SUCH MONEY DEDUCTED TO THE UNION ON THE
10TH DAY OF THE MONTH FOLLOWING THAT MONTH WHICH
PROVIDED, HOWEVER, THAT NO SUCH DEDUCTION SHALL
BE MADE UNLESS AND UNTIL THE EMPLOYER IS FURNISHED
BY THE EMPLOYEE WITH INDIVIDUAL AUTHORIZATION,
IN WRITING, TO MAKE SUCH DEDUCTIONS; SUBJECT,
MOREOVER, TO ALL REQUIREMENTS OF THE LABOR
MANAGEMENT RELATIONS ACT OF 1947, AS AMENDED.
ARTICLE 6: UNION STEWARD
6.1: THE UNION MAY APPOINT ONE STEWARD AND ONE
ALTERNATE WHOSE DUTIES IN NO WAY CONFLICT WITH
THEIR DUTIES TO THE EMPLOYER.  BEFORE DISCHARGING
THE STEWARD, THE EMPLOYER SHALL IN EVERY CASE
NOTIFY THE UNION. THERE SHALL BE A PROMPT
NOTIFICATION BY THE EMPLOYER TO THE STEWARD, OR TO
THE UNION, OF ALL INFRACTIONS OF COMPANY RULES
BY THE EMPLOYEES WITHIN FIVE (5) DAYS.
6.2: THE STEWARD SHALL HAVE NO AUTHORITY TO ALTER,
AMEND, VIOLATE OR OTHERWISE CHANGE ANY PART OF THIS
AGREEMENT AND HIS/HER AUTHORITY SHALL BE LIMITED
TO, AND SHALL NOT EXCEED, THE FOLLOWING DUTIES
AND ACTIVITIES:
A. THE INVESTIGATION AND PRESENTATION OF GRIEVANCES
IN ACCORDANCE WITH PROVISIONS OF THE COLLECTIVE
BARGAINING AGREEMENT.
B. THE TRANSMISSION OF SUCH MESSAGES AND INFORMATION
WHICH SHALL ORIGINATE WITH, AND ARE AUTHORIZED BY,
THE UNION OR ITS OFFICERS.
6.3:THE EMPLOYER RECOGNIZES THESE LIMITATIONS UPON
THE AUTHORITY OF THE STEWARD AND SHALL NOT HOLD THE
UNION LIABLE FOR UNAUTHORIZED ACTS OF THE STEWARD.
IN THE EVENT THE STEWARD ORDERS UNAUTHORIZED STRIKE
ACTIONS, SLOW DOWN OR WORK STOPPAGE, THEY SHALL BE
SUBJECT TO SUSPENSION, DISCHARGE OR OTHER DISCIPLINE
AT THE EMPLOYER'S DISCRETION.
6.4: THERE SHALL BE A UNION STEWARD ON EACH SHIFT.
THE STEWARD WILL BE EMPLOYED AT ALL TIMES ANY WORK IS PERFORMED OR ANY TEAMSTERS ARE EMPLOYED ON THE PROJECT
AND WILL BE PAID FOR ALL TIME LOST DUE TO NOT HAVING
BEEN NOTIFIED BY THE EMPLOYER OR EMPLOYER'S AGENT
TO REPORT FOR WORK. THE STEWARD SHALL NOT BE LAID OFF
OR FIRED FOR PERFORMING HIS DUTIES AS STEWARD WITHOUT
PRIOR APPROVAL OF THE BUSINESS AGENT. THE STEWARD
WILL BE THE LAST ONE LAID OFF.
ARTICLE 7: UNION VISITS
AUTHORIZED REPRESENTATIVES OF THE UNION SHALL BE
ALLOWED TO VISIT JOBS DURING WORKING HOURS TO
INTERVIEW THE EMPLOYER AND THE EMPLOYEES.
ARTICLE 8: SENIORITY
THE PRINCIPLE OF SENIORITY SHALL PREVAIL AT ALL
TIMES. THE EMPLOYER IS TO FURNISH A SENIORITY
LIST ONCE A YEAR WITH COPIES TO THE UNION AND THE
STEWARD.
ARTICLE 9: DISCIPLINARY ACTION
9.1: THE EMPLOYER MAY SUSPEND, DISCHARGE OR
OTHERWISE DISCIPLINE ANY EMPLOYEE IN GOOD AND
SUFFICIENT CAUSE. IF THE UNION DISPUTES ANY
ACTION TAKEN BY THE EMPLOYER UNDER THIS ARTICLE,
IT SHALL HAVE THE RIGHT TO PRESENT A GRIEVANCE
PURSUANT TO THE PROVISIONS OF ARTICLE 10 OF THIS
AGREEMENT.
9.2: THE EMPLOYER MAY SUSPEND, DISCHARGE OR
OTHERWISE DISCIPLINE ANY EMPLOYEE FOR GOOD
CAUSE, EXCEPT THAT THE EMPLOYER SHALL HAVE
THE RIGHT OF SUMMARY DISCHARGE OR DISMISSAL
ON ANY ONE OF THE FOLLOWING GROUNDS:
A. DISHONESTY.
B. USE OF OR BEING UNDER THE INFLUENCE OF
INTOXICANTS OR HABIT FORMING DRUGS WHILE
ON DUTY.
C. VIOLATION OF LOCAL OR STATE HEALTH CODES
OR LAWS.
D. DIRECT REFUSAL TO OBEY ORDERS GIVEN BY
THE PROPER PARTY UNLESS SUCH ORDERS
JEOPARDIZE LIFE OR HEALTH.
E. DELIBERATE DESTRUCTION OF PROPERTY.
F. FAILURE TO REPORT PROMPTLY AND HONESTLY
ACCIDENTS OR PERSONAL INJURIES.
G. FAILURE TO ADHERE TO SAFETY PRECAUTIONS AS
OUTLINED BY THE EMPLOYER WILL BE GROUNDS FOR
DISMISSAL.
H. AN EMPLOYEE THAT DEMONSTRATES HABITUAL
UNSAFE HABITS MAY BE TERMINATED AFTER THREE
(3) WRITTEN WARNING LETTERS.
9.3: ALL WARNINGS, SUSPENSIONS OR DISCHARGES
SHALL BE IN WRITTEN FORM WITH COPIES TO EMPLOYEE,
UNION STEWARD AND THE UNION. WARNING LETTERS SHALL
BE VALID FOR ONE (1) YEAR. IN THE CASE OF SEASONAL
OR PART-TIME EMPLOYEES WARNING LETTERS SHALL BE
VALID FOR TWO (2) YEARS.
ARTICLE 10: GRIEVANCE PROCEDURE
10.1: AN EMPLOYEE'S GRIEVANCE RELATIVE TO THE
MEANING OR APPLICATION OF THIS AGREEMENT SHALL BE
PRESENTED TO THE PLANT MANAGER WITHIN FIVE (5)
WORKING DAYS FROM THE DATE THE CAUSE OF THE
GRIEVANCE OCCURS. IF THE GRIEVANCE IS NOT SETTLED
WITHIN FIVE (5) WORKING DAYS AFTER SUCH PRESENTATION
IT SHALL BE SUBMITTED TO THE UNION REPRESENTATIVE
AND THE EMPLOYER FOR SETTLEMENT. IF THE GRIEVANCE
IS NOT SETTLED WITHIN FIFTEEN (15) WORKING DAYS
AFTER SUBMISSION IN A CASE INVOLVING DISCHARGE OR
WITHIN THIRTY-FIVE (35) WORKING DAYS AFTER SUBMISSION
IN A CASE NOT INVOLVING DISCHARGE, EITHER PARTY
MAY REQUEST ARBITRATION, PROVIDED SUCH REQUEST IS
DELIVERED TO THE OTHER PARTY WITHIN THE NEXT TEN
(10) WORKING DAYS.
10.2: A GRIEVANCE OF THE UNION BASED UPON AN ALLEGED
VIOLATION OF ANY PROVISIONS OF THIS AGREEMENT BY
THE EMPLOYER JOINTLY WITH THE EMPLOYEES SHALL
BE PRESENTED BY THE UNION TO THE EMPLOYER WITHIN
FIFTEEN (15) WORKING DAYS AFTER THE FACTS CONSTITUTING
SUCH VIOLATION ARE KNOWN TO THE UNION. IF THE
GRIEVANCE CANNOT BE SETTLED BY THE EMPLOYER AND THE
UNION, IT SHALL BE SUBMITTED TO ARBITRATION AS HEREIN
PROVIDED AFTER THE UNION AND THE EMPLOYER FAIL TO AGREE.
10.3: THE ARBITRATOR SHALL BE SELECTED FROM A LIST OF ARBITRATORS TO BE FURNISHED BY THE NEW YORK STATE
BOARD OF MEDIATION. IF NO ARBITRATOR ON SUCH LIST
IS MUTUALLY ACCEPTABLE TO THE PARTIES, THE ARBITRATOR
SHALL BE DESIGNATED BY THE DIRECTOR OF THE NEW YORK
STATE BOARD OF MEDIATION, OR BY HIS DULY AUTHORIZED
DESIGNEES. THE DECISION OF THE ARBITRATOR SO
SELECTED OR DESIGNATED SHALL BE FINAL AND BINDING
UPON THE PARTIES. THE FEES AND EXPENSES OF THE
ARBITRATOR SHALL BE BORNE EQUALLY BY THE PARTIES
HERETO. COMPLIANCE WITH THE REQUIREMENTS OF SECTION
2 (A) OF THE LABOR MANAGEMENT RELATIONS ACT OF 1947,
AS AMENDED, SHALL NOT BE DEEMED A BREACH OF THIS
ARTICLE.
10.4: THE ARBITRATOR SHALL HAVE NO POWER TO ADD OR
SUBTRACT FROM OR MODIFY ANY OF THE TERMS OF THIS
AGREEMENT.
10.5 ANY COMPLAINT OR CONTROVERSY BETWEEN THE EMPLOYER
AND THE UNION RELATING TO THE MEANING OR APPLICATION OF
THIS AGREEMENT THAT CANNOT BE SETTLED SHALL BE SUBMITTED
TO THE FOREGOING ARBITRATION PROCEDURE PROMPTLY
AFTER THE UNION AND THE EMPLOYER FAIL TO AGREE.
10.6: IT IS INTENDED THAT THE DECISION OF THE
ARBITRATOR SHALL BE ENFORCEABLE ACCORDING TO THE LAWS
OF THE STATE IN WHICH SAID DECISION IS TO BE PUT INTO
EFFECT AND THAT, ACCORDINGLY, THE PROCEDURE OF
ARBITRATION PRESCRIBED BY THIS AGREEMENT SHALL BE
MODIFIED WHEN AND TO THE EXTENT REQUIRED BY LAW TO
MAKE THE DECISION ENFORCEABLE IN SUCH STATE.
10.7 NO STRIKES, LOCKOUTS OR WALKOUTS SHALL BE
ORDERED, SANCTIONED OR ENFORCED BY EITHER PARTY
HERETO AGAINST THE OTHER DURING THE LIFE OF THIS
AGREEMENT, EXCEPT AS AGAINST THE PARTY FAILING
TO COMPLY WITH THE DECISION AND ORDER OF ANY
ARBITRATOR HANDING DOWN A DECISION OR MAKING
AN AWARD HEREUNDER.
ARTICLE 11: SAVINGS CLAUSE
IF ANY PROVISION OF THIS AGREEMENT VIOLATES AND
FEDERAL OR STATE LAW AS PRESENTLY ENACTED OR AS
AMENDED OR INTERPRETED DURING THE TERM HEREOF, SUCH
PROVISION SHALL BE INOPERATIVE TO THE EXTENT
THAT IT IS AT VARIANCE WITH SUCH LAW; BUT ALL
OTHER PROVISIONS OF THIS AGREEMENT SHALL REMAIN
IN FULL FORCE AND EFFECT. IF ANY PROVISION BECOMES
INOPERATIVE UNDER THIS ARTICLE BOTH PARTIES
SHALL MEET PROMPTLY TO REWRITE THE PROVISION TO
COMPLY WITH THE LAW AND, AS FAR AS POSSIBLE,
TO MEET THE ORIGINAL INTENTION OF THE PARTIES;
THE REVISED PROVISION SHALL THEREAFTER BY A
PART OF THIS AGREEMENT.
ARTICLE 12: MAINTENANCE OF STANDARDS
THIS AGREEMENT SHALL CONSTITUTE THE ENTIRE
UNDERSTANDING BETWEEN THE PARTIES HERETO.
ANY RIGHT WHICH IS NOT SPECIFICALLY GIVEN UP
IN THIS AGREEMENT REMAINS UNDER THE RESIDUAL
AUTHORITY OF MANAGEMENT. EXCEPT AS THE SAME
MAY BE SPECIFICALLY MODIFIED OR CHANGED BY THIS
AGREEMENT, ALL GENERAL BENEFITS AND PRIVILEGES
EXISTING AT THE DATE OF THIS AGREEMENT, AND
APPLICABLE TO ALL OF THE EMPLOYEES OF THE
EMPLOYER, SHALL NOT BE DISCONTINUED BY THE
EMPLOYER DURING THE TERM HEREOF.
ARTICLE 13: TRANSFER OF COMPANY TITLE OR INTEREST
THIS AGREEMENT SHALL BE BINDING UPON THE
PARTIES HERETO, THEIR SUCCESSORS, ADMINISTRATORS,
EXECUTORS AND ASSIGNS. IN THE EVENT THAT AN ENTIRE
OPERATION OR ANY PART THEREOF IS SOLD, TRANSFERRED
OR TAKEN OVER BY SALE, TRANSFER, RECEIVERSHIP
OR BANKRUPTCY PROCEEDINGS SUCH OPERATION OR
PART THEREOF SHALL CONTINUE TO BE SUBJECT
TO TERMS AND CONDITIONS OF THIS AGREEMENT.
THE EMPLOYER SHALL GIVE NOTICE OF THE EXISTENCE
OF THIS AGREEMENT TO ANY PURCHASER, TRANSFEREE,
RECEIVER OR TRUSTEE OF THE BUSINESS OR OPERATION.
SUCH NOTICE SHALL BE IN WRITING, WITH A COPY TO
THE UNION, NOT LATER THAN THE EFFECTIVE DATE OF
SALE, TRANSFER OR MERGER.
ARTICLE 14: AGREEMENT CONFLICTION
NO EMPLOYEE SHALL BE REQUIRED TO MAKE ANY VERBAL
OR WRITTEN AGREEMENT THAT WILL CONFLICT WITH THIS
AGREEMENT.
ARTICLE 15: NON-DISCRIMINATION
THE EMPLOYER AND THE UNION AGREE NOT TO
DISCRIMINATE AGAINST ANY INDIVIDUAL WITH RESPECT
TO HIS HIRING, COMPENSATION, TERMS OR CONDITIONS
OF EMPLOYMENT BECAUSE OF SUCH INDIVIDUAL'S RACE,
COLOR, RELIGION, SEX OR NATIONAL ORIGIN, NOR
WILL THEY LIMIT, SEGREGATE OR CLASSIFY EMPLOYEES
IN ANY WAY TO DEPRIVE ANY INDIVIDUAL EMPLOYEE OF
EMPLOYMENT OPPORTUNITIES BECAUSE OF HIS RACE,
COLOR, RELIGION, SEX, OR NATIONAL ORIGIN.
ARTICLE 16: SUBCONTRACTING
THE COMPANY SHALL NOT CONTRACT OUT WORK IF THE USE
OF AN OUTSIDE CONTRACTOR WOULD RESULT IN A LAYOFF
OF EMPLOYEES COVERED BY THIS AGREEMENT OF IF THE
USE OF SUCH OUTSIDE CONTRACTOR WOULD RESULT IN A
REDUCTION OF WORK OR EARNINGS OPPORTUNITY, INCLUDING
OVERTIME, FOR BARGAINING UNIT EMPLOYEES.
IN THE EVENT OF ANY DISPUTE UNDER THIS PROVISION,
THE PARTIES MAY BY MUTUAL AGREEMENT WAIVE THE STEPS
OF GRIEVANCE PROCEDURE AND SUBMIT THE MATTER
DIRECTLY TO ARBITRATION.
ARTICLE 17: SAFETY
17.1: NO EMPLOYEE SHALL BE REQUIRED OR ASSIGNED
TO ENGAGE IN ANY ACTIVITY INVOLVING DANGEROUS
CONDITIONS OR WORK OR WITH A SUBSTANCE THAT
HAS BEEN DEEMED DANGEROUS TO A PERSON'S HEALTH
BY THE OCCUPATIONAL SAFETY AND HEALTH ACT (OSHA)
OR OTHER GOVERNMENTAL HEALTH REGULATION OR
LEGISLATION UNLESS PROPER SAFETY EQUIPMENT IS
PROVIDED BY THE EMPLOYER.
17.2: THE UNION AGREES TO COOPERATE WITH THE
COMPANY IN ENCOURAGING EMPLOYEES TO OBSERVE
THE SAFETY REGULATIONS PRESCRIBED BY THE
COMPANY AND TO WEAR PROPERLY FURNISHED SAFETY
EQUIPMENT AS REQUIRED BY THE COMPANY AND TO WORK IN
A SAFE MANNER.
17.3: THE EMPLOYER SHALL FURNISH EMPLOYEES
WITH RAINSUITS, HATS, SLIPOVER BOOTS AND
GLOVES, IN ADDITION TO WHATEVER SAFETY EQUIPMENT
IS REQUIRED BY LAW.
17.4: EMPLOYEES INJURIES AT WORK OR DEVELOP SKIN
RASH, EYE BURNS, OR LUNG DISCOMFORT BECAUSE
OF HANDLING HAZARDOUS WASTE SHALL BE PAID FOR THE
TIME SPENT GOING TO THE DOCTOR'S OFFICE FOR TREATMENT
AT THE TIME OF INJURY OR DISCOMFORT.  IF THE DOCTOR
CERTIFIED IN WRITING THAT THE EMPLOYEE IS UNABLE
TO RETURN TO WORK THAT DAY HE SHALL BE PAID FOR THE
BALANCE OF THE WORK DAY.
ARTICLE 18: PHYSICAL EXAMINATION
THE EMPLOYER SHALL PAY FOR AN ANNUAL PHYSICAL FOR
EACH FULL-TIME* EMPLOYEE.  IF AN EMPLOYEE IS
REQUIRED TO HAVE A PHYSICAL BEFORE PERFORMING WORK
AT A PARTICULAR JOBSITE THE COST OF SAID PHYSICAL
SHALL ALSO BE RESPONSIBILITY OF THE EMPLOYER.
*FULL-TIME EMPLOYEE - EMPLOYED BY SLIS FOR THREE
(3) CONSECUTIVE MONTHS.
ARTICLE 19: VACATIONS
VACATION PAY SHALL BE GRANTED EMPLOYEES COVERED
BY THIS AGREEMENT ACCORDING TO THE FOLLOWING
SCHEDULE:
A) UP TO TWO (2) YEARS EMPLOYMENT - NO VACATION
B) TWO (2) YEARS OR MORE OF EMPLOYMENT FOR
THE EMPLOYER SHALL RESULT IN THE EMPLOYEE
RECEIVING TWO (2) WEEK'S VACATION WITH PAY
AT STRAIGHT TIME RATE AT THE REGULAR WEEKLY
FORTY (40) HOUR RATE.
ARTICLE 20: OUT-OF-TOWN WORK
WHEN EMPLOYEES ARE REQUIRED TO GO OUT OF TOWN
OVERNIGHT THE COMPANY WILL PAY ALL LODGINGS
AND UP TO FIFTEEN ($15) DOLLARS FOR FOOD
EXPENSE.  THE EMPLOYEE WILL BE REQUIRED TO
TURN IN BONAFIDE RECEIPTS.
ARTICLE 21: HEALTH & HOSPITAL
EFFECTIVE JULY 1, 1997, THE EMPLOYER AGREES
TO CONTRIBUTE TO THE NEW YORK STATE TEAMSTERS
COUNCIL HEALTH AND HOSPITAL FUND, $30.00 PER DAY
NOT TO EXCEED THE SUM OF ONE-HUNDRED-TWENTY
DOLLARS ($120.00) PER WEEK FOR EACH EMPLOYEE
COVERED BY THIS AGREEMENT.
EFFECTIVE JANUARY 1, 1998, THE EMPLOYER AGREES TO
CONTRIBUTE TO THE NEW YORK STATE TEAMSTERS
COUNCIL HEALTH AND HOSPITAL FUND, #33,25 PER
DAY NOT TO EXCEED THE SUM OF ONE-HUNDRED-THIRTY THREE
DOLLARS ($133.00) PER WEEK FOR EACH EMPLOYEE COVERED
BY THIS AGREEMENT.
SUCH PAYMENTS TO BE MADE TO THE NEW YORK SATE
TEAMSTERS COUNCIL HEALTH & HOSPITAL FUND.  ALL
SUCH MONEY SHALL BE TURNED OVER TO THE HEALTH
& HOSPITAL FUND ON OR BEFORE THE TENTH (10TH)
DAY OF THE MONTH FOLLOWING THAT MONTH IN WHICH
SAID MONEY IS ACCRUED.  FAILURE OF THE EMPLOYER
SIGNATORY TO THIS AGREEMENT TO EXECUTE THE
STANDARD PARTICIPATION AGREEMENT OF THE NAMED
FUND SHALL INVALIDATE THIS AGREEMENT.
ARTICLE 22: PENSION AND RETIREMENT
22.1: EFFECTIVE JULY 1, 1997, THE EMPLOYER
AGREES TO CONTRIBUTE ONE DOLLAR AND EIGHTY-FIVE
CENTS ($1.85) PER HOUR ON ALL HOURS PAID TO THE
NEW YORK STATE TEAMSTERS CONFERENCE PENSION AND
RETIREMENT FUND ON OR BEFORE THE TENTH (10TH) DAY
OF THE MONTH FOLLOWING THAT MONTH IN WHICH SAID
MONIES WERE ACCRUED.
EFFECTIVE JANUARY 1, 1998 THE EMPLOYER AGREES TO
CONTRIBUTE ONE DOLLAR AND FIFTY TWO AND ONE-HALF
CENTS ($1.525) PER HOUR ON ALL HOURS PAID TO THE
NEW YORK STATE TEAMSTERS CONFERENCE PENSION AND
RETIREMENT FUND ON OR BEFORE THE TENTH (10TH)
DAY OF THE MONTH FOLLOWING THAT MONTH IN WHICH
SAID MONIES WERE ACCRUED.
22.2: THE EMPLOYER AGREES TO SIGN THE STANDARD
PARTICIPATION AGREEMENT OF THE NEW YORK STATE
TEAMSTERS CONFERENCE PENSION AND RETIREMENT FUND
AND BY EXECUTION OF THIS PARTICIPATION AGREEMENT
IT BECOMES AN INTEGRAL PART OF THIS LABOR AGREEMENT.
ARTICLE 23: HOLIDAYS
23.1: PAID HOLIDAYS TO BE OBSERVED ARE: MEMORIAL DAY, INDEPENDENCE DAY, LABOR DAY, THANKSGIVING DAY,
CHRISTMAS DAY, AND NEW YEAR'S DAY, IRRESPECTIVE OF THE
DAY OF THE WEEK ON WHICH THE HOLIDAY FALLS.
23.2: ANY EMPLOYEE LAID OFF SEVEN (7) DAYS PRIOR
TO A HOLIDAY SHALL RECEIVE HOLIDAY PAY, EXCEPT IF A
NEW EMPLOYEE IS EMPLOYED BY AN EMPLOYER FOR NOT MORE
THAN TWO (2) DAYS DURING THIS PERIOD HE SHALL NOT BE
ENTITLED TO HOLIDAY PAY.
23.3: AN EMPLOYEE MUST WORK THE DAY BEFORE AND
THE WORKING DAY AFTER THE HOLIDAY TO RECEIVE HOLIDAY
PAY.  HOWEVER, AN EMPLOYEE NOT ABLE TO REPORT
BECAUSE OF PROVEN SICKNESS, DEATH IN THE IMMEDIATE
FAMILY OR ACCIDENT SHALL BE ENTITLED TO HOLIDAY PAY.
23.4: AN EMPLOYEE ORDERED OUT AND REPORTS FOR WORK
ON A HOLIDAY SHALL BE PAID A MINIMUM OF EIGHT (8)
HOURS' PAY AT DOUBLE TIME (2X) PLUS THE HOLIDAY PAY.
ARTICLE 24: HOURS OF WORK AND OVERTIME
24.1: EIGHT (8) HOURS SHALL CONSTITUTE A REGULAR
WORKDAY AND FIVE (5) SUCH EIGHT (8) HOUR DAYS MONDAY
THROUGH FRIDAY SHALL CONSTITUTE A REGULAR WORKWEEK.
24.2: TIME AND ONE-HALF (1 1/2X) SHALL BE PAID FOR ALL
WORK OVER FORTY (40) HOURS.  IF HOWEVER, THE COMPANY
FAILS TO PROVIDE FORTY (40) HOURS OF WORK MONDAY
THROUGH FRIDAY AND THEN CAUSES AN EMPLOYEE TO WORK
ON SATURDAY, HE SHALL RECEIVE TIME AND ONE-HALF
(1 1/2X) FOR SUCH SATURDAY WORK.
24.3: DOUBLE TIME (2X) WILL BE PAID FOR ALL WORK
PERFORMED ON SUNDAY AND HOLIDAYS.
24.4: EMPLOYEES REPORTING FOR WORK AT STARTING TIME
AND NOT PUT TO WORK SHALL RECEIVE A MINIMUM OF FOUR
(4) HOURS' WORK IF NOT NOTIFIED NOT TO REPORT TO
WORK.
24.5: AN EMPLOYEE CALLED BACK TO WORK AFTER HIS
REGULAR WORKING HOURS SHALL RECEIVE A MINIMUM
OF FOUR (4) HOURS AT OVERTIME RATE.
24.6: TWO (2) SHIFTS MAY BE WORKED IN TWENTY-FOUR
(24) HOURS AND SHALL BE OF EQUAL DURATION AND AT
THE SAME RATE.
24.7: THREE (3) SHIFTS MAY BE WORKED IN TWENTY-FOUR
(24) HOURS AND SHALL BE AT THE RATE AND DURATION
AS SET FORTH BELOW:
1ST SHIFT 8 HOURS' WORK 8 HOURS' PAY
2ND SHIFT 7 1/2 HOURS' WORK 8 HOURS' PAY
3RD SHIFT 7 HOURS' WORK 8 HOURS' PAY
EACH SHIFT SHALL HAVE ONE-HALF (1/2) HOUR FOR
LUNCH.  WHEN THREE (3) SHIFTS ARE WORKED,
THE SECOND AND THIRD SHIFT SHALL BE CONSIDERED
FOR PAYROLL PURPOSES AS HAVING WORKED IN THEIR
ENTIRETY ON THE SAME DAY WHICH THE FIRST SHIFT
STARTED.
ARTICLE 25: WAGES
EFFECTIVE
7/1/97
DRIVER OPERATOR $12.00
EQUIPMENT OPERATOR $12.90
DRIVER-OPERATOR (FOREMAN) $13.10
ALL OIL SPILL ORIENTED RELATED WORK $10.00
TECHNICIAN $12.00
WHEN AN EMPLOYEE DOES NOT FUNCTION AT THEIR NORMAL
DUTIES, HE WILL WORK ANY OTHER CAPACITY ASSIGNED BY THE
COMPANY.
AN EMPLOYEE WORKING IN A HIGHER CLASS OF PAY FOR ANY PART
OF THE WORK DAY SHALL RECEIVE THE HIGHER RATE FOR ALL
HOURS' WORKED IN THE HIGHER CLASS ONLY ON THAT DAY.
IN THE EVENT A NEW JOB CLASSIFICATION IS CREATED THE
COMPANY SHALL NEGOTIATE WITH THE UNION FOR A PERMANENT
RATE.
ARTICLE 26: DURATION
26.1: IT IS AGREED THAT, IN THE EVENT THAT ANY GOVERNMENTAL LAWS OR REGULATIONS PREVENT THE IMPLEMENTATION OF ANY OF THE PROVISIONS OF THIS AGREEMENT, THEY SHALL NOT BECOME EFFECTIVE UNLESS AND UNTIL IT IS LEGAL TO IMPLEMENT THE SAME AND, AT SUCH TIME, PERFORMANCE THEREOF SHALL BE EFFECTUATED PROMPTLY ON THE DATE OR DATES IT IS LEGAL TO DO SO. THE EMPLOYER SHALL IMPLEMENT AT ANY EFFECTIVE DATE, WITHIN THE TERMS OF THIS AGREEMENT SUCH PROVISION THAT BECOMES LEGAL EVEN THROUGH ALL OR PART OF IT MAY HAVE PREVIOUSLY BEEN DISALLOWED.
26.2: THIS AGREEMENT SHALL CONTINUE IN FULL FORCE AND EFFECT FROM JULY 1, 1997 AND INCLUDING JUNE 30, 1998, AND
THEREAFTER FROM YEAR TO YEAR UNLESS ALTERED OR TERMINATED AFTER THE EXPIRATION OF THE AFOREMENTIONED PERIOD, OR
ANY ADDITIONAL ONE (1) YEAR PERIOD.
26.3: EITHER PARTY DESIRING TO ALTER OR TERMINATE THIS AGREEMENT SHALL SERVE WRITTEN NOTICE UPON THE OTHER PARTY
AT LEAST SIXTY (60) DAYS PRIOR TO JUNE 30, 1998.
TEAMSTERS LOCAL 687 ST. LAWRENCE INDUSTRIAL SERVICES, INC.
14 ELM STREET P.O. BOX 5182
POTSDAM, NEW YORK 13676 MASSENA, NEW YORK 13662


February 1, 1998


Mr. Sidney M. Belile
5 Park Street
Norwood, NY  13668


RE:  EMPLOYMENT CONTRACT


Dear Sid:

This letter states the terms and conditions of your employment with OP-TECH Environmental Services,
Inc. (the Firm) from February 5, 1998 until February 5, 1999, or until your employment is terminated either by you or by the Firm.

Your obligation is to devote all of your business time energies, and abilities to the performance of your assigned duties, in the Firm in an efficient, trustworthy, and businesslike manner. In the event of termination of your employment either by you or the Firm, you will work cooperatively as directed by the Firm to effect an orderly and professional transfer of your responsibilities, and without the prior express written consent of the President, you will refrain for two years from (1) conducting employment related discussions with Firm employees, and (2) conducting service-related discussions with Firm clients or parties identified by the Firm as active or prospective clients as of the effective date of termination.

In consideration of the services mentioned above, the Firm will pay to you a salary based upon the amount of $46,500 per annum. Also, in consideration of your productivity and efficiency, the Firm will pay you an annual bonus according to the plan approved by the Board of Directors. Thirdly, you will be entitled to such other benefits as are set forth in a schedule attached hereto and made a part hereof as EXHIBIT ONE.

If you become unable, due to disability, to perform such duties for a period of six (6) consecutive months, your employment will automatically terminate at the end of the sixth full month of your disability. Income after that date will be received directly from your own insurance company provided you maintain long-term disability insurance.

If either you or the Firm elect to terminate your employment, the party electing to terminate must provide at least three months prior written notice to the other party.
This notice is in lieu of any severance pay.
If you provide no such timely notice, you will forfeit any right to incentive payments for the year during which termination occurred.
Mr. Sidney M. Belile
February 1, 1998

This letter contains all understandings between you and the Firm concerning employment, supersedes all prior understandings, and may be modified only by written agreement executed by you and the Firm.


OP-TECH ENVIRONMENTAL SERVICES, INC.

/s/Christopher J. Polimino
General Manager

Accepted the  8, day of February, 1998
/s/Sidney M. Belile

EXHIBIT ONE

OP-TECH will pay your health benefits for family coverage through Blue Cross/Blue Shield at a rate of $3,819.24/year. OP-TECH will provide you with a company owned vehicle and will provide insurance and gasoline for the vehicle.





February 1, 1998


Mr. Ronald L. Martin
2860 County Rte 28
P O Box 2
Waddington, NY  13694

RE:  EMPLOYMENT CONTRACT


Dear Ron:

This letter states the terms and conditions of your employment with OP-TECH Environmental Services,
Inc. (the Firm) from February 5, 1998 until February 5, 1999, or until your employment is terminated either by you or by the Firm.

Your obligation is to devote all of your business time energies, and abilities to the performance of your assigned duties, in the Firm in an efficient, trustworthy, and businesslike manner. In the event of termination of your employment either by you or the Firm, you will work cooperatively as directed by the Firm to effect an orderly and professional transfer of your responsibilities, and without the prior express written consent of the President, you will refrain for two years from (1) conducting employment related discussions with Firm employees, and (2) conducting service-related discussions with Firm clients or parties identified by the Firm as active or prospective clients as of the effective date of termination.

In consideration of the services mentioned above, the Firm will pay to you a salary based upon the amount of $48,000 per annum plus a $2,000 premium for overtime per annum. Also, in consideration of your productivity and efficiency, the Firm will pay you an annual bonus according to the plan approved by the Board of Directors. Thirdly, you will be entitled to such other benefits as are set forth in a schedule attached hereto and made a part hereof as EXHIBIT ONE.


If you become unable, due to disability, to perform such duties for a period of six (6) consecutive months, your employment will automatically terminate at the end of the sixth full month of your disability. Income after that date will be received directly from your own insurance company provided you maintain long-term disability insurance.

If either you or the Firm elect to terminate your employment, the party electing to terminate must provide at least three months prior written notice to the other party.
This notice is in lieu of any severance pay.
If you provide no such timely notice, you will forfeit any right to incentive payments for the year during which termination occurred.
Mr. Ronald Martin
February 1, 1998

This letter contains all understandings between you and the Firm concerning employment, supersedes all prior understandings, and may be modified only by written agreement executed by you and the Firm.


OP-TECH ENVIRONMENTAL SERVICES, INC.

/s/Christopher J. Polimino
General Manager

Accepted the 8 day of February , 1998
/s/ Ronald L. Martin


EXHIBIT ONE

OP-TECH will provide you with a company owned pick-up truck and will provide the insurance and gasoline for the vehicle mentioned above.

You will receive: All benefits as noted in the Union Agreement dated July 1, 1997.






February 1, 1998


Mr. Thomas J. Burke
5 Pine Street
Norwood, NY 13668


RE:  EMPLOYMENT CONTRACT


Dear Tom:

This letter states the terms and conditions of your employment with OP-TECH Environmental Services,
Inc. (the Firm) from February 5, 1998 until February 5, 1999, or until your employment is terminated either by you or by the Firm.

Your obligation is to devote all of your business time energies, and abilities to the performance of your assigned duties, in the Firm in an efficient, trustworthy, and businesslike manner. In the event of termination of your employment either by you or the Firm, you will work cooperatively as directed by the Firm to effect an orderly and professional transfer of your responsibilities, and without the prior express written consent of the President, you will refrain for two years from (1) conducting employment related discussions with Firm employees, and (2) conducting service-related discussions with Firm clients or parties identified by the Firm as active or prospective clients as of the effective date of termination.

In consideration of the services mentioned above, the Firm will pay to you a salary based upon the amount of $37,800 per annum. Also, in consideration of your productivity and efficiency, the Firm will pay you an annual bonus according to the plan approved by the Board of Directors.


If you become unable, due to disability, to perform such duties for a period of six (6) consecutive months, your employment will automatically terminate at the end of the sixth full month of your disability. Income after that date will be received directly from your own insurance company provided you maintain long-term disability insurance.

If either you or the Firm elect to terminate your employment, the party electing to terminate must provide at least three months prior written notice to the other party.
This notice is in lieu of any severance pay.
If you provide no such timely notice, you will forfeit any right to incentive payments for the year during which termination occurred.
Mr. Thomas J. Burke
February 1, 1998

This letter contains all understandings between you and the Firm concerning employment, supersedes all prior understandings, and may be modified only by written agreement executed by you and the Firm.


OP-TECH ENVIRONMENTAL SERVICES, INC.



/S/Christopher J. Polimino
General Manager

Accepted the 8th day of February , 1998










EXHIBIT ONE

You will receive all benefits as outlined in the Labor Trade
Agreement dated July 1, 1997.


February 1, 1998


Mr. Richard M. Fairbridge
82 Fenton Street
Waddington, NY 13694


RE:  EMPLOYMENT CONTRACT


Dear Richard:

This letter states the terms and conditions of your employment with OP-TECH Environmental Services,
Inc. (the Firm) from February 5, 1998 until February 5, 1999, or until your employment is terminated either by you or by the Firm.

Your obligation is to devote all of your business time energies, and abilities to the performance of your assigned duties, in the Firm in an efficient, trustworthy, and businesslike manner. In the event of termination of your employment either by you or the Firm, you will work cooperatively as directed by the Firm to effect an orderly and professional transfer of your responsibilities, and without the prior express written consent of the President, you will refrain for two years from (1) conducting employment related discussions with Firm employees, and (2) conducting service-related discussions with Firm clients or parties identified by the Firm as active or prospective clients as of the effective date of termination.

In consideration of the services mentioned above, the Firm will pay to you a salary based upon the amount of $43,000 per annum. Also, in consideration of your productivity and efficiency, the Firm will pay you an annual bonus according to the plan approved by the Board of Directors. Thirdly, you will be entitled to such other benefits as are set forth in a schedule attached hereto and made a part hereof as EXHIBIT ONE.

If you become unable, due to disability, to perform such duties for a period of six (6) consecutive months, your employment will automatically terminate at the end of the sixth full month of your disability. Income after that date will be received directly from your own insurance company provided you maintain long-term disability insurance.

If either you or the Firm elect to terminate your employment, the party electing to terminate must provide at least three months prior written notice to the other party.
This notice is in lieu of any severance pay.
If you provide no such timely notice, you will forfeit any right to incentive payments for the year during which termination occurred.
Mr. Richard Fairbridge
February 1, 1998

This letter contains all understandings between you and the Firm concerning employment, supersedes all prior understandings, and may be modified only by written agreement executed by you and the Firm.


OP-TECH ENVIRONMENTAL SERVICES, INC.



/s/Christopher J. Polimino
General Manager


Accepted the 8th day of February , 1998
/s/Richard M. Fairbridge



EXHIBIT ONE

The firm will pay you a car allowance of $92.31/week to be included in your paycheck. Mileage will be reimbursed to you at a rate of $.07/mile.

You will receive all benefits as noted in the Union Labor agreement dated July 1, 1997.