Form 10-K
period 1997-12-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 1998-04-15
CIK 858748

SECURITIES AND
EXCHANGE
COMMISSION
Washington, D.C.
20549

FORM 10-K
[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR
     15(d)  OF  THE SECURITIES EXCHANGE ACT OF 1934
     [FEE REQUIRED]
For the fiscal year ended December 31, 1997
                         OR
[]   TRANSITION  REPORT PURSUANT TO SECTION 13 OR
15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE
REQUIRED]

For the transition period from      to

Commission file number                  0-19761
              OP-TECH Environmental Services, Inc.
    (Exact name or registrant as specified in its charter)

Delaware                                           91- 1528142
State  or other jurisdiction                     (I.R.S Employer
of incorporarion or organization                Identification No.)

6392 Deere Road, Syracuse, NY                        13206
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

      Indicate  by check mark if disclosure of
delinquent  filers pursuant to item 405 of regulation
S-K (Section 229.405  of  this chapter)  is not
contained herein, and will not be contained,  to the
best  of  registrant's knowledge,  in  definitive
proxy  or information statements incorporated by reference in
Part  III  of this Form 10-K or any amendment to this
Form 10-K [X].
      The aggregate market value of the voting stock
held by nonaffiliates  of  the Company as of March
15, 1998  was  $2,888,781 based  upon the average bid
and ask price of such stock  on  such day.
     (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
      Indicate  the number of shares outstanding of
each  of  the Company's classes of common stock, as
of March 15, 1998.   Common Stock, $.01 par value.
11,555,123
                       PART I
ITEMS 1. BUSINESS

General

      OP-TECH Environmental Services, Inc. and
Subsidiaries  (the "Company"),   a   Delaware
corporation  provides   comprehensive environmental
services  predominately in  Upstate,  Central  and
Eastern   New  York  and  Massachusetts.   The
Company  performs industrial cleaning of non-
hazardous materials, provides  varying services
relating  to plant facility closure including
interior and exterior demolition as well as asbestos
removal services.  In addition,  the  Company
provides remediation services  for  sites
contaminated  by  hazardous  materials  and  provides
24   hour emergency spill response services.  The
majority of the Company's revenues are derived from industrial companies and Municipalities facing complex environmental clean-up problems associated with hazardous materials as required by the New York
State Department of  Environmental  Conservation
(NYSDEC) and the Massachusetts Department of Environmental Protection. The Company's services include assessing the regulatory, technical, and construction aspects of the environmental issue, developing a strategic plan to solve the environmental issue, and performing the necessary remediation activities. The Company seeks to provide its clients with remedial solutions which integrate the various aspects of a project and are well-documented, practical, cost effective, and acceptable to regulatory agencies and the public.
Through  its affiliation  with  O'Brien & Gere
Limited Inc.  and  Subsidiaries ("Limited"), the
Company has an available resource of experienced engineers, scientists, construction professionals and attorneys.

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

Transportation and Disposal Services

      The  Company provides transportation of
hazardous and nonhazardous wastes from customer sites to customer designated landfills, disposal facilities and the Company's own Aqueous Treatment
Facility. The Company also provides liquid tank truck transports equipped with vacuum pumps.

Excavation and Site Remediation Services

      The  Company provides excavation and soil
blending services for treatment of contaminated soil
using heavy equipment such  as excavators,  loaders
and  a  large soil  blender.   The  Company primarily
provides on-site soil blending to public utilities and municipal customers.

Hydrogeological/Drilling Services

      The Company provides hydrogeological services to petroleum companies, engineering firms and local and state public entities through the use of qualified subcontractors. Through performing hydrogeological assessments, the Company evaluates and determines the need for ground water remediation systems, pump and treatment systems and sub-surface petroleum product recovery. In addition, the Company provides air sparging systems, long term remediation system operations and maintenance as well as monitoring well and recovery well installations.

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

Aqueous Treatment Facility
      The  Company operates an aqueous treatment
facility at  the Company's Massena, New York
location.  The facility provides  for the  clean-up
of  contaminated water and its eventual  discharge
into  the  St.  Lawrence River.  The facility
services  both  the Company,  its clients and outside
vendors.  Construction  of  the facility  was
completed in September, 1992 and has seen increased
use as a result of receiving a Part 360 permit from
the State  of New York.
Overall   Site  Assessment  and  Implementation  of
Remediation
Services

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

      Remedial Evaluation:  A remedial investigation
involves the detailed  assessment of an affected area
to determine the  nature and extent of hazardous
materials present.  This is often done at the
request  of one or more regulatory agencies.  In
conducting such  an  investigation, the Company
performs  numerous  physical tests.   A remedial
investigation also involves the study of  the
geologic, and hydrogeologic characteristics of the
affected  area and  the surrounding environment and a
determination of the risks posed by the hazardous
materials determined to be located in  the affected
area.  In conducting such investigations,  the
Company often reviews the construction of a facility and past storage and handling  practices regarding hazardous
materials.   The  Company has  the capability of
removing and replacing underground storage tanks.
     Clean-up Evaluation:  A feasibility study
addresses measures which may be implemented to remove
hazardous wastes from a site,
to  treat,  stabilize  or  contain  such  wastes  on-
site  or  to otherwise  mitigate  their  effects.
Such  studies  take   into account,  among  other
things, available technology,  regulatory
considerations  and the cost-benefit relationship of
alternative measures.    Additionally, the Company
reviews the project and alternative remedial measures in light of legitimate public concerns.

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

       Closure   Planning  and  Site  Monitoring:
The  Resource Conservation  and  Recovery  Act of
1976  ("RCRA")  requires  the planning  of closure
and postclosure monitoring for all  licensed secure
hazardous  landfills, treatment facilities,  and  on-
site hazardous  waste storage areas.  The Company
plans  and  performs facility  closures  and
postclosure monitoring  programs.   While certain
monitoring requirements are mandated by RCRA, many
sites have, at  some  time,  contained  hazardous
wastes  which  also frequently  require monitoring.
The Company provides  monitoring for sites and the
corresponding data management services.
     The Company usually contracts for and manages
all aspects of the  work related to the completion of
a particular project.   In addition,  the  Company
performs all aspects  of  the  work  and certain
other  specialized  operations,  some  of   which
are subcontracted to other parties. The Company does, however, occasionally, contract to perform only certain aspects of a particular project.
The Company has submitted a number of bids for projects with other members of Limited.
Technologies Employed

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

Regulation

      The  business of the Company and its clients is
subject  to extensive,  stringent  and evolving
regulation  by  the  EPA  and
various other federal, state and local environmental
authorities. These  regulations directly impact the
demand  for  the  services offered  by the Company.
In addition, the Company is subject  to the  federal
Occupational Safety and Health Act,  which  imposes
requirements  for  employee  safety  and  health.
The   Company believes it is in substantial
compliance with all federal,  state and local
regulations governing its business.
      RCRA.  The Resources Conservation and Recovery
Act of  1976 ("RCRA")  is  the  principal federal
statute governing  hazardous waste generation,
treatment, storage and disposal.  RCRA, or EPA
approved  state programs may govern any waste
handling activities of  substance classified as
"hazardous".  The 1984 amendments  to RCRA
substantially  expanded its scope by, among  other
things,providing for the listing of additional wastes
as "hazardous" and providing  of  the  regulation of
hazardous wastes  generated  in lower    quantities
than   previously   had   been   regulated.
Additionally, the amendments impose restrictions on
land disposal of  certain hazardous wastes, prescribe
more stringent  standards for  hazardous  waste  land
disposal sites,  set  standards  for underground
storage tanks and provide for "corrective" action  at
or  near  sites of waste management units.  Under
RCRA, liability and  stringent operating requirements
may be imposed on a  person who is either a
"generator" or a"transporter" of hazardous waste, or
an  "owner" or "operator" of a waste treatment,
storage,  or disposal  facility.  The Company does
not believe  its  hazardous waste  remediation
services cause it to fall within any of  these
categories,  although it might be considered an
"operator"  of  a waste management facility of a
"generator" of hazardous waste  if it  were  to
control the collection, source, separation, storage,
transportation, processing, treatment, recovery  or
disposal  of hazardous  wastes,  including operation
of a treatment  unit  for remedial purposes.
      Regulation  of underground storage tanks (UST)
legislation, in  particular  Subtitle I of RCRA,
focuses on the regulation  of underground   tanks  in
which  liquid  petroleum  or hazardous
substances are stored and provides for the regulatory
setting for the  principal portion of the Company's
work.  Subtitle I of RCRA requires  owners of all
existing underground tanks  to  list  the age,
size, type, location and use of each tank with a
designatedstate  agency.   The EPA has published
performance standards  and financial  responsibility
requirements for storage tanks  over  a five
year period.  These regulations also require all new
tanks which are installed to have protection against
spills, overflows, and corrosion.  Subtitle I of RCRA
provides civil penalties of up to $15,000 per
violation for each day of non-compliance with tank
requirements and $10,000 for each tank for which
notification was not  given  or  was  falsified.
RCRA  also  imposes  substantial monitoring
obligations  on  parties which  generate,  transport,
treat, store or dispose of hazardous waste.
      Superfund  Act.  The Comprehensive
Environmental  Response, Compensation   and
Liability  Act  of  1980  ("Superfund Act")
generally addresses clean-up of inactive sites at
which hazardous waste  treatment, storage or disposal
took place.  The  Superfund Act  assigns joint and
several liability for cost of clean-up and damages to
natural resources to any person who, currently, or
at the  time  of disposal of a hazardous substance
who by  contract, agreement  or  otherwise arranged
for disposal or  treatment,  or arranged with a
transporter for transport of hazardous substances
owned or possessed by such person for disposal or
treatment;  and to  any person who accepts hazardous
substances for transport  to disposal or treatment
facilities or sites from which there  is  a release
or threatened release.  Among other things, the
Superfund Act  authorized the federal government
either to clean  up  these sites itself or to order
persons responsible for the situation to do so.  The
Superfund Act created a fund, financed primarily from
taxes  on  oil and certain chemicals, to be used by
the  federal government  to pay for the clean-up
efforts.  Where  the  federal government  expends
money for remedial activities  it  may  seek
reimbursement form the Potentially Responsible
Parties (PRPs).
     In October 1986, the Superfund Amendment and
Reauthorization act("SARA")   was  enacted  and  has
increased  environmental remediation  activities
significantly.  SARA  authorizes  federal
expenditures of $8.5 billion over five years, while
imposing more stringent  clean-up  standards and
accelerated  timetables.
Therequirements of SARA are expected to add 1,600 to
2,000 sites  to the national priority list.  Within
36 months of the enactment of SARA,  remedial
investigation and feasibility studies were to  be
conducted for at least 275 national priority list
sites, and were this  not  achieved  for at least 650
sites  within  five  years. Physical  on-site
remedial work was to be commenced for at  least 175
new  sites  in  the  36 months after enactment  and
for  an additional  200  sites  in the following 24
months.   SARA  also contains provisions which expand
the EPA's enforcement powers and which are expected to encourage and facilitate settlements with PRPs.
The Company believes that, even apart from funding authorized by SARA, industry and governmental entities will continue to try to resolve hazardous waste problems due to their need to comply with other statutory and regulatory requirements and to avoid liabilities to private parties.
      The liabilities provided by the Superfund Act could, under certain factual circumstances, apply to a broad rage of possible activities by the Company, including generation of transportation of hazardous substances, releases of hazardous substances, failure to properly design a clean-up, removal or remedial plan and failure to achieve required clean-up standards, leakage of removed wastes intransit or a the final storage site and remedial operations on ground water. Such liabilities can be joint and several where other parties are involved.

      Other.   The  Company's operations  are
subject to other federal laws protecting the environment, including the Clean Water Act and the Toxic Substances Control Act.

      Many states have also enacted statutes regulating the handling of hazardous substances, some of which are broader and more stringent than the federal laws and regulations.

Competitive Conditions

      The  markets  for  environmental remediation,
as  well  as demolition   and  asbestos  removal,
have  become increasingly competitive.   The  Company
competes with  many  different  firms ranging  from
small local firms to large national firms  some  of
which  have  greater financial and marketing
resources  than  the Company.  Competition in
environmental services is based  largely on
competitive  pricing and quality of service provided.
Other competitive  factors  include  geographic
location  as  well  as reputation.  Management
believes the Company is one  of  the  few firms
based  in  the Central and Upstate New  York  Region
that offers  a  high quality combination of
environmental services  at the most competitive
prices.  In addition, through its wide range of
environmental  services,  good  reputation  and
competitive pricing, the Company hopes to maintain a
competitive edge in  the environmental services
business.
      The  Company  operates field offices in
Syracuse,  Massena, Rochester  and Albany New York as
well as Braintree Massachusetts with   an additional
office in Canada.  While operations  in  the Syracuse
and Massena offices are substantial, the Rochester
and Albany  and  Braintree  offices  operate  on  a
skeleton  staff. Operations in Canada have been
minimal since inception.
Seasonality
      Typically  during the first quarter of each
calendar  year there  is  less demand for
environmental remediation due  to  the cold  weather,
particularly in the Northeast and Midwest regions. In
addition,  factory closings for the year-end holidays
reduce the  volume of industrial waste generated,
which results in lower volumes  of waste handled by
the Company during the first quarter of the following
year.
Customers
      The  Company's  client base includes industrial
companies, real   estate  developers,  auto  parts
manufacturers,  aluminum producers,  utilities, waste
disposal firms,  municipalities  and engineering
firms.  During 1997, the Company performed  services
for more than 250 clients.  These projects ranged
from short-term (three  months or less) to projects
which were on  going  for  12 months or more.  The
majority of the projects were short-term  in nature
and  continue to provide a substantial amount of
revenue for the Company.  During 1997, sales to
subsidiaries of O'Brien & Gere   Limited   (an
affiliated  party)  totalled  approximately
$1,507,364 or 22% of the Company's revenues.
Insurance
     The Company maintains commercial general
liability insurance which  provides aggregate
coverage limits of $5.0  million. The
Company   also  maintains  asbestos  liability  and
contractors pollution legal liability which provide
aggregate coverage limits of  $5.0  million
respectively.  In addition, the  Company  also
maintains  workers  compensation, comprehensive
automobile,  and Directors   and  Officers  liability
insurance.   The  Company's insurance  coverage is
consistent with the insurance requirements found in the environmental remediation industry.

Backlog

     As of December 31, 1997, the Company had a backlog of orders it believed to be firm of approximately $850,000.

Employees

      As  of March 15, 1998, the Company had a total
of 65  fulltime  employees between its headquarters
in Syracuse, NY and  its branch offices in Massena,
Rochester and Albany, NY and Braintree Massachusetts.
All   employees  of  St.  Lawrence   Industrial
Services, Inc., a wholly owned subsidiary, are
covered  by  union contracts.   The Company's union
contracts are negotiated  on  an annual basis and
cover wages, vacations, working conditions,  and
fringe  benefits.   The  Company has contracts  with
two  unions locally  in  the Massena area.  No other
employees are  currently covered by union contracts.
The Company's ability to retain  and expand  its
staff will be an important factor in determining  the
Company's   future  success.  The  Company  maintains
employment contracts  with  its  key managers in its
Massena  and  Syracuse branch  offices.  Manager
contracts are negotiated on  an  annual basis  and
encompass  items such as salary,  bonuses,  and  non
compete  clauses.   The  Company  does  not  maintain
key-person insurance for such personnel. The Company
considers its relations with  its employees to be
good, and the Company has never  had  a
work stoppage or threat of a work stoppage.
ITEM 2.  PROPERTIES
      The  Company's  executive  and  branch  office
located  in Syracuse,  New  York, occupies
approximately 17,000  square  feet leased  from
O'Brien  and Gere Property Development,  a  related
party,  at  a current monthly rate of $7,167
including utilities. The  terms of the lease extend
through June 30, 1998 and does not contain an
escalation clause.
      The Company owns a 13.93 acre parcel of land
located in the Town  of  Massena, St. Lawrence
County, New York.   This  parcel, which has
approximately  1,300 feet  of  frontage  on  the  St.
Lawrence River, is located in a protected area where
the water is forty-five feet deep.  This provides
excellent dockage for  local ships      and  also
ocean going ships utilizing  the  St.  Lawrence
Seaway.

      The land is improved with a well maintained concrete and creosote timbered dock that extends about 90 feet into the river and about 260 feet along the river bed. It is equipped with the necessary piping, valves and fittings to serve the former Metropolitan Oil Petroleum Tank Farm.
The land is improved with seven petroleum tanks that have a capacity of 472,000 barrels.
There are four support buildings on the premises, consisting of an office building, a combination office, shop and boiler room building; and two storage sheds.
     The Company is currently pursuing the sale of all or part of its Massena property and is currently discussing its sale with several parties. On
November 5, 1997 the Company entered into an option with O'Brien & Gere Property Development (an affiliated party) for the sale of the eastern portion of the property, the tanks and the dock for $ 2 million. (See additional discussion under ITEM 7 of this report).


In March of 1997, the Company signed a consent order issued by the New York State Department of Environmental Conservation which requires the Company to remediate its Massena, NY property.

      In  the  second quarter of 1997, the Company
began  digging test  pits  on  the  property to
determine the extent  of  ground contamination.  A
total of ten test pits were dug.  Eight of  the pits
were found to have no contamination and were closed
out  by New York State.  The remaining two pits had
low level indications of  contamination.  These areas
were excavated late in the  third quarter  of  1997.
The Company removed approximately  40  cubic yards of
contaminated material from the two pits and is
currently awaiting  final  closure  of the site by
New  York  State.   The company  also tested its
groundwater monitoring wells which  were also found
to be free of contamination therefore posing no
threat to  the  groundwater supply in the area.  The
Company  has  spent approximately $60,000 to clean
this site which has been  expensed in  1997.  As of
the date of this report, the Company is awaiting
final  closure  of  the  consent order  by  the  New
York  State Department of Environmental Conservation
and the Company believes the  extent  of the
contamination is minimal and will not  impair its
ability to sell the property.
       The  Company's  owned  equipment  consists
primarily   of construction equipment such as vacuum
trucks, tankers, forklifts, excavation equipment, pumps, generators and compressors, some of which have been specially modified for the Company's use.
Chemical trailers and other specialized equipment for short-term projects are typically leased form local equipment contractors.
ITEM 3. LEGAL PROCEEDINGS

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

      The  Company  held  a Special Meeting  of
Stockholders on December 26, 1997 to approve an ammendment to the Corporation's Certificate of Incorporation increasing the number of shares of Common Stock from 7,500,000 to 20,000,000.
Stockholders of record at the close of business on November 5, 1997 were entitled to notice of and to vote at the Special Meeting.


      The number of votes cast approving the ammendment were 2,496,808. The number of votes cast against the ammendment were 0.


ITEM  5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY
AND  RELATED STOCKHOLDER MATTERS

 (a) The shares of the Company's common stock are listed in the"Pink Sheets" and on the NASDAQ Bulletin Board under the symbol OTES.
 The high and low bid price for the shares of the Company's common stock of the following periods is as follows:



 Quarter Ended     High Bid    Low Bid
March 31, 1996       1 1/8       5/8
June 30, 1996        7/8         3/8
September 30, 1996   5/8         1/8
December 31, 1996    5/8         1/8
March 31, 1997       5/8         1/8
June 30, 1997        5/8         1/8
September 30, 1997   3/4         1/4
December 31, 1997    5/8         1/4
March 15, 1998       5/8         1/4

      The aforementioned prices reflect inter-dealer prices, without retail mark-up, mark down or commission and may not necessarily represent actual transactions.

     (b)  At March 15, 1998, there were approximately
152 holders of record of the Company's common stock.

      (c) The Company has never paid any dividends and does not anticipate paying dividends for the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA

                                   Year Ended
December 31
Statement of Operations Data
            1997      1996        1995       1994        1993 (5)
Project
Billings $6,993,221  $5,792,548 $7,145,587 $5,143,623 $4,648,574

Extraordinary
gain     $1,000,000      0           0         0          0

Net Loss
from
Continuing
Operations ($1,747,543)  ($1,553,320) ($847,037) ($1,131,139) ($587,084)

Net Loss
Per Share
from
Continuing
Operations
(Basic &
 Dilutive)   ($.32)         ($.32)       ($.17)      ($.25)      ($.20)





               1997          1996        1995        1994        1993
Balance
Sheet Data      (5)       (1)(2) & (3) (1)(2)&(4)

Total
Assets       $4,776,471   $5,155,409  $5,527,547   $6,269,756  $5,610,187

Long-Term
Obligations   $120,944    $875,000    $2,326,459    $1,681,686  $3,249,620

(1) On March 2, 1994, a shareholder of the Company converted its $1.0 million long-term obligation to Common Stock.

(2) On March 2, 1994, the Company paid off its subordinate debt to a shareholder. The long-term obligation as of December 31, 1993 was $681,516.

(3) April 6, 1994, the Company sold 170,000 shares of Common Stock for $255,000.

(4)  On November 1, 1995, the Company converted a
     $500,000 shortterm note to a long-term obligation.

(5)  On  October 14, 1997, the Company entered into
     an  agreement with its two largest creditors to
     convert all or part of its indebtedness  into
     common stock of  the  corporation.   The
     agreement  included forgiveness of   $1,000,000
     of  debt  by O'Brien & Gere Limited (a
     shareholder) and the conversion of $  540,000 of
     convertible debentures, plus accrued interest,
     into  1,080,000  shares of the Company's Common
     Stock.   In addition,  OnBank  &  Trust  Co.
     converted  $  2,811,070  of principal  and
     interest  into  5,622,140  shares   of   the
     Company's Common Stock.

ITEM   7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS
OF  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1997, the Company had cash and cash equivalents of $81,517 as compared to $19,077 at December 31, 1996.

      At  December  31, 1997, the Company had a
working  capital deficit  of  $217,156 compared to a
working  capital  deficit  of $2,978,958 at December
31, 1996, with a current ratio of .9 to  1 at  the
end of 1997 compared to .4 to 1 at the end of 1996.
The
decrease in the working capital deficit is primarily
attributable to  the conversion of debt to equity by
the Company's two largest creditors and the
foregiveness of $1,000,000 of debt.
      As  a result of recurring operating losses
during 1997, the Company's cash provided by financing
activities was due primarily to borrowings with
O'Brien & Gere Limited, (a shareholder) and  a bank.
     For the year ended December 31, 1997, the
Company's net cash used in operating activities was
$747,813 versus net cash used in operating
activities of $446,122 in 1996.  The  increasein
cash used  is  primarily  attributable to  the
increase  in  accounts receivable during the fourth
quarter of 1997.
      During  1997, the Company had capital purchases
of $195,188 which  were  financed  through operations
and  long  term  debt. Capital expenditures consisted
of a utility vehicle, dump  truck, vacuum  loader and
a laser water truck.
      On  October  14,1997, the Company entered into
a  borrowing agreement  with  a  new bank that
provided for  borrowings  on  a revolving  basis.  On
April 6, 1998 the agreement was amended  to provide
borrowings  up  to $1,000,000.  The  revolving  loan
is subject  to renewal at the banks option and is
payable on demand, or  if no demand is made
outstanding advances are due on February 16,  1999,
and are guaranteed by a shareholder for an amount
not to exceed $500,000.  Under the terms of the
guarantee, should the Bank be unable to recover the
full amount of outstanding balances from  the
Company's collateralized assets, the shareholder
agrees to purchase the Massena Port Facility for the
unrecovered balance up  to  a  maximum of $500,000.
Borrowings against the revolving loan aggregated
$500,000 at December 31,1997.
      On  October 14, 1997, the Company entered into
an agreement with  its  two largest creditors to
convert all or  part  of  its indebtedness   into
Common  Stock  of  the   Corporation.    The
agreements were executed on December 31, 1997.
YEAR  2000
      The  Company  recognizes the need to ensure its
operations will  not  be adversely impacted by year
2000 software  failures. The  Company  is  addressing
the risk  to  the  availability  and integrity of
financial systems and the reliability of operational
systems.  In 1998, the Company has upgraded its
financial systems to  comply with year 2000
requirements and has also undertaken an upgrade  of
its  headquarters information and  decision  support
systems.   The total cost of these systems projects
is  estimated
to $ 50,000 over the next 12 to 18 months.


THE MASSENA PORT FACILITY
     The Massena Port Facility is a former oil tank
farm which is located  on the St. Lawrence River in
Massena, NY.  The  property is  improved  with
several buildings and a  deep  water  docking
facility  for large ocean going ships. The property
is  still  a viable  location for a petroleum
distribution facility and  could still  function  as
one pending upgrades  of  tanks  and  diking systems
to   current   state  and  federal   guidelines.
Any improvements such as these would be treated as a capital expense in the year they were inccurred.
Currently, the Company uses the property for its Massena branch office headquarters, equipment storage and its Aqueous Treatment/360 Facility.

      In  1996, the Company reclassified the Massena
Property  to Assets  Held for Sale.
The property at that time had
a  carrying valve of approximately $ 1.9 million.
Due to the significance of the  carrying value of the
property, in March of 1997, management obtained  an
independent third party appraisal  to  support  its
carrying value.  Such appraisal included an
evaluation of similar sales plus a pending
transaction at the time.  The appraisal also included
an  evaluation of the time frame during  which  a
sale would  be  expected.   Based upon the  appraisal
report  and  an estimate  of the costs to sell,
management concluded  that  there was   no
impairment  of  the  property's  value  at  that
time. Management is currently reviewing several
options relative to the sale  and or lease of the
property however, due to the uniqueness of  the asset
and the absence of current quoted market prices  on
similar  properties,  management  anticipates  it
will  take   a prolonged period of  time to
consummate  such as sale or lease of the property.
Therefore, the Company recognized an impairment of $ 308,377, reducing the property's carrying value to $ 1,675,000 as of December 31, 1997.

CAPITAL RESTRUCTURING & BUSINESS OPERATIONS

The Company entered into letter of agreements with its two largest creditors, OnBank & Trust
Co.("OnBank")  and  O'Brien  & Gere  Limited ("OBG
Limited"), a shareholder on October 14, 1997, which were executed as of December 31, 1997, whereas OnBank and OBG Limited agreed to convert all or part of their indebtedness, including accrued interest, into Common Stock of the Company, and to forgive the remaining balance. OBG Limited, to which the Company was indebted for $1,540,000, including accrued interest of $140,000, forgave $1,000,000 of the debt and converted the balances into 1,080,000 shares of the Company's Common Stock.
OnBank, to which the Company was indebted for $2,811,070, including accrued interest of 75,332, converted their debt and accrued interest for 5,622,000 shares of the Company's Common Stock.
The price per share, of $.50, was negotiated with the two creditors and the Company based on the price of recent sales and their estimates of future risk

As a result of these transactions the Company has positive shareholders' equity, and has been able to obtain bank financing from another financial institution for working capital.

This restructuring has had a significant impact not only on the Company's financial position, but also on its operations and cash flows.Interest cost will be reduced from the $300,000 -
$400,000 per year level based on the new capitalization of the Company.

The Company is focusing on growing its operations throughout the Northeastern United States and Pennsylvania, two areas not pursued by the Company in the past. Secondly, a new sales force has been put in place to aggressively market its core business areas as well as expansion areas.
Third, the Company is continuing its focus on its core service lines with industrial and governmental customers which is expected to lead to and increase in recurring work.

In order to achieve its 1998 budgeted revenue and profit goals, the Company believes it can develop core service revenues throughout the Northeastern United States and Pennsylvania.The
Company has relocated two of its senior employees to the Eastern New York and Massachusetts regions to build a client base that will provide recurring core service revenue. With respect to its sales force, the Company has hired several sales representatives throughout the New England and Pennsylvania areas to pursue both private industrial and governmental opportunities.
Based on its 1998 budget, the Company will have adequate cash flow to meet its obligations as they come due. Through the first two months of 1998 the Company was profitable. However, there can be no assurance that the Company will be able to continue to meet its budgets and maintain adequate cash flows.



     RESULTS OF OPERATIONS
     This financial review should be read in
conjunction with the accompanying Consolidated
Financial Statements and related  notes thereto.


FACTORS THAT MAY AFFECT FUTURE RESULTS

      The Company's future operating results may be
affected by a number   of     factors,  including
the  Company's   ability   to:
successfully increase market share in its existing service territory while expanding its services into other markets; realize benefits from cost reduction programs; sell all or part of the Massena Property and utilize its facilities and work force profitability in the face of intense price competition.



     The Company's operations may be affected by the commencement and completion of major site remediation projects; seasonal fluctuations due to weather and budgetary cycles influencing the timing of customers' spending for remedial activities; the timing of regulatory decisions relating to hazardous waste management projects'; changes in regulations governing the management of hazardous waste and secular changes in the waste processing industry towards waste minimization and the propensity of delays in the remedial market.
As a result of these factors, the Company's revenue and income could vary significantly from quarter to quarter, and past financial performance should not be considered a reliable indicator of future performance.

      The  Company's business has not been
significantly affected by inflation during the periods discussed below.

1997 Compared to 1996

Revenues

      During  the  year  ended December 31, 1997,
the Company's revenues increased 21% to $ 6,993,221
as compared  to $ 5,792,548 reported for the previous
year  ended December  31,  1996.  A comparison of
revenues  by  service  line between  the  current
and prior year shows  the  following.  The asbestos
abatement and demolition business saw  an  increase
in revenues  of approximately $ 690,000 due to an
award of  a  large asbestos abatement project in the
fourth quarter of 1996 that was completed  in May of
1997.  The Company also saw an  increase  in revenues
of  approximately $325,000 in underground storage
tank removal  revenues.  The increase is attributable
to  the  Federal deadline  to  remove all underground
storage tanks (UST's)  which are  not  in  compliance
with the EPA guidelines for UST's.   The deadline to
remove out of compliance UST's is December 22,  1998.
The  Company expects to see a continued rise in this
service line during   1998.   Industrial  cleaning
services  remained  steady throughout  1997 as the
Company continued to focus its  marketing
efforts   in  this  area.   Emergency  Spill
Responses   revenue increased  approximately $150,000
during 1997. The increase was primarily attributable to a large oil spill in January of 1997. Finally, the Company saw an increase in the transportation and disposal business of approximately $100,000 as a result of the increased volume of UST jobs.

Project Costs and Gross Profit
     Project costs for the year ended December 31,
1997 increased 23%  to $ 4,959,449 from $ 4,036,846
for the year ended December 31,1996.   The  increase
in project costs is attributable to increased revenues. The gross profit margin for the year ended December 31, 1997 was 29% versus 30.3% for the year ended December 31, 1996. The decrease in the gross profit margin is attributable to an increase in public projects which typically produces a lower gross profit margin than private projects.
The Company also continues to see increasingly competitive market conditions which have forced the Company to bid jobs at a lower gross profit margin than in previous years.

Selling, General and Administrative Expenses
     During the year ended December 31, 1997 selling, general and administrative (SG&A) expenses decreased 1% to $ 2,569,486 compared to $
2,593,996 reported for the previous year.




Operating Loss
     For  the  year  ended  December  31,  1997,
the  Company's operating loss increased 13% to $
1,333,400 compared to a loss of $ 1,181,190 for the
previous year.  The increase in the operating loss
is primarily attributable to a non-cash charge of $
797,686 related  to  the write down of its Massena
Property  and  certain equipment held for use.  In
1996, the Company incurred a non-cash charge  of   $
342,896 related to the write down of certain equipment and intangible assets.

Interest Expense
     Interest expense increased 13% to $ 402,144 in 1997 compared to $ 357,173 in 1996. The increase in interest expense is attributable to increased borrowings from O'Brien & Gere Limited (a shareholder).

Extraordinary Gains
      In connection with the capital restructuring of the Company in 1997, O'Brien & Gere Limited,a shareholder forgave $1,000,000 of debt.
Net Loss
      The net loss after extraordinary gain of $1,000,000 for the year ended December 31, 1997 was $ 747,543 ($.14 per share basic & dilutive) compared to $ 1,553,320 ($.32 per share basic & dilutive) in 1996. As a result of the Company's net operating loss, there was no provision for federal income taxes recorded in 1997.

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

Net Loss

      The  net  loss  for the year ended December
31,  1996  was $1,553,320 ($.32 per share basic &
dilutive) compared to $847,347 ($.17  per share basic
& dilutive) in 1995. As a result of the Company's net operating loss, there was no provision for federal income taxes recorded in 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The consolidated financial statements of the Company and the report of Coopers & Lybrand L.L.P.
are submitted under Item 14 of this report.


ITEM  9.   CHANGES  IN  AND  DISAGREEMENTS  WITH
ACCOUNTANTS  ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                      PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

     The following table sets forth certain
information about the directors of the Company, all of whom were unanimously elected at the Annual
Meeting of Stockholders of the registrant on September 30, 1997 for a term of one year.






                              Year
                              First
Principal   Occupation       Elected
Certain   Other
Information

Terry L. Brown (46)
Director                      1991
Mr. Brown  has
served    in    his   present   position   as
Director    since November  1991.  He  previously
served  as  Vice  President  from November  1991  to
December 1996.  He has  served  as  President of
O'Brien  &  Gere  Technical Services  since
September  1991. He  has  served  as  a Director of
O'Brien & Gere  Limited  since August  of  1991.
From 1988 to September  1991,  he  served  as Vice
President   and  General  Manager  of   O'Brien   &
Gere Technical services.

Richard L. Elander (56)
Director                      1991
Mr. Elander has served
in  his    present    position    as    a
Director    since November  1991.  He  has  served as
Vice  President and  General Manager  from  June
1994 to December 1996.  He  also  served  as Chief
Executive Officer from November 1991 to June  1994.
Mr. Elander served  as  a Director of O'Brien &  Gere
Limited from August  1991  to December 1995.  From 1983 to
1996,  Mr.  Elander served as President  of O'Brien &
Gere Operations.

John R. Loveland (60)
Chairman of the Board and
Chief  Executive Officer      1994
Mr.Loveland  has served   in   his   present
position   since   June
1994.   He has  been a director of O'Brien & Gere
Engineers Inc. since 1973, he
served as President of O'Brien & Gere Engineers Inc.
from 1980 to December 1992. He has been Chairman of the Board of O'Brien & Gere Limited since 1989.

Cornellus B. Murphy, Jr. (52)
Director                      1991
Mr. Murphy has served in  his
current position since December1996.
He previously served as the Company's President from
June of 1994 to  December of 1996 and Chairman of the
Board  from November  of 1991  to June 1994.  Mr.
Murphy has been a Director of O'Brien  & Gere Limited
since 1985 and   O'Brien & Gere Engineers, Inc. from
1992 to 1997. Prior to that, Mr. Murphy served as Senior Vice President of O'Brien & Gere Engineers
Inc. and Chairman  of  the Board of O'Brien & Gere
Technical Services Inc. since 1992.  From 1982  to
1992, Mr. Murphy served as President of O'Brien  &
Gere Technical Services Inc. Mr. Murphy currently serves as President of O'Brien & Gere Limited.


Steven A. Sanders (52)
Director                      1991
Mr. Sanders is a partner  in  the
law firm of Beckman,Millman, and
Sanders.   Mr. Sanders served as President of the Law
Office  of Steven A. Sanders  P.C.  from 1992 to 1997.
Prior to that, he served as Counsel to Jacobs, Persinger & Parker from 1987 to 1992. Prior thereto, Mr. Sanders served as Senior Partner of the law firm Sanders and Srerchio.

EXECUTIVE OFFICERS OF THE COMPANY

 Name                     Age            Position Held

John R. Loveland          60        Chairman ofthe Board and
                                    Chief Executive Officer
Anthony R. Pongonis       45        President
Dennis S. Lerner          51        Secretary
Joseph M. McNulty         43        Treasurer
Christopher J. Polimino   32        Assistant Treasurer

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

      Mr.  McNulty has served his current position
since February 1993.   Mr.  McNulty has served as
Vice President of  Finance  of O'Brien  &  Gere
Limited since April of 1995 and serves as a Director of O'Brien & Gere, Inc. of North America.

ITEM 11. Executive Compensation

The  following  table  sets forth summary information
concerning compensation paid or accrued by the
Company for services rendered during the last three
fiscal years.
Summary Compensation Table
                                       Long Term Compensation
                 Annual                  Awards   Payments
                Compensation
Name and                          Other
Principal                         Annual      #     LTIP    All Other
Position         Year   Salary Compensation Options Payouts Compensation

John  R.
Loveland         1997  $19,200    -0-       50,000   -0-       -0-
Chairman & CEO   1996  $16,800    -0-        -0-     -0-       -0-
                 1995  $24,960    -0-        -0-     -0-       -0-

Year End Option Table

The  following  table  sets forth certain information  regarding stock options held as of December 31, 1997 by the named
executive officers.
                     Number of Securities     Value of Unexercised
                     Underlying Unexercised   Inthe-Money Options
  Shares             Options at F/Y/E         Options at F/Y/E (1)
  Acquired on  Value Exercisable UnexercisableExercisable Unexercisable
  Exercise #   Realized   #           #             #            #

John
R.
Love-
land 50,000      -0-     50,000       -0-           -0-          -0-

 (1) The options for all Executive Officers were out-of-the money on December 31, 1997 as the exercise price of the options exceeded the closing price of the Company's Common Stock as reported by the National Quotation Bureau Inc.

Compensation of Directors

     Directors of the Company are paid $500 for each
quarter plus reimbursement  for  their actual
expenses incurred  in  attending meetings.  At
December 31, 1997 the Company has accrued its  1996
Directors Fees which remain unpaid.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS  AND MANAGEMENT

     The following table sets forth certain
information regarding the beneficial ownership of the Company's Common Stock at March 15, 1998 by persons who, to the knowledge of the Board of Directors, beneficially own more than five percent of the outstanding shares of Common Stock of the Corporation.

      All voting power of the Corporation is vested in its Common Stock. As of the close of business on March 15, 1998, 11,555,123 shares of Common Stock par value $.01 per share were outstanding. Each share of Common Stock is entitled to one vote.

Name and Address     Number of Shares of Common    Percentage
of Beneficial Owner  Stock Beneficially Owned(1)    of Class

OnBank & Trust Co
101 S. Salina Street          5,622,140              48.6%
Syracuse, NY 13202

O'Brien & Gere Limited
5000 Brittonfield Parkway     3,148,200              27.2%
Syracuse, NY 13220

Richard L. Elander
3613 Melvin Drive South         329,365  (5)          2.9%
Baldwinsville, NY 13027

Terry L. Brown                    3,057  (2)(5)        <1%

Cornelius B. Murphy Jr.             667  (5)           <1%

Steven A. Sanders                 25,752 (3)(5)        <1%

John R. Loveland                 117,093 (4)(5)        1.0%

All Officers & Directors
as a Group (8 persons)             (2)(3)(4)(5)        4.2%

(1) The beneficial owners have sole voting and investment power over the shares owned.

(2) Includes 1,470 shares owned by Mr. Browns children as to which Mr. Brown disclaims beneficial ownership.

(3)  Includes 200 shares which are owned by Mr.
     Sanders' wife as custodian for the son as to which Mr. Sanders disclaims beneficial ownership.

(4)  Includes  50,000 shares issuable upon exercise
     of  currently exercisable  options.   Does not
     include  3,148,200  shares currently  owned  by
     Limited of which  Mr.  Loveland  is  a director.
     Includes 66,659 shares owned by  Mr.  Loveland's
     wife   as   to   which  Mr.  Loveland  disclaims
     beneficial ownership.

(5)  Director


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

      On July 1, 1995, the Company entered into a lease agreement with O'Brien & Gere Property
Development (an affiliate) to occupy approximately
17,000 square feet of office and garage space. The terms of the lease extend through June 30, 1998.
Total rent expense incurred in 1997 amounted to $89,000.

     On November 5, 1997, the Company entered into an option with O'Brien & Gere Property Development (an affiliated party) to sell the eastern portion of the Massena Property, the tanks and the dock for $ 2 million.

     During 1997, the Company provided $1,507,364 of remediation, sub-contract support and project services to subsidiaries O'Brien & Gere Limited, a shareholder. Services provided to O'Brien & Gere
Limited subsidiaries were at competitive rates which are bid on a project by project basis.

      The  Company purchases technical, accounting
and consulting services   from  subsidiaries  of
O'Brien  &  Gere  Limited,   a shareholder.  The
costs for these services amounted to $ 97,225 in 1997.


      The  Company had a $1,000,000 unsecured line of
credit with O'Brien & Gere Limited, a shareholder,
due on March 1, 1998.   On October   14,   1997  in
accordance  with  the  Company's   debt restructuring
plan,  O'Brien  &  Gere  Limited  forgave  the   $
1,000,000 unsecured line of credit. Interest expense amounted to $59,453 for 1997.

      The Company's revolving loan agreement is guaranteed by O'Brien & Gere Limited, a shareholder for an amount not to exceed $500,000.

      Steven A. Sanders, a director of the Company, a
partner  of The  Law  Offices  of  Beckman, Millman
and Sanders,  P.C.  which provides  professional
services  to  the  Company,  and  it   is anticipated
that it will continue to do so.


                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K
                                                        Page
(a)  Financial Statements and Exhibits

     (1) Report of Independent Auditors.                 F-1
         Consolidated Balance Sheets at
         December 31,  1997 and 1996.                    F-2
         Consolidated  Statements of
         Operations  for  the years
         ended   December  31,  1997,  1996 and 1995.    F-3
         Consolidated  Statements of
         Shareholders'  Equity (Deficit) for the
         years ended December 31, 1997,1996 and 1995. F-4 Consolidated Statements of Cash Flows for
         the years ended December 31,1997,1996 and 1995. F-5 Notes to Consolidated Financial Statements. F-6


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

          (21) Subsidiaries of the Company:
               St. Lawrence Industrial Services Inc.
               OP-TECH Environmental Services
               Limited - Ontario, Canada

(b)  Reports on Form 8-K
     The Company did not file any Current Reports on Form 8-K during the three months ended
     December 31, 1997.

(c)  Exhibits

10.1 Union  and  Employment  Contracts   (1)-
     Incorporated herein  by  reference  to the Company's  Form
     10-K/A  F/Y/E December 31,1996.

10.2 Voting Agreement

10.3 Memorandum of Agreement and Exchange



                     SIGNATURES

      Pursuant to the requirements of Section 13 or
15(d) of  the Securities  Exchange Act of 1934, the
Registrant has duly  caused this  report  to  be
signed on its behalf  by  the  undersigned,
thereunto duly authorized.
                                OP-TECH
Environmental  Services, Inc.
                                   (Registrant)
                              By:/s/ John R. Loveland
                              John   R. Loveland
                             Chief Executive Officer
                                 April 15,1998

      Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March 1998.


/s/ John R. Loveland
John R. Loveland                        Director and
                                        Chairman  of
                                        the Board(Chief
                                        Executive Officer)


/s/ Cornelius B. Murphy, Jr.
Cornelius B. Murphy, Jr.                Director


/s/ Terry L. Brown
Terry L. Brown                          Director


/s/ Richard L. Elander
Richard L. Elander                      Director


/s/ Steven A. Sanders                   Assistant Secretary
Steven   A.  Sanders                    and Director


/s/ Joseph M. McNulty
Joseph M. McNulty                       Treasurer


/s/ Christopher J.Polimino              Assistant Treasurer
Christopher J. Polimino












OP-TECH ENVIRONMENTAL

SERVICES, INC. AND SUBSIDIARIES

REPORT ON AUDITED CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 1997

Report of Independent Accountants




Shareholders and Board of Directors

OP-TECH Environmental Services, Inc. and Subsidiaries



 We have audited the accompanying consolidated balance sheets of OP-TECH Environmental Services, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OP-TECH Environmental Services, Inc. and Subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 As discussed in Note 5 to the consolidated financial statements, in 1996 the Company changed its method of accounting for the impairment of long-lived assets.









 Syracuse, New York

   March 13, 1998, except as to certain

   information contained in Note 6,

   for which the date is April 6, 1998

Consolidated Balance Sheets

December 31, 1997 and 1996


ASSETS 	 	 	 	 	 	 	 	 	 	 1997 	 	 	 1996



Current assets:

Cash and cash
equivalents 	 	 	 	 	 	  $81,517	 	  $19,077

Accounts receivable
(net of allowance
for doubtful
accounts
of approximately
$119,000 in 1997
and $33,000 in
1996):

Unaffiliated parties 	1,948,102     	890,028
Affiliated parties 	 	 	126,247      658,690
	  	 	 	 	 	 	 	 	 	 	2,074,349 	 	1,548,718

Costs on uncompleted
projects applicable
 to future billings 				132,590   			100,941

Prepaid expenses 							105,792   			117,082
Other assets   										78,653   			151,418

Total current assets		2,472,901 			1,937,236


Property and
equipment, net										622,979 			1,234,949

Assets held for sale		1,675,000 			1,908,677
Other assets 	 	 	 	 	 	 	5,591   		 	74,547
            							  $4,776,471   $5,155,409




LIABILITIES AND SHAREHOLDERS' EQUITY(DEFICIT)

Current liabilities:
Bank overdraft							  $224,458 		  $74,982
Notes payable
to bank 	  	 	 	 	 	 	 	500,000    	971,000
Accounts payable:
Unaffiliated parties 	1,008,236     879,084
Affiliated parties						118,159  			112,997
             									1,126,395  			992,081

Billings in
excess of costs
and estimated
profit on
uncompleted
 contracts     									309,927 			238,063

Accrued payroll
and related
liabilities 				  						272,772 			208,385

Accrued expenses
and other
 liabilities  										148,594 			233,562

Current portion of
long-term debt 									107,911		2,198,121

Total current
liabilities  									2,690,057		4,916,194

Long-term debt 									120,944   			-

Long-term notes
payable - shareholder 					-    			875,000

             											120,944 			875,000



Shareholders' equity
(deficit):

Common stock,
par value $.01
per share;
authorized	20,000,000
shares; 11,555,100
and 4,854,497 shares
outstanding as of
December 31, 1997
and 1996,
respectively 		 	 	 	 	 	115,551 	 	48,535

Additional
paid-in capital								7,773,555	 4,491,773
Accumulated deficit 		(5,923,636)(5,176,093)

           						  				1,965,470 		(635,785)



       						   				  $4,776,471 	$5,155,409



The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Operations

Years Ended December 31, 1997, 1996 and 1995







 	 	 	 	 	 	 	 	 	 	 1997 	 	 	 1996       1995

Project billings
and services 	 	 	$6,993,221 	$5,792,548	$7,145,587

Project costs 	 	 	4,959,449   4,036,846 	4,756,576
Gross margin	 	 	 	2,033,772   1,755,702 	2,389,011

Selling, general
and administrative
expenses          	2,569,486	 	2,593,996 	2,871,719

Provision for
impairment of
long-lived assets		 	797,686 		 	342,896 		 	-

Operating loss 	 	(1,333,400)	(1,181,190)	(482,708)

Other income
and expense:

Interest expense 			(402,144) 		(357,173) (357,460)

Other income
(expense), net							(11,999) 			(14,957)			(3,503)



     	    										(414,143)			(372,130) 	(360,963)



Loss before
income taxes
and extraordinary
item     									(1,747,543)  (1,553,320) (843,671)



State income taxes					-          			- 	    		3,366


Loss before
extraordinary
item 						   			(1,747,543)			(1,553,320)		(847,037)

Extraordinary gain
on forgiveness
of debt            1,000,000 	     	 	- 		     	-



NET LOSS 							  $(747,543) 		$(1,553,320) $(847,037)


Earnings per
common share -
basic and dilutive:

Loss before
extraordinary item				$(.32) 			     $(.32)   			$(.17)

Extraordinary item 			  .18      			    -    			    -



Net loss     									$(.14)       		$(.32)   			$(.17)


The accompanying notes are an integral part of the consolidated financial statements.


Consolidated Statements of Shareholders'  Equity
(Deficit)

Years Ended December 31, 1995, 1996 and 1997


	 	 	 	 	  	 	               	 	 	 	 	 	Additional
	 	 	     	 	 	 	 	 	 	 	 	 	Common 	 	 	Paid-in    Accumulated
           	 	 	 	 	 	 	 	 	 	Stock 	 	 	Capital 	 	 	Deficit     	Total

Balances at
December 31, 1994 								  $48,461	   $4,480,684  $(2,775,736) $1,753,409

Issuance of
3,962 shares 	         										39       		4,473        -        			4,512

Net loss  											           -             -    			(847,037)			(847,037)

Balances at
December 31, 1995 											48,500  			4,485,157 		(3,622,773) 			910,884

Issuance of
3,500 shares 					         						35       		6,616     			-        			6,651

Net loss               											-         			-  		(1,553,320)	(1,553,320)


Balances at
December 31, 1996 											48,535  			4,491,773			(5,176,093)			(635,785)



Conversion of debt
to 6,702,140 shares
                     									67,021 			3,284,049    			-     			3,351,070
Retirement of
1,537 shares           											(5) 			(2,267)     			-        			(2,272)

Net loss 						            					-        			- 	  		(747,543)   			(747,543)

Balances at
December 31, 1997 										$115,551 	$7,773,555 	$(5,923,636)		$1,965,470



The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

Years Ended December 31, 1997, 1996 and 1995

             	 	 	 	 	 	 	 	 	 	 1997 	 	 	 1996          1995

Operating activities:

Net loss  	 	 	 	 	 	 	 	    $(747,543) $(1,553,320) 	$(847,037)

Adjustments to
reconcile net loss
to net cash
(used in) provided
by operating
activities:


Extraordinary
gain on forgiveness
of debt 	            						(1,000,000)      			-       			-

Provision for
loss on accounts
receivable              	 	 	 	190,594 	 	 	131,290 	 	126,334

Depreciation
and amortization              	351,812 	 	 	486,021 	 	728,438

Provision for
impairment of
long-lived assets      								716,710   			342,896    			-

Interest expense
converted to
common stock           								166,836      			-       			-

Loss on disposal
of equipment       	 	 	 	 	 	 	 	-         	 	-   	 	 	3,770

(Increase) decrease
in operating
assets and	increase
(decrease)
 in operating
 liabilities:

Accounts receivable    						(716,225) 			(419,049) 			338,765

Costs on
uncompleted
projects	applicable
to future billings       					(31,649)    			1,258   		(1,141)

Prepaid expenses
and other assets          						84,055    			6,209  			(2,743)

Billings and
estimated profit
in excess	of costs
of uncompleted
contracts                  					71,864    		88,861 			(18,221)

Accounts payable
and other accrued
expenses                   					165,733 			469,712 			(19,471)

Net cash (used in)
provided by
operating activities   								(747,813)		(446,122)			308,694



Investing activities:

Purchases of
property and equipment									(120,488)		(153,953)		(503,640)

Proceeds from sale
of property and
equipment                       		7,793 	 	 	 - 	 	    	5,707

Net cash used
in investing
activities 	            							(112,695)			(153,953)		(497,933)

Financing activities:

Cash overdrafts        										149,476 	 		74,982    			-
Proceeds from notes
payable to banks and
long-term borrowings,
net of financing costs	 	 	 	 	 	511,904 	1,732,000 	 	231,621

Proceeds from notes
payable to shareholders 	 	 	 	 	525,000 	 	630,000 	 	140,000

Principal payments on
current and long-term
borrowings            										(263,432)	(1,856,525)	(310,998)

Proceeds from
issuance of
common stock              										-       			6,651  			4,512

Net cash provided
by financing activities 					 			922,948  			587,108 			65,135

Increase (decrease) in
cash and cash equivalents 								62,440  			(12,967)	(124,104)



Cash and cash equivalents
at beginning of year   											19,077   			32,044 		156,148



CASH AND CASH EQUIVALENTS
AT END OF YEAR          					     $81,517 		  $19,077	 $32,044



Non-cash items:
Conversion of debt
and related
accrued interest to
equity (including $166,836
of 1997 interest expense) 			  	3,351,070     			-      			-

Shareholders retirement
of common stock 	          									2,272     			-      			-

The accompanying notes are an integral part of the consolidated financial statements.


Notes to Consolidated Financial Statements

December 31, 1997, 1996 and 1995
1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Notes to Consolidated Financial Statements


December 31, 1997, 1996 and 1995

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

Concentration of Business Risk - Significant Customers

Sales to one customer, other than an affiliated party, amounted to $463,000, $428,989 and $1,777,468 in 1997,
1996 and 1995, respectively.  Accounts receivable at December
31, 1997, 1996 and 1995 include $102,510, $164,439 and $157,027, respectively, from this customer.

For the year ended December 31, 1997 two individual customers, including one shareholder, generated approximately
$1,970,000, or 28% of the Company's revenues.

Property and Equipment

Property and equipment are stated at cost.
Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation and amortization of assets including those recorded under capital leases is provided for using the straight-line method.

Assets Held for Sale

Assets held for sale are stated at the lower of carrying amount or fair value, determined by an independent appraisal, less cost to sell.

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



Notes to Consolidated Financial Statements

December 31, 1997, 1996 and 1995





1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

Earnings Per Share

The Company adopted SFAS No. 128, "Earnings Per
Share", as of December 31, 1997. Under the new standard, basic and diluted earnings per share are presented for each period in which a statement of operations is presented. Basic earnings per share is computed by dividing income less preferred stock dividends by the weighted average shares actually outstanding for the period. Diluted earnings per share includes the potentially dilutive effect of shares issuable under the employee stock purchase and incentive stock option plans. Due to the losses incurred by the Company, the impact of the outstanding options and warrants are anti-dilutive and therefore their impact has not been included in the dilutive earnings per share disclosure.

Reclassification

Certain amounts in the 1996 financial statements have been reclassified to conform to 1997 presentation.

Notes to Consolidated Financial Statements

December 31, 1997, 1996 and 1995


2.CAPITAL RESTRUCTURING AND BUSINESS OPERATIONS

The Company entered into letter of agreements with its two largest creditors, OnBank & Trust Co. ("OnBank") and O'Brien & Gere Limited ("OBG Limited"), a shareholder, on October 14, 1997, which were executed as of December 31, 1997, whereas OnBank and OBG Limited agreed to convert all or part of their indebtedness, including accrued interest, into Common Stock of the Company, and to forgive the remaining balance. OBG Limited, to which the Company was indebted for $1,540,000, including accrued interest of $140,000, forgave $1,000,000 of the debt and converted the balance into 1,080,000 shares of the Company's Common Stock. OnBank, to which the Company was indebted for $2,811,070, including accrued interest of $75,332, converted their debt and accrued interest for 5,622,000 shares of the Company's Common Stock. The price per share, of $.50, was negotiated with the two creditors and the Company based on the price of recent sales and their estimates of future risk.

As a result of these transactions the Company has positive shareholders' equity, and has been able to obtain bank financing from another financial institution for working capital.

This restructuring has had a significant impact not only on the Company's financial position, but also on its operations and cash flows. Interest cost will be reduced from the $300,000 - $400,000 per year level based on the new capitalization of the Company.

The Company is focusing on growing its operations throughout the Northeastern United States and Pennsylvania, two areas not pursued by the Company in the past. Secondly, a new sales force has been put in place to aggressively market its core business areas as well as expansion areas. Third, the Company is continuing its focus on its core service lines with industrial and governmental customers which is expected to lead to an increase in recurring work.

In order to achieve its 1998 budgeted revenue and profit goals, the Company believes it can develop core service revenues throughout the Northeastern United States and Pennsylvania. The Company has relocated two of its senior employees to the Eastern New York and Massachusetts regions to build a client base that will provide recurring core service revenue. With respect to its sales force, the Company has hired several sales representatives throughout the New England and Pennsylvania areas to pursue both private industrial and governmental opportunities.

Based on its 1998 budget, the Company will have adequate cash flow to meet its obligations as they come due. Through the first two months of 1998 the Company was profitable. However, there can be no assurance that the Company will be able to continue to meet its budgets and maintain adequate cash flows.
<Page Heading>Notes to Consolidated Financial Statements

December 31, 1997, 1996 and 1995



3.RELATED PARTY TRANSACTIONS

The Company purchases technical, accounting, and consulting services and rented certain office and warehouse space from a shareholder and its affiliates. The cost for these services amounted to $97,225, $150,743 and $122,924 in 1997,
1996 and 1995, respectively.

Additionally, the Company provided $1,507,364,
$1,109,963 and $1,637,499 of remediation, sub-contract support and project services to a shareholder and its affiliates for the years ending December 31, 1997, 1996 and 1995, respectively.

Interest expense on an unsecured line of credit with a stockholder was approximately $94,000, $59,500 and $16,000 in 1997, 1996, and 1995, respectively.



4.PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31:

         	 	 	 	 	 	 	 	 	 	 1997 	 	 	 1996

Furniture and fixtures 	 	 $35,033 	   $35,033
Office machines	 	 	 	 	 	 	44,399     133,920
Utility vehicles	 	 	 	 	 	101,140     184,941
Field equipment 	 	 	 	 	1,244,601   1,909,347
Aqueous treatment
system    	 	 	 	 	 	 	 	 	100,002  	 	332,909
    	 	 	 	 	 	 	 	 	 	 	1,525,175	 	2,596,150
Less: Accumulated
depreciation              	902,196	 	1,361,201

     	 	 	 	 	 	 	 	 	 	  $622,979 	$1,234,949



Depreciation expense approximated $282,000, $448,000 and $472,000 for 1997, 1996, and 1995, respectively.



5.IMPAIRMENT OF LONG-LIVED ASSETS

Assets Held for Sale

As a result of the Company's operating losses, and the need to increase cash flows, the Company decided, in the third quarter of 1996, to actively pursue the disposal of under utilized assets. The largest assets to be disposed are those associated with the Massena Port Facility ("Facility"). The Company acquired this asset in 1991 for the purpose of developing a large aqueous treatment facility. Although the Company has vigorously attempted to sell the Facility or find alternative uses, it has been unable to do so in the last twelve months. As a result, based upon management's evaluation of the Facility's fair value, the Company has recognized an impairment

Notes to Consolidated Financial Statements

December 31, 1997, 1996 and 1995

5.IMPAIRMENT OF LONG-LIVED ASSETS (Continued)

Assets Held for Sale (Continued)

loss of approximately $308,000 in the fourth quarter of 1997. Management's estimation of fair value is based upon an evaluation of existing facts and circumstances, including current real estate market conditions; the 1997 independent appraisal; a discount related to an estimated period of time to consummate the sale of the Facility; and certain other factors, less costs of disposal.

The components of Assets Held for Sale consist of the
following:
Massena Port Facility,
net of write down							 			 	$ 	1,595,000
Equipment       	 	 	 	 	 	 	 			 		80,000
       	 	 	 	 	 	 	 	 	 			 	$ 	1,675,000



Assets to be Held and Used

Due to the on-going operating losses, the Company has continuously evaluated whether there has been an impairment of its long-lived assets in accordance with the provisions of SFAS #121. As a result of this review, the Company recognized an impairment loss, based upon estimated undiscounted cash flows and a specific detailed review of fixed assets, of approximately $489,000 of its long-lived assets during the third quarter of 1997. No further write downs were deemed to be necessary by management at this time. Management will continue to monitor whether, as a result of future events, any further impairment of its assets has occurred.



6.	DEBT AND LEASE OBLIGATIONS

At April 6, 1998, the Company has an annually renewable borrowing agreement that provides borrowings up to $1,000,000 on a revolving loan basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. Advances are based upon 75% of certain accounts receivable, as defined in the loan document. The revolving loan is subject to renewal, at the bank's option and is payable on demand, or if no demand is made outstanding advances are due on February 16, 1999, and are guaranteed by a shareholder for an amount not-to-exceed $500,000. Under the terms of the guarantee, should the Bank be unable to recover the full amount of outstanding balances from the Company's collateralized assets, the shareholder agrees to purchase the Massena Port Facility for the unrecovered balance up to a maximum of $500,000. A wholly-owned subsidiary of the same shareholder currently has an option to purchase the Massena Port Facility for $2,000,000.

Notes to Consolidated Financial Statements

December 31, 1997, 1996 and 1995



6.DEBT AND LEASE OBLIGATIONS (Continued)

Borrowings against the revolving loan aggregated
$500,000 at December 31, 1997. Interest is charged at prime plus 1.5%, or 10% at December 31, 1997. The weighted average borrowing rates under short-term credit facilities was 10% and 10.25% at December 31, 1997 and 1996, respectively.

Long-term debt is summarized as follows at December
31, 1997:

Various equipment installment
obligations, due in aggregate monthly installment payments of
$8,992, including interest rates between 8.37% and 15%,
collateralized by equipment with a carrying value
of $260,134.
								                          $228,855
Less: Current portion													(107,911)
                   													  $120,944


Interest paid amounted to approximately $235,000, $326,000 and $357,000 in 1997, 1996 and 1995, respectively.

Scheduled principal payments on long-term debt, assuming the creditors do not call the debt, for the next five years are as follows:

         	 	 	 	 	 	 	 	1998  	 	$107,911
           	 	 	 	 	 	 	1999  	 	 	82,026
         	 	 	 	 	 	 	 	2000  	 	 	38,918

              	 	 	 	 	 	 	 	 	  $228,855



Office facilities, a portion of which is with an affiliate of the Company's shareholder, are leased under noncancelable operating leases expiring at various dates through 1999. Rent expense incurred amounted to $89,000, $120,314 and $98,720 in 1997, 1996 and 1995, respectively. Future minimum lease payments under noncancelable operating leases are as follows: 1998 - $50,572, 1999 - $7,818.

The Company incurred non-cash debt and capital lease obligations of $47,500 and $16,104 in 1997 and 1996, respectively, for the acquisition of equipment.



7.SHAREHOLDERS' EQUITY

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

Notes to Consolidated Financial Statements

December 31, 1997, 1996 and 1995

7.SHAREHOLDERS' EQUITY (Continued)

Stock options granted under the Plan allow the Eligible Employee to purchase the Company's common stock, for a period not to exceed three years, at the price established at the grant date. Options granted under the Plan must specify option periods ending not more than ten years from the date of grant. The following table summarizes option activity of the Plan during 1997, 1996 and 1995:

                                										Weighted 			No. of
									                                 	Average 			Shares
									                                	Exercise 			Under
                                 											Price 			Options



Balance at December 31, 1994      									$2.50 			250,000

			Options granted                       				- 	     		-

Balance at December 31, 1995     									  2.50 			250,000

			Options granted                  							  -      			-

			Options forfeited                								 -      			-

Balance at December 31, 1996      									 2.50 			250,000

			Options granted                 								 1.50  			50,000

			Options expired                								 (2.50)		(250,000)

Balance at December 31, 1997       									 1.50 			50,000


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

On March 2, 1994, the Company issued to Summit
Capital Associates, Inc. two separate warrant certificates to purchase 146,250 and 125,000 shares, respectively, of common stock at a price of $1.65 per share. These warrants expired on March 1, 1998.

As of December 31, 1997, the Company has reserved a total of 321,250 shares of common stock for issuance under the agreements discussed above. No options or warrants have been exercised.

During 1997 certain directors returned 500 shares of common stock to the Company for no consideration. Said shares were then retired by the Company.

Notes to Consolidated Financial Statements

December 31, 1997, 1996 and 1995

8.INCOME TAXES

The Company has net operating loss carryforwards of approximately $5,425,000 for income tax purposes that expire through the year ending December 31, 2012. State income taxes and franchise taxes paid were $366 in 1997 and 1996.

Deferred income taxes reflect the net tax effect of
temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, the Company increased their valuation allowance by $118,408 and $541,505 in 1997 and 1996, respectively, due to the uncertainty
of realizing the deferred tax assets in future years.   The
Company has recorded a valuation allowance, amounting to the entire net deferred tax asset, due to the historical losses incurred by the Company.

Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows:

            	 	 	 	 	 	 	 	 	 	 1997 	 	 	 1996

Deferred tax liabilities:
Tax over book depreciation 	  $60,218	   $154,626
Deferred tax assets:

Net operating
loss carryforward 		   		 	$1,844,768	 $1,817,757
Accounts receivable
reserve 	 	 	       	 	 	 	 	 	24,602 	 	 	11,259
Other 	 	          	 	 	 	 	 	 	6,289 	 	 	22,643
Total deferred tax assets  	1,875,659	 	1,851,659

Valuation allowance
for deferred assets   	 	 	(1,815,441)	(1,697,033)

Deferred tax assets	 	 	 	 	  $60,218 	 	$154,626

Net deferred taxes 	       						$ 	0      		$ 	0


9.EMPLOYEE BENEFIT PLAN

During 1992 the Board of Directors approved an employee retirement plan which covers substantially all employees. The Plan is funded by voluntary employee contributions which are matched by the Company at a designated percentage, and additional contributions by the Company at the discretion of the Board of Directors. There were matching contributions to the plan of $9,137, $12,083 and $10,108 in 1997, 1996 and 1995, respectively, by the Company. The Company did not make any discretionary contributions to the Plan in 1997, 1996 and 1995.



Notes to Consolidated Financial Statements

December 31, 1997, 1996 and 1995



10.COMMITMENT AND CONTINGENCIES

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

              MEMORANDUN OF AGREEMENT AND EXCHANGE


THIS MEMORANDUN OF AGREEMENT AND EXCHANGE (hereinafter referred to as the
"Memorandum") made by and among ONBANK & TRUSR co., 101 South Salina Street, Syracuse, New York 13202 (hereinafter referred to as the "Bank") and OP-TECH ENVIRONMENTAL SERVICES, INC., 6392 Deere Road, Syracuse, New York 13206 (hereinafter referred to as "OP-TECH") and O'BRIEN & GERE LIMITED, 5000 Brittonfield Parkway, East Syracuse, New York 13057 (hereinafter referred to as "O'Brien & Gere") on the date set forth below.

                      W-I-T-N-E-S-S-E-T-H:


         WHEREAS, the Bank holds claims against Op-Tech in the total amount of 2,811,070.69 million dollars secured by various security interests and mortgage liens upon property of Op-Tech, all of which claims and liens, etc. are evidenced by various loan documents ("hereinafter referred to as the "Loan Documents") ; and WHEREAS, O'Brien & Gere holds claims against Op-Tech in the total amount of 1.54 million dollars (including all accrued interest) which claims are evidenced by various notes and other documents (hereinafter referred to as "O'Brien & Gere Indebtedness"); and WHEREAS, Op-Tech has requested that the Bank and O'Brien & Gere cooperate in the restructuring of the obligations of Op-Tech; and WHEREAS, O'Brien & Gere is willing to accommodate the request of Op-Tech by forgiving one million dollars of the O'Brien & Gere Indebtedness and exchanging .54 million dollars of the O'Brien & Gere Indebtedness in consideration of the issuance by Op-Tech of its common stock; and WHEREAS, the Bank is willing to accommodate the request of Op-Tech by exchanging all of its claims against Op-Tech and the collateral security therefor in the consideration of the issuance by Op-Tech of its common stock. WHEREAS, the Bank is willing to accommodate the request of Op-Tech by exchanging all of its claims against Op-Tech and the collateral security therefor in the consideration of the issuance by Op-Tech of its common stock. NOW, THEREFOR, the Bank and Op-Tech and O'Brien & Gere do hereby agree, represent and covenant as follows: Simultaneously with the execution hereof Op-Tech has duly issued, tendered and delivered to the Bank a certificate (hereinafter referred to as the "Bank Certificate") demonstrating the ownership by the Bank of 5,622,140 million shares of the common stock of Op-Tech. Simultaneously with the execution hereof, the Bank has tendered and delivered to Op-Tech by assignment all of the original Loan Documents in consideration of the delivery to the Bank of the
aforesaid Bank certificate by     Op-Tech.  Simultaneously with
the execution hereof, Op-Tech has duly issued, tendered and delivered to O'Brien & Gere a certificate (hereinafter referred to as the "O'Brien & Gere Certificate") demonstrating the ownership by O'Brien & Gere of 1.08 million shares of the common stock of Op-Tech. Simultaneously with the execution hereof, O'Brien & Gere has cancelled the O'Brien & Gere Indebtedness and exchanged part of the O'Brien & Gere Indebtedness in consideration of the delivery to O'Brien & Gere of the aforesaid O'Brien & Gere Certificate by Op-Tech. The transactions described herein were executed pursuant and subject to and in reliance upon and in consideration of the terms, provisions and conditions of the Letter Agreement executed by and among the Bank, Op-Tech and O'Brien & Gere dated as of October 13, 1997, and the voting Agreement executed between the Bank and O'Brien & Gere on or about even date herewith , and the Assignment executed and delivered by the Bank to Op-Tech on or about even date herewith, and the cancellation and exchange of the O'Brien & Gere Indebtedness executed and delivered by O'Brien & Gere to Op-Tech on or about even date herewith, and the letter issued by Op-Tech to the Bank on or about even date herewith, and the letter issued by Op-Tech to O'Brien & Gere on or about even date herewith, and this Memorandum (cumulatively referred to as the "Exchange Documents"), all of which terms, provisions and conditions shall survive the execution of this Memorandum and the exchange of the aforesaid Bank Certificate and Loan Documents, and aforesaid O'Brien & Gere Certificate and cancellation and exchange of the O'Brien & Gere Indebtedness, and shall continue in full force and effect thereafter. Op-Tech shall pay all of the costs and expenses to be accrued or incurred for the Bank's filing of Forms 3 and 13 (g) with the Securities and Exchange Commission. The transactions described herein, this Memorandum, and the other Exchange Documents shall not in any way affect, amend, modify, terminate or discharge any agreement, contract or instrument heretofore executed and delivered by O'Brien & Gere to the Bank, or any obligation or liability of O'Brien & Gere to the Bank arising therefrom, all of which shall remain in full force and effect.


Date:   March___,  1998



OP-TECH ENVIRONMENTAL                  O'BRIEN & GERE LIMITED
       SERVICES, INC.


By:  ______________________                      By:
_____________________
          John R. Loveland,
Cornelius B. Murphy Jr.
          Chief Executive Officer                       President


ONBANK & TRUST CO.


By:  ______________________
                                             Title







                    VOTING AGREEMENT

     AGREEMENT dated as of March 25, 1998, between ONBANK & TRUST CO., ("OnBANK") with a mailing address at PO Box 4983, Syracuse, New York 13221-4983 and O'Brien & Gere Limited ("OBG") with an office at 5000 Brittonfield Parkway, East Syracuse, NY 13057.

                       W-I-T-N-E-S-S-E-T-H

    WHEREAS, OnBank will become a shareholder of OP-TECH Environmental Services, Inc.("OP-TECH") through an exchange of debt for common stock and OBG is presently a shareholder of OP-TECH, and WHEREAS, OnBank and OBG own approximately 49% and 27% of the outstanding common stock of OP-TECH, and WHEREAS, the parties to this agreement are desirous of establishing certain rights and relationship between themselves, NOW, THEREFORE, in consideration of the mutual covenants contained herein, the parties hereto covenant and agree as follows:
1.   For a term of five (5) years from the date hereof (the
  "Term"), OBG covenants and agrees that so long as it shall continue to own voting shares of OP-TECH, it will vote all such shares in any election of directors in such manner as to elect up to two(2) nominees of OnBank to the Board of Directors. In the event the OP-TECH board of directors shall consist of five (5) members, it shall support the nomination of one (1) nominee to the board; in the event of a larger board, it will support the nomination of two(2) nominees to the board.
2.   Notwithstanding anything herein to the contrary, OnBank &
  Trust Co. shall not at any time be required or obligated to nominate any persons for election to the Board of Directors of Op-Tech.
3. OnBank has advised OBG that it is their intention to liquidate its common stock position in OP-TECH during the period of the Term. While OBG has not determined its policy regarding its disposition of OP-TECH common stock, should it elect to sell share, it will not do so at a faster rate than OnBank disposes of shares. The parties recognize that they will periodically confer to carry out the intent of the paragraph.
4. This agreement shall be binding upon and inure to the benefit of the parties hereto and any person or transferee to whom common stock of OP-TECH is transferred ("Transferee") (other than a Transferee who purchases such stock in the public market) and the respective heirs, executors, administrators, successors and assigns of the parties (or Transferee) hereto.
5. All matters relating to this Agreement shall be governed and construed by an under the laws of the State of New York.

IN WITNESS WHEREOF, the parties have caused this Agreement to be executed as of the day and year first above written.

ONBANK & TRUST CO.

BY:__________________
      Name:
      Title:

O'Brien & Gere Limited

By: _________________
      Name:
        Title:
BECKMAN, MILLMAN & SANDERS, LLP
                           ATTORNEYS AT LAW
116  JOHN STREET, NEW YORK,  N.Y.  10038

                                                      TELEPHONE
                                        (212) 406-4700
                                                      TELECOPIER
                                        (212) 406-3750


                         HUNGARY OFFICE
                          VACI UTCA 18
                                         1052
                        BUDAPEST, HUNGARY

                                   TELEPHONE: (361)266-5987


                                   March 25, 1998



OnBank & Trust Co.
101 South Warren Street
Syracuse, New York  13202

Melvin & Melvin, LLP
217 South Salina Street
Suite 700
Syracuse, New York  13202


     Re:  Exchange ("Exchange") of indebtedness owed by Op-Tech
             Environmental Services, Inc.  ("Op-Tech") to OnBank
&
             Trust Co. ("Bank") in the aggregate amount of $2,735,738.27 principal and $75,332.42 interest accrued
             through December 1, 1997 ("Debt") in consideration of
             issuance to the Bank of 5.6 million shares ("Stock") of
             the common stock of Op-Tech evidenced by a certificate (s)
            ("Certificate") thereof

Gentlemen:

We have acted as counsel to Op-Tech in connection with the Exchange. Said Exchange will be executed pursuant to the Letter Agreement ("Letter Agreement") executed among the Bank, Op-Tech and O'Brien & Gere, Limited ("OBG") dated as of October 13, 1997; Memorandum of Agreement and Exchange ("Memorandum") executed among the Bank, Op-Tech and OBG on or about even date herewith; Voting Agreement executed among the Bank and OBG on or about even date herewith; Letter ("Op-Tech Letter") issued by Bank to Op-Tech (all of which including the Certificate are referred to cumulatively as the "Exchange Documents").

In connection with this opinion, we have reviewed the proceedings of Op-Tech in relation to the Exchange and the Exchange Documents, and such other documents, representations, statements and certificate of public officials, Op-Tech, and others as we have deemed relevant or proper as a basis for our opinion set forth herein. In addition, we have assumed the genuineness of signatures on original documents and the conformity to the original of all copies.





BECKMAN, MILLMAN & SANDERS, LLP

     Based on the foregoing and such other investigations as we deem proper and advisable we are of the opinion that:

Op-Tech is a duly organized, validly existing corporation, and is in good standing under the laws of the State of Delaware, has the power to own its assets and to transact the business in which it is presently engaged.
Op-Tech has an authorized capitalization consisting of twenty million (20,000,000) shares of common stock $.01 par value, of which as of December 31, 1997, 11,555,123 shares were outstanding and 231,250 shares were issuable pursuant to the options outstanding.
The execution and delivery by Op-Tech of the Exchange Documents and the performance by Op-Tech thereunder as provided for therein
(a) have been duly authorized by all necessary action, (b) do not contravene any law or governmental regulation or, to the best of our knowledge, any contractual restriction binding on or affecting them or any of their properties, and (c) the execution, delivery and perfection thereof are within the capacity and power of each of the persons who have executed the Exchange Documents on behalf of Op-Tech.
No consent or approval of any person, and no consent, license approval, authorization, or declaration of any governmental authority, bureau, or agency of the United States of America or the States of New York or Delaware, or to the best of our knowledge, of any other jurisdiction is or will by required in connection with the execution, delivery or performance by Op-Tech of the Exchange Documents.
The execution and delivery of the Exchange Documents and the performance by Op-Tech thereunder, are in compliance with and will not violate any New York or Delaware or federal law ((including, without limitation, the Securities Act of 1933, as amended ("Act"), the Securities Exchange Act of 1934, or New York General Business law Article 23-A)), rule or regulation of general applicability, or any judgement, order, decree, writ or injunction known to us to be binding on or applicable to Op-Tech and will not contravene the Certificate of Incorporation or by-laws of Op-Tech.
The Exchange Documents have been duly executed and delivered by Op-Tech and, assuming the due execution and delivery where appropriate, by the Bank. Each of such Exchange Documents constitutes the valid and legally binding obligation of each of the parties who have executed it, and it is enforceable in accordance with its terms.
Upon the issuance and delivery to it of the Certificate, the Bank will be the absolute owner, free and clear of the rights or interest of any party of 5.6 million shares of the common stock of Op-Tech. The stock will be fully paid for, non-assessable and validly issued pursuant to the exemption provided by Section 4(2) and/or 4(6) of the Act. None of the other shareholders of Op-Tech have or will have any pre-emptive rights with respect to either the Certificate or the Stock or any shares of Op-Tech issued hereafter. At the time of its issuance, the Stock will not be registered and the Certificate will bear a Rule 144 legend.
Other than an obligation to file Forms 3 and 13(d) under the Securities Exchange Act of 1934, no other obligations or duties accrue to the Bank by virtue of its acquisition and/or ownership of the stock and/or execution and performance of the Exchange Documents.

It is acknowledged that the company's information statement noticed a special meeting of stockholders to be held December 26, 1997 at the offices of the company. We are advised that no stockholders appeared at the meeting. We are further advised that on December 27, 1997, OBG and Richard L. Elander, holders of a majority of the common stock of the company, executed a consent of shareholders approving an amendment to the company's certificate of incorporation. We are of the opinion that stockholders approval of the above mentioned amendment was duly authorized.









The above mentioned information statement recited in part that the company had no obligation to file a registration statement providing for a sale of company shares owned by bank and OBG. We are advised by the company that at the time the information statement was distributed, it believed they were under no obligation to file a registration statement. We are of the opinion that because it subsequently became necessary for the company to agree to file a registration statement for the sale of shares owned by Bank to complete a debt for stock exchange, such action did not render the information statement defective.

The Above opinions are provided solely for your benefit in connection with the transactions described above and may not be used or relied upon, or published or communicated to, any other person, without our prior written consent.

Accompanying this letter is a certificate of malpractice insurance in the amount of $2,000,000 addressed to the Bank for the Bank's reliance concerning this letter and the Exchange.



                                   Very truly yours,

                                   Beckman, Millman & Sanders,
                                   LLP


                                   By: _________________________
                                                  Steven A.
Sanders, a partner
                                                  of the firm




  Sworn to before me
  This 25th day of March, 1998



   _______________________
   notary public




















           MACKENZIE SMITH LEWIS MICHELL & HUGHES, LLP
                           LAW OFFICES


OnBank & Trust Co.
101 South Warren Street
Syracuse, New York  13202

Melvin & Melvin, LLP
217 South Salina Street
Suite 700
Syracuse, New York  13202

RE:   Restructure of Debt of OP-TECH Environmental Services, Inc.
("OP-TECH") including the Exchange ("Exchange") for common stock of OP-TECH of the indebtedness owed by OP-TECH to OnBank & Trust Co. ("Bank") and the forgiveness and exchange ("Replacement") for common stock of OP-TECH of the indebtedness owed by OP-TECH to O'Brien & Gere Limited ("OBG")

Gentlemen:
We have acted as counsel to OBG in connection with the exchange and the replacement. Said exchange and replacement will be executed pursuant to the letter agreement ("Letter Agreement") executed among the Bank, OP-TECH and OBG dated as of October 13, 1997 ; Memorandum of Agreement and Exchange ("Memorandum") executed among the Bank, OP-TECH and OBG on or about even date herewith; Voting Agreement executed among the bank, and OBG on or about even date herewith; Letter ("OP-TECH Letter") issued by OP-TECH to the Bank and OBG on or about even date herewith; and assignment issued by the bank to OP-TECH (all of which are referred to cumulatively herein as the "Exchange and Replacement Documents").
In connection with this opinion, we have reviewed the proceedings of OBG in relation to the Exchange and Replacement Documents, and such other documents, representations, statements and certificates of public officials, OBG, and others as we have deemed relevant or proper as a basis for our opinion set forth herein. In addition, we have assumed the genuineness of signatures on original documents and the conformity to the original of all copies submitted to us as photocopies or conformed copies.
Based on the foregoing and such other investigations as we deem proper and advisable we are of the opinion that:
1. OGB is a duly organized, validly existing corporation, and is in good standing under the laws of the State of New York, has the power to own its assets and to transact the business in which it is presently engaged.
2. The execution and delivery by OBG of the Exchange and Replacement Documents and the performance by OBG thereunder as provided for therein (a) have been duly authorized by all necessary action, (b) do not contravene any law or governmental regulation or, to the best of our knowledge, any contractual restriction binding on or affecting them or any of their properties, and (c) the execution, delivery and perfection thereof are within the capacity and power of each of the persons who have executed the exchange and replacement documents on behalf of OBG.
3. No consent or approval of any person, and no consent, license, approval, authorization, or declaration of any governmental authority, bureau, agency of the United States of America or the State of New York, or to the best of our knowledge, of any other jurisdiction is or will be required in connection with the execution, delivery or performance by OBG of the exchange and replacement documents.
4. The execution and delivery of the exchange and replacement documents and the performance by Obg thereunder, are in compliance with and will not violate any New York or federal law, rule or regulation of general applicability, or any judgement, order, decree, writ, injunction or agreement known to us to be binding on or applicable to OBG and will not contravene the certificate of incorporation or by-laws of OBG.
5. The exchange and replacement documents to which OBG is a party have been duly executed and delivered by OGB. Each of such exchange and replacement documents which was executed by OBG constitutes the valid and legally binding obligation of OBG, and it is enforceable in accordance with its terms, except as such may be limited by applicable federal or state law relating to bankruptcy, reorganization or insolvency, or other law generally affecting the enforcement of creditors' rights and remedies.
The above opinions are provided solely for your benefit in connection with the transactions described above and may not be used or relied upon, or published or communicated to, any other person, except the bank's counsel, Melvin & Melvin, LLP, without our prior written consent.

Very truly yours,
MACKENZIE SMITH LEWIS MICHELL & HUGHES, LLP






              OP-TECH ENVIRONMENTAL SERVICES, INC.
                         6392 DEERE ROAD
                    SYRACUSE, NEW YORK  13206

                         March 25, 1998



OnBank & Trust Co.


Gentlemen:
OnBank & Trust Co. ("OnBank") has become the owner of approximately 49% of our common stock. These shares have been issued to you pursuant to exemptions under the securities act of 1933, as amended (the "Act"). The certificate (s) evidencing ownership of the shares bear a rule 144 restrictive legend.
We acknowledge that OnBank has accepted the legended  certificate
(s) with the specific understanding and agreement that our company will use its best efforts to provide for registration of the shares during the early part of the year 2001 but no later than April 30, 2001.
You are aware that the registration statement will be subject to review by the securities and exchange commission. Upon the registration statement being declared effective the legended certificates referred to above will be exchanged for unlegended stock certificates.
All expenses, other than underwriting discounts and commissions, if any, incurred in connection with the registration filing and/or qualification, including without limitation, all registration, listing, filing and qualification fees, printers and accounting fees, shall be borne by the company.

Cordially,

OP-TECH Environmental Svcs., Inc.





Gentlemen:
O'Brien & Gere Limited ("OBG") has become the owner of approximately 27% of our common stock. These shares have been issued to you pursuant to exemptions under the Securities Act of 1933, as amended (the "Act"). The certificate (s) evidencing ownership of the shares bear a rule 144 restrictive legend.
We acknowledge that OBG has accepted the legended certificate (s) with the specific understanding and agreement that our company will use its best efforts to provide for registration of the shares during the early part of the year 2001 but no later than April 30, 2001.
You are aware that the registration statement will be subject to review by the securities and exchange commission. Upon the registration statement being declared effective the legended certificates referred to above will be exchanged for unlegended stock certificates.
All expenses, other than underwriting discounts and commissions, if any, incurred in connection with the registration filing and/or qualification, including without limitation, all registration, listing, filing and qualification fees, printers and accounting fees, shall be borne by the company.

Cordially,
OP-TECH Environmental Svcs., Inc.