Form 10-Q
period 1998-03-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 1998-05-15
CIK 858748

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q


[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15  (D)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending     March 31, 1998

                               OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (D)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to


Commission file No.  0-19761


              OP-TECH Environmental Services, Inc.
     (Exact name of registrant as specified in its charter)



Delaware                           91-1528142
(State or other jurisdiction of
incorporation or                   I.R.S Employee
organization)                      Identification No.)


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

                     Yes   X   or No


             APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate  the number of shares outstanding of each  of  the issuer's  classes  of common stock, as of the latest  practicable
date.   11,555,123
                              INDEX




        OP-TECH Environmental Services, Inc. and Subsidiaries


Part         I.                     FINANCIAL         INFORMATION
Page No.


     Item 1.        Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
March 31,   1998   and  December   31,   1997  (Audited)....3

Condensed Consolidated Statements of Operation
Three months ended March 31, 1998 and March 31,1997 ........4

Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 1998 and March 31,1997.........5

Notes to Condensed  Consolidated Financial Statements(Unaudited).....6


Item  2.  Management's Discussion  and  Analysis  of Financial
          Condition and Results of Operations...............8



Part II.  OTHER INFORMATION ...............................12



          SIGNATURES ......................................13



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


3. The Company entered into letter agreements with its two largest creditors, OnBank & Trust Co. ("OnBank") and O'Brien & Gere Limited ("OBG Limited"), a shareholder, on October 14, 1997, which were executed as of December 31, 1997, whereas OnBank and OBG Limited agreed to convert all or part of their indebtedness, including accrued interest, into Common Stock of the Company, and to forgive the remaining balance. OBG Limited, to which the Company was indebted for $1,540,000, including accrued interest of $140,000, forgave $1,000,000 of the debt and converted the balance into 1,080,000 shares of the Company's Common Stock. OnBank, to which the Company was indebted for $2,811,070, including accrued interest of $75,332, converted their debt and accrued interest for 5,622,000 shares of the Company's Common Stock. The price per share, of $.50, was negotiated with the two creditors and the Company based on the price of recent sales and their estimates of future risk.


      As a result of these transactions the Company has positive shareholders' equity, and has obtained a revolving loan agreement that provides for borrowings up to $1,000,000 from another financial institution.






      The revolving loan is subject to renewal at the bank's option and is payable on demand, or if no demand is made, outstanding advances are due on February 16, 1999 and are guaranteed by a shareholder for an amount not to exceed $500,000.

      The restructuring has had a significant impact not only on the company's financial position, but also on its operations and cash flows. Interest cost will be reduced from the $300,000 - $400,000 per year level to less than $150,000 per year based on the new capitalization of the Company.

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

      Based on its 1998 budget and first quarter results, the Company will have adequate cash flow to meet its obligations as they come due, however, there can be no assurance that the Company will be able to continue to meet its budgets and maintain adequate cash flows.

4. The Company purchased technical, accounting and consulting services and rented certain office space from a shareholder and its affiliates. The costs for these services amounted to $73,324 and $92,903 for the quarters ended March 31, 1998 and 1997 respectively.

      Additionally, the Company provided $90,556 and $686,366 of remediation, sub-contract support and project services to a shareholder and its affiliates for the quarters ended March 31, 1998 and 1997 respectively.



                 PART I - FINANCIAL INFORMATION

Item No. 2

               Management's Discussion and Analysis of
            Financial Condition and Results of Operations.

                   Liquidity and Capital Resources

     At March 31, 1998, the Company had cash and cash equivalents of $66,140 as compared to $81,517 at December 31, 1997.

     At March 31, 1998, the Company had a working capital deficit of $164,036 compared to a deficit of $217,156 at December 31, 1997, with a current ratio of .93 to 1 March 31, 1998 compared to
 .92 to 1 at December 31, 1997.

     For the quarter ended March 31, 1998, the Company's net cash provided by operations was $143,901 compared to cash used in operations of $61,542 during the quarter ended March 31, 1997.

      The Company's cash used in investing activities of $103,068 during the first quarter was attributable to the purchase of several utility vehicles and a high pressure water truck.

       The Company has a loan agreement that provides for borrowings up to $1,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. The revolving loan is subject to renewal at the bank's option and is payable on demand, or if no demand is made outstanding advances are due on February 16, 1999, and are guaranteed by a shareholder for an amount not-to-exceed $500,000. A wholly-owned subsidiary of the same shareholder currently has an option to purchase the Massena Port Facility for $2,000,000.

      During the first quarter all principal payments on the Company's debt have been made timely.

                       1998 Business Plan

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

      In order to achieve its 1998 budgeted revenue and profit goals, the Company believes it can develop core service revenues throughout the Northeastern United States and Pennsylvania. The Company has relocated two of its senior employees to the Eastern New York and Massachusetts regions to build a client base that will provide recurring core service revenue. With respect to its sales force, the Company has hired several commissioned sales representatives throughout the New England and Pennsylvania areas to pursue both private industrial and governmental opportunities.




      Based on its 1998 budget and first quarter results, the Company will have adequate cash flow to meet its obligations as they come due, however, there can be no assurance that the Company will be able to continue to meet its budgets and maintain adequate cash flows.

YEAR 2000

      The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. The company is addressing the risk to the availability and integrity of financial systems and the reliability of operational systems. In 1998, the company has upgraded its financial systems to comply with year 2000 requirements and has also undertaken an upgrade of its headquarters information and decision support systems. The total cost of these system upgrades is estimated to be $50,000 over the next 12 to 18 months.

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

      In 1996, the Company reclassified the Massena Property to Assets Held for Sale. The property at that time had a carrying value of approximately $1.9 million. Due to the significance of the carrying value of the property, in March of 1997, management obtained an independent third party appraisal to support its carrying value. Such appraisal included an evaluation of similar sales plus a pending transaction at the time. The appraisal also included an evaluation of the time frame during which a sale would be expected. Based upon the appraisal report and an estimate of the costs to sell, management concluded that there was no impairment of the property's value at that time. Management is currently reviewing several options relative to the sale and or lease of the property, however, due to the uniqueness of the asset and the absence of current quoted market prices on similar properties, management anticipates it will take a prolonged period of time to consummate such a sale or lease of the property. Therefore, during 1997, the Company recognized an impairment of $308,377, reducing the property's carrying value to $1,675,000 as of December 31, 1997.





N.Y.S.D.E.C. CONSENT ORDER

      In March of 1997, the Company signed a consent order issued by  the  New  York State Department of Environmental Conservation
which   requires  the  Company  to  remediate  its  Massena,   NY
property.

      In the second quarter of 1997, the Company began digging test pits on the property to determine the extent of ground contamination. A total of ten test pits were dug. Eight of the pits were found to have no contamination and were closed out by New York State. The remaining two pits had low level indications of contamination. These areas were excavated late in the third quarter of 1997. The Company removed approximately 40 cubic yards of contaminated material from the two pits and is currently awaiting final closure of the site by New York State. The Company also tested its groundwater supply in the area. The Company has spent approximately $60,000 to clean this site which was expensed in 1997. As of the date of this report, the Company is awaiting financial closure of the consent order by the New
York State Department of Environmental Conservation and the Company believes the extent of the contamination is minimal and will not impair its ability to sell the property.


                      Results of Operations


Billings:

     The Company's project billings for the first quarter of 1998 have increased 20% to $1,974,535 from $1,642,605 during the first quarter of 1997. The Company's increase in revenues during the first quarter of 1998 is primarily attributable to a large emergency spill response contract for a utility customer as a result of a major ice storm. Emergency Spill Response billings during the first quarter of 1998 amounted to approximately $863,981 versus $253,000 for the same quarter in 1997. In addition, increased marketing efforts have contributed to increased volume as the Company has added many new clients to its customer base.

Project Costs and Gross Profit:

Three Months Ended March 31, 1998

      Project costs for the three months ended March 31, 1998 increased 19% to $1,385,895 from $1,160,120 for the same period in 1997 primarily due to increased revenues. Project costs as a percentage of revenues was 71% for the three months ended March 31, 1998 and 1997 respectively.

     The gross profit margin for the three months ended March 31, 1998 and 1997 was 29%. The Company's gross profit margin fluctuates with the mix of work during a given quarter and although the gross margin percent was within expected guidelines, higher than expected revenues contributed to more gross margin dollars overall. Typically, projects which are labor and equipment intensive generate a higher gross profit margin than projects that consist primarily of costs that are passed through to clients with minimal amount of markup such as disposal costs, equipment rentals and subcontract costs.



Selling, General,  Administrative and Interest Expenses:

      Selling, general and administrative expenses (SG&A) for the three months ended March 31, 1998 decreased 21% to $482,078 from $604,653 for the same period in 1997. Interest expense for the three months ended March 31, 1998 decreased 77% to $21,013 from $92,175 for the same period in 1997. The decrease in these expenses is primarily attributable to the Company's restructuring plan which significantly reduced depreciation, amortization and interest expense.


Net Income (Loss):

     The net income for the three months ended March 31, 1998 was $93,882 or $.01 per share compared to a net loss of $213,507 or $.04 per share for the same period in 1997. As discussed above, the higher than expected revenues compared to the Company's budget contributed to a larger net income than budgeted for the first quarter of 1998.







                   PART II - OTHER INFORMATION




Item 1.       Legal Proceedings

                     None


Item 2.       Changes in Securities

                     None


Item 3.       Defaults Upon Senior Securities

                     None


Item 4.       Submission of Matters to a Vote of Security Holders

                     None


Item 5.       Other Information

                     None


Item 6.      Exhibits

                     None


Item 7.      Reports on Form 8-K

                    No reports on Form 8-K were filed during the
  quarter ended    March 31, 1998.



                           SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               OP-TECH Evironmental Services, Inc.
                          (Registrant)


Date: May 15, 1998     /s/ John R. Loveland
                      John  R.  Loveland, Chief Executive Officer

Date: May 15, 1998    /s/ Joseph M. McNulty
                      Joseph M. McNulty, Treasurer

Date: May 15, 1998    /s/ Christopher J. Polimino
                      Christopher  J.  Polimino, GeneralManager/
                      Asst. Treasurer




OP-TECH   ENVIRONMENTAL   SERVICES,   INC.   AND
SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                        (UNAUDITED)
                                         MARCH  31,      DECEMBER 31,
                                         1998               1997



Assets

Cash  and  Cash  equivalents             $66,140         $81,517
Acccout Receivable, Net
Unaffiliated    Parties                1,680,267       1,948,102
Affiliated  Parties                       20,485         126,247
                                       1,700,752       2,074,349

Costs on Uncompleted Projects
Applicable
To   Future  Billings                    189,996         132,590
Prepaid  Expenses  and
Other  Assets                             89,102         184,445

Total    Current   Assets              2,045,990       2,472,901

Property and Equipment, net              761,886         622,979
Assets   Held  for  Sale               1,605,427       1,675,000
Other     Assets                           4,076           5,591

Total    Assets                       $4,417,379      $4,776,471

Liabilities and Shareholders' Equity

Current Liabilities
Notes Payable
Bank Overdraft                                          $224,458
Notes  Payable  to  Bank                $643,443         500,000

Accounts Payable
Unaffiliated  Parties                    768,497       1,008,236
Affiliated  Parties                       45,140         118,159
                                         813,637       1,126,395

Billings in Excess of Costs
and Estimates Profit
On Uncompleted Contracts                 229,870         309,927

Accrued  Expenses  and
Other  Liabilites                        417,417         421,366

Current Portion of Long
Term Debt and Obligations
Under  Capital  Leases                   105,659         107,911

Total Current Liabilities              2,210,026       2,690,057

Long-term debt                           148,001         120,944

Shareholders' Equity
Common stock, Par Value $.01
Per Share Authorized
20,000,000; 11,155,123
Shares Outstanding as of
March 31,1998 and
December  31,  1997
respectively                               115,551       115,551

Additional Paid in Capital               7,773,555     7,773,555

Retained   Deficit                      (5,829,754)   (5,923,636)

Total   Shareholders'  Equity             2,059,352    1,965,470

Total Liabilities and
Shareholders'   Equity                   $4,417,379   $4,776,471


The accompanying notes are an intergral part of the financial statements.




OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                        THREE MONTHS ENDED

                                   MARCH 31,           MARCH 31,
                                   1998                  1997

Project Billing and Services      $1,974,535         $1,642,605

Project Costs                      1,385,895          1,160,120

Gross Margin                         588,640            482,485

Selling, General and
Administrative Expenses              482,078            604,653
Operating Income/(Loss)              106,562           (122,168)

Other Income and Expenses

Interest Expense                      21,013             92,175
 Other (Income) Expense, Net          (8,333)              (836)
                                      12,680             91,339


Income (Loss) Before Income Taxes     93,882           (213,507)
State Income Taxes                       -                 -

Net Income(Loss)                      93,882           (213,507)

Net Income(Loss) per share-
basic and diluted                      $0.01             ($0.04)

Weighted Average Shares
Outstanding                        11,555,123          4,850,058


The accompanying notes are an integral part of the financial statements.



OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                       THREE MONTHS ENDED
                                   March 31,      March 31,
                                   1998            1997

Operating Activities
Net Income(Loss)                  $93,882        ($213,507)
Adjustments to Reconcile
Net Income(Loss) to Cash
Provided by (Used In)
Operating Activities

Depreciation and Amortization      33,734           91,329

Gain on Sale of Equipment            -                (870)
  (Increase) Decrease in
  Operating Assets  and Increase
  (Decrease) in Operating
  Liabilities:
Accounts Receivable               373,597          296,086

Costs on Uncompleted Projects
Applicable
to Future Billings               (57,406)            6,419

Billings and Estimated
Profit in Excess
of Costs of Uncompleted
Contracts                        (80,057)            4,298

Prepaid Expenses and
Other Assets                       96,858           60,557
Accounts Payable and
Accrued Expenses                 (316,707)        (305,854)

Net Cash Provided by
(Used in) Operating
Activities                        143,901        (61,542)


Investing Activities
Proceeds from Sale
of Equipment                         -           115,500

Purchase of Property
and Equipment                    (103,068)       (24,546)

Net Cash (Used in)
Provided by Investing
Activities                       (103,068)        90,954

Financing Activities

Proceeds from
Short-Term Borrowings             143,443        395,000

Proceeds from Long-
Term Borrowings                    53,187           -

Principal Payments on
Long-Term Borrowings              (28,382)      (147,397)

Principal Payments on
Short-Term Borrowings            (224,458)      (270,000)

Net Cash (Used in)
Financing Activities             (56,210)       (22,397)

Decrease(Increase) in Cash
 and Cash Eqivalents             (15,377)         7,015


Cash and Cash Equivalents
 at Beginning of Period           81,517         19,077

Cash and Cash Equivalents
at End of Period                  $66,140       $26,092


The accompanying notes are an integral part of the financial statements.