Form 10-Q
period 1998-06-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 1998-08-14
CIK 858748

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION
     13  OR  15 (D)  OF  THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ending          June 30, 1998
                             OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to Commission
file No.  0-19761
              OP-TECH Environmental Services, Inc.
     (Exact name of registrant as specified in its charter)

Delaware                                  91-1528142
(State or other jurisdiction           (I.R.S. Employer
 incorporation or organization)       Identification No.)

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
days.

Yes   X   or No

APPLICABLE ONLY TO
CORPORATE ISSUERS:

Indicate  the  number  of shares
outstanding of each  of
the  issuer's classes of common  stock,
as  of  thelatest practicable   date.
11,555,123



INDEX

OP-TECH Environmental Services, Inc. and  Subsidiaries


Part I. FINANCIAL INFORMATION                    Page No.

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets
June 30, 1998 and December 31,1997 (Audited)        3

Condensed Consolidated Statements of
Operations
Three months ended June 30, 1998
and June 1997
Six months ended
June 30, 1998 and June 30, 1997                     4

Condensed
Consolidated Statements of Cash
Flows
Six  months ended June 30,  1998
and June 30, 1997                                   5


Notes to condensed Consolidated
Financial  Statements (Unaudited)                   6


Item 2.  Management's Discussion and
Analysis of Financial Condition
and Results of Operations                           7

Part II
OTHER
INFORMATION.                                       10


SIGNATURES                                         11


  PART I - FINANCIAL INFORMATION

Item No. 1 Financial Statements

OP-TECH
ENVIRONMENTAL SERVICES, INC.
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (Unaudited)

1. The  accompanying  unaudited
condensed consolidated  financial
statements  have  been prepared in
accordance with generally  accepted
accounting  principals for interim
financial information and  with
the instructionsto Form  10-Q
and  Rule  10-01  of
Regulation S-X.
Accordingly,  they do not include
all of the information and
footnotes required  by generally
accepted accounting principles  for
complete financial statements.  In
the opinion of management,
quarterly  results include   all
adjustments  (consisting  of  only
normalrecurring adjustments)  that
the Company  considers  necessary
for  a fair presentation of such
information
for interim periods.

The unaudited consolidated
condensed financial statements
include the  accounts  of the
Company  and its subsidiaries.
All material intercompany
transactions
and  balances  have  been
eliminated in consolidation.

2. The  timing  of  revenues is
dependent of the
Company's  backlog,
contract  awards,  and the
performance requirements of each
contract. The  Company's revenues
are also affected by the timing of
its clients planned  remediation
 work as well
as the timing of unplanned
emergency spills.Historically,
planned remediation work  generally
increases during  the  third and
fourth quarters. Although the
Company  believes that  the
historical trend in quarterly
revenues  for
the  third  and fourth  quarters of
each year are generally higher than
the  first  and second
quarters,  there can be no
assurance that this will  occur in
future periods.  Accordingly,
quarterly or other interim results
should not be considered indicative
of results to be expected for any
quarter or for the full year.

3. The Company entered into
letter agreements with its
two largest creditors,
 OnBank & Trust Co.
("OnBank") and O'Brien & Gere
Limited ("OBG  Limited"),  a
shareholder, on October  14,  1997,
which were executed as of December
31, 1997, whereas OnBank and OBG
Limited agreed to  convert all or
part  of  their indebtedness,
including accrued interest,  into
Common  Stock  of the Company,  and
to forgive  the remaining
balance.  OBG Limited, to which the
Company was indebted  for
$1,540,000, including accrued
interest of $140,000, forgave
$1,000,000 of the  debt
and converted the balance into
1,080,000 shares of  the Company's
Common Stock.  OnBank, to which the
company was indebted  for
$2,811,070, including accrued
interest of $75,332, converted
their debt and  accrued  interest
for 5,622,000 shares of the
Company's  Company's Common  Stock.
The price per share, of $.50, was
negotiated  with  the two creditors
and the Company based on the price
of recent sales  and their
estimates of future risk.

As  a  result  of  these
transactions the Company has
positive shareholders'  equity. In
addition, the Company  obtained  a
revolving loan  agreement  that
provides for borrowings up  to
$1,000,000  from another financial
institution.

The revolving loan is
subject to renewal at the bank's
option and is payable on demand, or
if no demand is made, outstanding
advances are due on February 16,
1999 and are guaranteed by a
shareholder for an amount not to
exceed $500,000.


4.The  Company  purchased
technical,accounting  and
consulting services  and  rented
certain office space from a
shareholder  and  its affiliates.
The  costs for these services
amounted  to $149,084  and $218,807
for the six months ended June 30,
1998 and 1997 respectively.
Additionally,  the Company
provided $139,944  and
$1,450,778  of remediation,
subcontract support and project
services to a  shareholder and  its
affiliates for the six months ended
June 30, 1998  and  1997
respectively.


                    PART I -
FINANCIAL INFORMATION
Item No. 2
Management's Discussion and Analysis of
Financial Condition and Results of Operations.

Liquidity and Capital Resources

At  June  30, 1998, the Company
had cash and cash
equivalents  of $65,896 as compared
to $81,517 at December 31, 1997.

At  June  30, 1998, the Company had
a working capital surplus  of $42,954
compared to a deficit of $217,156
at December 31,  1997. The
improvement  in working capital is
primarily attributable to
increased accounts  receivable and
unbilled costs on certain projects
which were not complete at June 30,
1998.

      For  the  six months ended
June 30, 1998, the Company's net
cash provided by operations was
$147,287 compared to cash used in
operations of $322,894 during the
six months ended June 30, 1997.

The Company's cash used in
investing activities of
$138,418 during the  first  six
months of the year was attributable
to the purchase  of several utility
vehicles, a trailer and a high
pressure water truck.
On  July  27, 1998, the Company
purchased a new Vacuum Truck  for
$213,000 which was financed by the
Company's bank.

The Company has a loan
agreement that provides for
borrowings  up to  $1,000,000  on a
revolving basis, collateralized  by
all accounts receivable, inventory
and equipment now owned or acquired
later.The revolving loan is subject to renewal at the bank's option and is payable on demand or if no demand is made outstanding advances are due on February 16, 1999, and are guaranteed by a shareholder for an amount not to exceed $500,000.

A wholly-owned subsidiary of
the same shareholder
currently has an option to purchase
the Massena Port Facility for
$2,000,000.

During the first six months of
1998, all principal
payments on the Company's debt have
been made timely.

YEAR 2000

 The Company recognizes the
need to ensure its operations will
not be  adversely impacted by year
2000 software failures.  The
Company is addressing  the  risk to the
availability and integrity  of
financial systems and  the
reliability of operational systems.
In  1998, the Company  has
upgraded its financial
accounting systems to comply  with
the  year 2000 requirements and has
also undertaken an upgrade  of  its
headquarters  information and
decision support systems.  The
total  of these system upgrades is
estimated to be $50,000 over the
next 9 to  15 months.


THE MASSENA PORT FACILITY
The  Massena  Port Facility is a
former oil tank
farm  which  is located  on  the
St. Lawrence River in Massena, NY.
The  property  is improved  with
several buildings and a deep water
docking facility  for large ocean
going ships.  The property is still
a viable location for a petroleum
distribution facility and could
still function as one pending
upgrades  of tanks  and diking
systems to current  state
and  federal guidelines.   Any
improvements such as these would
be  treated  as  a capital expense
in the year they were incurred.
Currently, the company uses the
property for its Massena branch
office headquarters, equipment
storage and its Aqueous
Treatment/360 Facility.
In  1996, the Company reclassified
the Massena property to Assets
Held for  Sale.   The property  at
that  time had  a  carrying  value  of
approximately  $1.9 million. Due to
the significance of  the carrying
value  of  the property,  in  March
of 1997,  management  obtained  an
independent third party appraisal
to support its carrying value.
Such appraisal  included  an
evaluation of similar  sales  plus
a  pending transaction at the time.
The appraisal also included an
evaluation  of the  time frame
during which a sale would be
expected.  Based upon the appraisal
report  and  an estimate of the
costs  to sell,  management
recognized and impairment of
$308,377 on the property during
1997.As of June 30, 1998, the carrying
value of the property is
$1,605,427.

N.Y.S.D.E.C. CONSENT ORDER

In March of 1997, the company
signed a consent order issued by the New
York State Department of
Environmental Conservation, which
requires the Company to remediate its
Massena, NY property.
In the second quarter of 1997,
the Company began digging test pits
on  the  property to determine
 the extent of ground
contamination.
A total of ten test pits were
dug.  Eight of the pits were found
to  have no contamination and were
closed out by New York State.
The remaining
two  pits had low level
indications of contamination.
These areas were excavated late
in  the third quarter of 1997.
The Company  removed
approximately 40 cubic yards of
contaminated material from the two pits
and is currently awaiting final closure of the site by New York State. The
Company  also  tested its
groundwater supply  in  the  area.
The Company  has spent
approximately $60,000 to clean this
site  which  was expensed  in
1997. As  of the date of this
report,  the Company
is awaiting  final  closure of the
consent order by  the  New  York
State Department  of Environmental
Conservation and the Company
believes  the extent  of the
contamination is minimal and will
not impair its ability to sell the
property.


RESULTS OF OPERATIONS


BILLINGS
The Company's project billings
and services for the second quarter
of  1998 have increased 23% to
$2,531,527 from $2,054,564
for the  same quarter  of  1997.
For the six month period ended June
30,  1998  the Company's billings
have increased 22% to $4,506,062
from $3,697,169 over  the  same
period  in 1997.  The Company's  overall
increase  in revenues  during  1998
as compared to the same period last
year  is attributable to a large
emergency spill response contract
for a utility customer as a result
of a major ice storm as well as a
large industrial cleaning/remediation
 project. In addition, billings from the Company's newly expanded geographic areas generated revenues of
$233,000 for the six months ended
June 30, 1998.


PROJECT COSTS AND GROSS PROFIT
Project  costs  for the
second quarter of 1998 increased
20%  to $1,735,074 from $1,450,808
for the same period in  1997.
Project  costs as  a percentage of
revenues was 69% and 71% for the
three months ended June 30,  1998
and 1997 respectively. Gross profit
margin for  the second quarter of
1998 increased to 31% from 29%
for the same period in 1997.   The
increase in the gross profit margin during the second quarter of 1998 is the result of the Company's increased spill response and industrial cleaning contracts which produce a higher gross profit margin and contain fewer pass through costs.
For  the  six  month  period
ended June 30,  1998, profit
costs increased  20%  from
$2,610,928 to $3,120,969
primarily  due  to the increase
in the Company's billings. Project
costs as a percentage  of revenues
was 71% and 70% for the six month
periods ended June 30,  1998 and
1997 respectively. Overall, the
Company's gross profit margin for
1998  is  higher  due largely  in
part  to increased  spill
response activities as  a result
of a major ice storm, and a large
industrial cleaning/remediation project at its Massena location.




SELLING, GENERAL AND ADMINISTRATIVE
             EXPENSES

Selling, general and
administrative expenses (SG&A) for
the three months ended June 30,
1998 decreased 9.5% to $544,500
from $601,839 for the same period
in 1997.  For the six month period
ended June 30, 1998, SG&A decreased
15% from $1,206,492 to $1,026,578
for the same period in 1997.
The   decrease in  SG&A  is
attributable  to
the  financial restructuring  of
the Company in October of 1997
which  significantly reduced
depreciation  and  amortization
expenses. Additionally,  the
Company  was able to secure lower
general business insurance rates
as well as trimming various other
SG&A expenses.


         INTEREST EXPENSE
Interest expense for the six
months ended June 30, 1998
decreased to $52,046 compared to
$187,573 for the same period last
year.  The decrease is attributable
to the Company's financial
restructuring which significantly
reduced the Company's debt.

NET INCOME (LOSS)

The  net  income  for the three
months ended June 30,  1998  was $225,645,
$.02 per share, (basic and diluted) compared to a net loss of ($94,420), ($.02) per share, (basic and diluted) for the same period last year. For the six months ended June
30, 1998, the net income  was
$319,526, $.03 per share, (basic
and diluted) compared to a net loss
of ($307,927) ($.06) per share,
basic and diluted, for the same
period  in 1997.


          PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of
Security Holders
None

Item 5. Other  Information
None

Item 6. Exhibits
None

Item 7. Reports on Form 8-K
No  reports on Form 8-K were
filed during the quarter ended
June 30, 1998.

            SIGNATURES


Pursuant  to the requirements of
the Securities exchange Act  of
1934, the  registrant has
duly caused this report to be
signed on its behalf by the under
signed thereunto duly authorized.


OP-TECH Environmental Services Inc. (Registrant)


Date: August 14, 1998     /s/ John R. Loveland
Chief Executive Officer


Date: August 14, 1998    /s/ Joseph M. McNulty
Treasurer

Date: August 14, 1998   /s/Christopher J. Polimino
Asst. Treasurer



 ITEM #1 FINANCIAL STATEMENTS   PART I- FINANCIAL INFORMATION

(UNAUDITED)
                              JUNE 30, 1998  DECEMBER 31, 1997

ASSETS

CURRENT ASSESTS
CASH AND CASH EQUIVALENTS               $65,896     $81,517
ACCOUNTS RECEIVABLE,NET
UNAFFILIATED PARTIES                  2,092,168   1,948,102
AFFILIATED                               13,719     126,247

                                      2,105,887   2,074,349

COSTS ON UNCOMPLETED PROJECTS
APPLICABLE TO FUTURE BILLINGS           341,957     132,590
PREPAID EXPENSES AND OTHER ASSETS       365,153     184,445

TOTAL CURRENT ASSETS                  2,878,893   2,472,901

PROPERTY AND EQUIPMENT, NET             763,961     622,979
ASSETS HELD FOR SALE                  1,605,427   1,675,000
OTHER ASSETS                              3,378       5,591

TOTAL ASSETS                         $5,251,659  $4,776,471

LIABILITIES AND SHAREHOLDERS'EQUITY

CURRENT LIABILITIES
BANK OVERDRAFT                                     $224,458
NOTES PAYABLE TO BANK                   708,162     500,000
                                        708,162     971,000

ACCOUNTS PAYABLE
UNAFFILIATED PARTIES                    784,969   1,008,236
AFFILIATED PARTIES                       31,761     118,159
                                        816,730   1,126,395

BILLINGS IN EXCESSS OF COST AND
ESTIMATED PROFIT ON UNCOMPLETED
CONTRACTS                               552,792     309,927
ACCRUED EXPENSES AND OTHER LIABILITIES  668,318     421,366
CURRENT AND LONG TERM DEBT AND
OBLIGATIONS UNDER CAPITAL LEASES         89,757     107,911
TOTAL CURRENT LIABILITIES             2,835,759   2,690,057

LONG TERM DEBT                          130,904     120,944

SHAREHOLDERS' EQUITY

COMMON STOCK, PAR VALUE $.01 PER SHARE
AUTHORIZED 20,000,000; 11,555,123 SHARES
OUTSTANDING AS OF JUNE 30, 1998 AND
DECEMBER 31, 1997 RESPECTIVELY          115,551     115,551
ADDITIONAL PAID IN CAPITAL            7,773,555   7,773,555
RETAINED DEFICIT                     (5,604,110) (5,923,636)

TOTAL SHAREHOLDERS' EQUITY            2,284,996   1,965,470

TOTAL LIABILITIES AND
SHARESHOLDERS' EQUITY                $5,251,659  $4,776,471

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.



ITEM#1 FINANCIAL STATEMENTS    PART I - FINANCIAL INFORMATION

OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                             THREE MONTHS ENDED           SIX MONTHS ENDED
                             JUNE 30,  JUNE 30,           JUNE 30,   JUNE 30,
                             1998      1997               1998       1997

REVENUES:
PROJECT BILLINGS AND
SERVICES                  $2,531,527  $2,054,564       $4,506,062  $3,697,169

PROJECT COSTS              1,735,074   1,450,808       3,120,969    2,610,928
GROSS MARGIN                 796,453     603,756       1,385,093    1,086,241

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES      544,498     601,839       1,026,578    1,206,492

OPERATING INCOME (LOSS)      251,955       1,917         358,517     (120,251)

OTHER INCOME AND EXPENSES
INTEREST EXPENSE              31,033      95,398          52,046      187,573
OTHER (INCOME) EXPENSES,NET   (4,723)        939         (13,057)         103
                              26,310      96,337          38,989      187,676

INCOME(LOSS)BEFORE INCOME
TAXES                        225,645     (96,420)        319,526     (307,927)
STATE INCOME TAXES                 0           0               0            0

NET INCOME(LOSS)            $225,645     (94,420)        319,526     (307,927)

NET INCOME(LOSS) PER SHARE
BASIC & DILUTED                $0.02      ($0.02)          $0.03       ($0.06)

WEIGHTED AVERAGE SHARES
OUTSTANDING               11,555,123    4,850,058     11,555,123    4,850,058

THE ACCOMPANYING NOTES ARE AND INTEGRAL PART OF THE FINANCIAL STATEMENTS.


ITEM #1 FINANCIAL STATEMENTS      PART I- FINANCIAL INFORMATION

OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         (UNAUDITED)
                                       SIX MONTHS ENDED
                                   JUNE 30,        JUNE 30,
                                     1998            1997

OPERATING ACTIVITIES
NET INCOME(LOSS)                  319,526         (307,927)

ADJUSTMENTS TO RECONCILE NET
INCOME(LOSS)TO CASH PROVIDED
BY(USED IN) OPERATING ACTIVITIES
DEPRECIATION AND AMORTIZATION      71,435          174,915
GAIN ON SALE OF EQUIPMENT               0             (870)

(INCREASE)DECREASE IN OPERATING
ASSETS AND INCREASE(DECREASE) IN
OPERATING LIABILITIES:

ACCOUNTS RECEIVABLE               (31,538)        (209,452)

COSTS ON UNCOMPLETED PROJECTS
APPLICALBLE TO FUTURE BILLINGS   (209,367)        ( 73,743)

BILLINGS AND ESTIMATED PROFIT IN
EXCESS OF COST OF UNCOMPLETED
CONTRACTS                         242,865           80,370

PREPAID EXPENSES AND OTHER ASSETS (182,921)       (152,093)

ACCOUNTS PAYABLE AND ACCRUED
EXPENSES                          ( 62,713)        165,906

NET CASH PROVIDED BY(USED IN)
OPERATING ACTIVITIES               147,287        (322,894)

INVESTING ACTIVITIES

PROCEEDS FROM SALE OF EQUIPMENT          0         115,500

PURCHASES OF PROPERTY AND
EQUIPMENT                         (138,418)       (122,844)

NET CASH USED IN INVESTING
ACTIVITIES                        (138,418)       (  7,344)

FINANCING ACTIVITIES

CASH OVERDRAFT                    (224,458)

NET PROCEEDS FROM CURRENT &
LONG-TERM BORROWINGS               199,968         328,414

NET CASH (USED IN) PROVIDED BY
FINANCING ACTIVITIES               (24,490)        328,414

DECREASE IN CASH AND CASH
EQUIVALENT                         (15,621)         (1,824)

CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                 81,517          19,077

CASH AND CASH EQUIVALENTS AT
END OF PERIOD                      $65,896         $17,253

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.