Form 10-Q
period 1998-09-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 1998-11-13
CIK 858748

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q


[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15  (D)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending     September 30, 1998

                               OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (D)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file No.  0-19761

              OP-TECH Environmental Services, Inc.
     (Exact name of registrant as specified in its charter)


          Delaware                     91-1528142
(State or other jurisdiction of      (I.R.S. Employee
incorporation or organization)      Identification No.)

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

                     Yes   X   or No

             APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate  the number of shares outstanding of each  of  the issuer's  classes  of common stock, as of the latest  practicable
date.   11,601,023

                                 INDEX


OP-TECH Environmental Services, Inc. and Subsidiaries


Part I.        FINANCIAL INFORMATION                 Page No.


Item 1.        Financial Statements (Unaudited)
               Condensed Consolidated Balance Sheets
               September   30,   1998   and
               December   31,   1997 (Audited)..............3

               Condensed Consolidated Statements of Operation
               Three months ended September 30, 1998
               and September 30, 1997
               Nine months ended September 30, 1998
               and September 30, 1997.......................4

               Condensed Consolidated Statements of Cash Flows
               Nine months ended September 30, 1998
               and September 30,1997........................5

               Notes to Condensed Consolidated Financial
               Statements (Unaudited).......................6


     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........8



Part II.
              OTHER INFORMATION ...........................13


              SIGNATURES...................................14


PART I - FINANCIAL INFORMATION

Item No. 1 Financial Statements

OP-TECH ENVIRONMENTAL SERVICES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                             September 30      December 31,
ASSETS                                          1998               1997
Current Assets

Cash & Cash Equivalents                      $ 18,338           $ 81,517

Accounts receivable
(net of allowance for
doubtful accounts)
  Unaffiliated parties                      2,463,776          1,948,102
  Affiliated parties                           21,693            126,247
                                            2,485,469          2,074,349

Costs on uncompleted projects applicable
to future billings                            189,085            132,590
Prepaid expenses & other assets               304,302            184,445

Total Current Assets                        2,997,194          2,472,901

Property and equipment, net                 1,062,571            622,979
Assets held for sale                        1,605,427          1,675,000
Other Assets                                   23,494              5,591

Total Assets                                5,688,686          4,776,471

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Bank Overdraft                                51,348             224,458
Notes payable to bank                        757,171             500,000
                                             808,519             724,458

Accounts payable:
Unaffiliated parties                         807,359           1,008,236
Affiliated parties                            40,655             118,159
                                             848,014           1,126,395

Billings in excess of costs and estimated
profit on uncompleted projects               533,613             309,927
Accrued expenses and other liabilities       475,995             421,366
Current portion of long-term debt
and obligations under capital leases         204,641             107,911

Total Current Liabilities                  2,870,782           2,690,057

Long-term debt                               259,757             120,944

Stockholders' Equity:
Common stock, par value $.01 per share
authorized 20,000,000 shares;
11,601,023 and 11,555,123 shares
outstanding as of September 30, 1998
and Decemver 31, 1997 respectively           116,010             115,551
Additional paid-in-capital                 7,801,747           7,773,555
Accumulated deficit                       (5,359,610)         (5,923,636)

Total Shareholders' Equity                 2,558,147           1,965,470
Total Liabilities and
Shareholders' Equity                       5,688,686           4,776,471

The accompanying notes are an integral part of the financial statements.


OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                       THREE MONTHS ENDED             NINE MONTHS ENDED
                   September 30,  September 30,  September 30,  September 30,
                       1998           1997           1998           1997
Revenues:
Project billings
 and services       $ 3,025,542    $ 1,518,997    $ 7,531,604    $ 5,216,166
Project costs         2,181,844      1,101,314      5,302,814      3,712,242
Gross Margin            843,698        417,683      2,228,790      1,503,924

Selling, general
 and administrative
 expenses               571,995        605,144      1,594,016      1,811,636
Provision for
impairment of long-
 lived assets              -           539,441          -            539,441
Operating income (loss) 271,703       (726,902)       634,774       (847,153)

Other income and
 expense:
Interest expense         31,930         76,911         83,977        264,484
Other (income)
 expense, net              (175)         3,706        (13,229)         3,807
                         31,755         80,617         70,748        268,291

NET INCOME (LOSS)    $  239,948     $ (807,519)    $  564,026    $(1,115,444)

Earnings per common
 share -
 basic and dilutive  $     0.02     $    (0.17)    $     0.05    $     (0.23)

Weighted average
 shares outstanding  11,565,379      4,853,482     11,565,379      4,853,482


The accompanying notes are an integral part of the financial statements.


OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


Operating activities:
Net income (loss)                   $  564,026         $(1,115,444)
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used in) operating activities:
Depreciation and amortization          121,032             261,291
Gain (loss) on sale of equipment             0                (870)
Provision for impairment of
 long-lived assets                           0             539,441
(Increase) decrease in operating
 assets and increase (decrease)
 in operating liabilities:
Accounts receivable                   (411,120)             (1,370)
Costs on uncompleted projects
 applicable to future billings         (56,495)            (80,963)
Billings and estimated profit in
 excess of costs on uncompleted
 contracts                             223,686             156,007
Prepaid expenses and other assets     (139,857)            (88,854)
Accounts payable and accrued expenses (195,101)            167,589
Net cash provided by (used in)
 operating activities                  106,171            (163,173)

Investing activities:
Proceeds from sale of equipment              0             115,500
Purchase of property and
 equipment                            (178,965)           (154,495)
Net cash used in
 investing activities                 (178,965)            (38,995)

Financing Activities:
Cash overdraft                        (173,110)                  0
Net proceeds from current and
 long-term borrowings                  182,725             230,855
Net cash provided by
 financing activities                    9,615             230,855

(Decrease) increase in cash
 and cash equivalents                  (63,179)             28,687

Cash and cash equivalents
 at beginning of period                 81,517              19,077

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                      $   18,338          $   47,764

Non-cash items:
Financed equipment                  $  309,989
Issuance of common stock                28,651


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

4. The Company purchased technical, accounting and consulting services and rented certain office space from a shareholder and its affiliates. The costs for these services amounted to $253,619 and $276,336 for the nine months ended September 30, 1998 and 1997 respectively.

      Additionally, the Company provided $208,546 and $1,206,289 of remediation, sub-contract support and project services to a shareholder and its affiliates for the nine months ended September 30, 1998 and 1997 respectively.

                   PART I - FINANCIAL INFORMATION

Item No. 2  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.



                   LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 1998, the Company had cash and cash equivalents of $18,338 as compared to $81,517 at December 31, 1997.

      At September 30, 1998, the Company had a working capital surplus of $126,412 compared to a deficit of $217,156 at December 31, 1997, with a current ratio of 1.04 to 1 September 30, 1998 compared to .92 to 1 at December 31, 1997.

     For the nine months ended September 30, 1998, the Company's net cash provided by operations was $106,171 compared to cash used in operations of $163,173 during the nine months ended September 30, 1997.

      The Company's cash used in investing activities of $178,965 during the first nine months of the year was attributable to the purchase of several utility vehicles, a trailer, a high pressure water truck, computer equipment, and the purchase of tank installation equipment valued at $80,000.

      The Company financed approximately $310,000 of new equipment during the nine months ended September 31, 1998, consisting of a new vacuum truck, several utility vehicle vehicles and excavation equipment.

      The Company has a loan agreement that provides for borrowings up to $1,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. As of September 30, 1998, the Company had $191,481 of available borrowings on the loan. The revolving loan is subject to renewal at the bank's option and is payable on demand, or if no demand is made outstanding advances are due on February 16, 1999, and are guaranteed by a shareholder for an amount not-to-exceed $500,000.

     During the first nine months of 1998, all principal payments on the Company's debt were made timely.

      Management believes that the Company will have adequate cash flow to meet its obligations during the next twelve months.

     In August of 1998, the Board of Directors of the Company authorized the sale of its wholly-owned subsidiary, St. Lawrence Industrial Services, Inc. Although the sale has not yet been completed, it is not expected to have a significant impact on the Company's financial position.

YEAR 2000

      The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. The company is addressing the risk to the availability and integrity of financial systems and the reliability of operational systems. In 1998, the company has upgraded its financial systems to comply with year 2000 requirements and has also undertaken an upgrade of its headquarters information and decision support systems, which is expected to be complete by March of 1999. The Company has spent approximately $40,000 to date on these system upgrades and estimates spending approximately $15,000 over the next 6 to 12 months.

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

      In 1996, the Company reclassified the Massena Property to Assets Held for Sale. The property at that time had a carrying value of approximately $1.9 million. Due to the significance of the carrying value of the property, in March of 1997, management obtained an independent third party appraisal to support its carrying value. Such appraisal included an evaluation of similar sales plus a pending transaction at the time. The appraisal also included an evaluation of the time frame during which a sale would be expected. Based upon the appraisal report and an estimate of the costs to sell, management recognized an impairment of $308,377 on the property during 1997. As of September 30, 1998, the carrying value of the property is $1,605,427.

N.Y.S.D.E.C. CONSENT ORDER

      In March of 1997, the Company signed a consent order issued by the New York State Department of Environmental Conservation which requires the Company to remediate its Massena, NY property.

      In the second quarter of 1997, the Company began digging test pits on the property to determine the extent of ground contamination. A total of ten test pits were dug. Eight of the pits were found to have no contamination and were closed out by New York State. The remaining two pits had low level indications of contamination. These areas were excavated late in the third quarter of 1997. The Company removed approximately 40 cubic yards of contaminated material from the two pits and is currently awaiting final closure of the site by New York State. The Company also tested its groundwater supply in the area. The Company has spent approximately $60,000 to clean this site, which was expensed in 1997. As of the date of this report, the Company is awaiting final closure of the consent order by the New York State Department of Environmental Conservation and the Company believes the extent of the contamination is minimal and will not impair its ability to sell the property.

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

      The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. This 10-Q, press releases issued by the Company, and certain information provided periodically in writing and orally by the Company's designated officers and agents contain statements which constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words expect, believe, goal, plan, intend, estimate, and similar expressions and variations thereof used are intended to specifically identify forward-looking statements. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.



                        RESULTS OF OPERATIONS

                              BILLINGS

      The Company's project billings for the third quarter of 1998 increased 99% to $3,025,542 from $1,518,997 for the third quarter of 1997. For the nine month period ended September 30, 1998 the Company's billings increased 44% to $7,531,604 from $5,216,166 for the same period in 1997. The Company's increase in revenues during the first six months of 1998 was primarily attributable to a large emergency spill response contract for a utility customer. Since July, the Company's core service revenues increased due to several large industrial cleaning contracts as well as various tank removal and tank installation projects. During the three months ended
September 30, 1998, the Company's newly expanded geographic areas generated revenue of approximately $520,000, all of which was core service revenue resulting from competitive bidding in both the public and private markets. The expanded areas produced revenue of approximately $750,000 for the nine months ended September 30, 1998.

                   PROJECT COSTS AND GROSS PROFIT

      Project costs for the third quarter of 1998 increased 98% to $2,181,844 from $1,101,314 for the same period in 1997 due to the significant increase in billings. Project costs as a percentage of revenues was 72% and 73% for the three months ended September 30, 1998 and 1997 respectively. Gross profit margin for the third quarter of 1998 increased to 28% from 27% for the same period in 1997.

      For the nine month period ended September 30, 1998, project costs increased 43% to $5,302,814 from $3,712,242 for the nine months ended September 30, 1997, primarily due to the increase in the Company's billings. Project costs as a percentage of revenues were 70% and 71% for the nine month periods ended September 30, 1998 and 1997, respectively. The Company was able to maintain its focus on meeting its budgeted gross margin goals, even with the sharp increase in sales. Management was able to control the mix of work pursued by the Company, which enabled the Company to focus its efforts in service areas that produced a higher gross margin percentage.

       SELLING, GENERAL,  ADMINISTRATIVE AND INTEREST EXPENSES

     Selling, general and administrative expenses ("SG&A") for the quarter ended September 30, 1998 decreased 5% to $571,995 from $605,144 for the same period in 1997. For the nine month period ended September 30, 1998, SG&A decreased 12% to $1,594,016 from $1,811,636 for the same period in 1997. SG&A as a percentage of revenues decreased to 19% versus 40% for the three months ended September 30, 1998. For the nine month period ended September 30, 1998, SG&A decreased to 21% of revenues versus 35% for the same period in 1997. The decrease in SG&A is due to the Company's ability to increase the utilization of its existing staff while simultaneously increasing revenues dramatically. The Company added five additional project managers and supervisors during the last five months and has kept them focused on bidding and managing projects. Additionally, SG&A decreased due to the corporate restructuring of the Company in October of 1997, which significantly reduced depreciation and amortization expenses. In June of 1998, the Company was able to secure lower general business insurance rates as well as cut various other SG&A expenses.



                          INTEREST EXPENSE

      Interest expense for the nine months ended September 30, 1998 decreased 68% to $83,977 from $264,484 for the same period in 1997. The decrease is primarily attributable to the Company's financial restructuring, which significantly reduced the Company's debt.


                          NET INCOME (LOSS)

      The net income for the three months ended September 30, 1998 was $239,948, or $.02 per share (basic and diluted), compared to a net loss of $807,519, or $.17 per share (basic and diluted), for the same period in 1997. For the nine months ended September 30, 1998, the net income was $564,026, or $.05 per share (basic and diluted), compared to a net loss of ($1,115,444), or ($.23) per share (basic and diluted), for the same period in 1997.


                     PART II - OTHER INFORMATION




Item 1.       Legal Proceedings

                     None


Item 2.       Changes in Securities

                     None


Item 3.       Defaults Upon Senior Securities

                     None


Item 4.       Submission of Matters to a Vote of Security Holders

                     None


Item 5.       Other Information

                     None


Item 6.      Exhibits

                     None


Item 7.      Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended September 30, 1998.



                           SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                OP-TECH Environm ental Services, Inc.
                            (Registrant)


Date: November 13, 1998     /s/ John R. Loveland
                               John  R.  Loveland,  Chief  Executive
                                                    Officer

Date: November 13, 1998    /s/ Christopher J. Polimino
                            Christopher J. Polimino, Vice President

Date: November 13, 1998    /s/ Joseph M. McNulty
                            Joseph M. McNulty, Treasurer