Form 10-K
period 1998-12-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 1999-03-31
CIK 858748

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-K


[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ending     December 31, 1998

                               OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(D)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________ to ________

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

                   (315) 463-1643
       Registrant's telephone number, including area code

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

      The aggregate market value of the voting stock held by non-
affiliates  of  the Company as of March 15, 1999  was  $3,249,110
based upon the average bid and ask price of such stock on such day.

             APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate  the number of shares outstanding of each  of  the
Company's classes of common stock, as of March 15, 1999.   Common
stock, $.01 par value.  11,603,963



                             PART I

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     The Company is including the following cautionary statement in this Form 10-K to make applicable and take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. This 10-K, press releases issued by the Company, and certain information provided periodically in writing and orally by the Company's designated officers and agents contain statements which constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The words expect, believe, goal, plan, intend, estimate, and similar exressions and variations thereof used are intended to specifically identify forward-looking statements. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

ITEM 1. BUSINESS

General

      OP-TECH Environmental Services, Inc. and Subsidiaries (the "Company"), a Delaware corporation, provides comprehensive environmental services predominately in Upstate, Central, and Eastern New York, Massachusetts, Pennsylvania, and New Jersey. The Company performs industrial cleaning of non-hazardous materials and provides varying services relating to plant facility closure, including interior and exterior demolition and asbestos removal. In addition, the Company provides remediation services for sites contaminated by hazardous materials and provides 24-hour emergency spill response services. The majority of the Company's revenues are derived from industrial companies and municipalities facing complex environmental clean-up problems associated with hazardous and non-hazardous materials as required by various governmental agencies. The Company's services include assessing the regulatory, technical, and construction aspects of the environmental issue, and performing the necessary remediation activities. The Company seeks to provide its clients with remedial solutions which integrate the various aspects of a project and are well-documented, practical, cost effective, and acceptable to regulatory agencies and the public. Through a shareholder, O'Brien & Gere Limited, Inc. and Subsidiaries ("Limited"), the Company has an available resource of experienced engineers, scientists, construction professionals, and attorneys.

SERVICES

Asbestos Abatement

     The Company provides asbestos abatement contracting services to both the public and private sectors. The Company has expertise in all types of asbestos abatement including removal, disposal and enclosure, and encapsulation. Asbestos removal is performed in commercial buildings, industrial facilities, and governmental buildings.

Interior Demolition/Structural Dismantling

      The Company provides interior demolition services such as removing walls, ceilings, and flooring. In addition, the Company offers structural dismantling services and has experience in razing concrete, wood and steel structures, concrete and brick chimneys, and concrete piers and foundations.

On-Site Industrial and Waste Management Services

      The Company provides on-site industrial cleaning and waste management services. Specialized services for the handling, processing and disposal of hazardous wastes are performed by vacuuming, soda blasting, hydroblasting, dredging, dewatering and sludge processing, sludge pumping, chemical cleaning, and tank cleaning.

Tank Installation Services

      The Company provides aboveground and underground tank installation services for gasoline stations, municipalities, chemical companies, and manufacturing facilities. The Company's affiliation with the Petroleum Equipment Institute (PEI) ensures quality tank installations with the highest quality tanks and appurtenances.

Transportation and Disposal Services

      The Company provides transportation of hazardous and non-hazardous wastes from customer sites to customer-designated landfills, disposal facilities, and the Company's own aqueous treatment facility. The Company also provides liquid tank truck transports equipped with vacuum pumps.

Excavation and Site Remediation Services

      The Company provides excavation and soil blending services for treatment of contaminated soil using heavy equipment such as excavators, loaders, and a large soil blender. The Company primarily provides on-site soil blending to public utilities and municipal customers.

Hydrogeological/Drilling Services

      The Company provides hydrogeological services to petroleum companies, engineering firms and local and state public entities through the use of qualified subcontractors. Through performing hydrogeological assessments, the Company evaluates and determines the need for ground water remediation systems, pump and treatment systems and sub-surface petroleum product recovery. In addition, the Company provides air sparging systems, long-term remediation system operations and maintenance as well as monitoring well and recovery well installations.

24-Hour Emergency Spill Response

     The Company undertakes environmental remediation projects on both a planned and emergency basis. Emergency response actions may develop into planned remedial action projects when soil, groundwater, buildings, or facilities are extensively contaminated. The Company has established specially trained emergency response teams. Many of the Company's decontamination and mitigation activities result from a response to an emergency situation by one of its response teams. These incidents can result from transportation accidents involving chemical or petroleum substances, fires at chemical facilities or hazardous waste sites, transformer fires or explosions involving PCBs, and other unanticipated developments. The substances involved may pose an immediate threat to public health or the environment, such as possible groundwater contamination. The Company has an agreement with the NYSDEC to provide emergency response services in Upstate, Central, and Western New York, payment of which is guaranteed by the NYSDEC.

      Emergency response projects require trained personnel who are equipped with protective gear and specialized equipment and are prepared to respond promptly whenever these situations occur. The Company's health and safety specialists and other skilled personnel closely supervise these projects during and subsequent to the clean-up process. The steps performed by the Company include rapid response, containment and control procedures, sampling for analytical testing and assessment, neutralization and treatment, and collection and transportation of the substance to an appropriate treatment or disposal facility.

Aqueous Treatment Facility

      The Company operates an aqueous treatment facility at the Company's Massena, New York location. The facility provides for the clean-up of contaminated water and its eventual discharge into the St. Lawrence River. The facility services both the Company, its clients, and outside vendors.

Overall   Site  Assessment  and  Implementation  of   Remediation
Services

      Hazardous Waste: The Company's hazardous waste projects include the design and construction of on-site facilities to monitor, isolate, or contain hazardous wastes existing in surface and subsurface water; the transport of contaminated soils; the decontamination of equipment and facilities related to the production and use of hazardous materials, industrial cleaning, building demolition and asbestos removal. Although the Company's projects vary widely in objective, scope, and duration, each project involves the Company providing one or more of the services through the use of its own resources or the resources of selected subcontractors: strategic planning; site reconnaissance and security; remedial evaluation; clean-up evaluation; design, construction, and operation of facilities to treat, stabilize, or isolate the hazardous materials; and closure planning and monitoring.

      Strategic Planning: On each of its projects, the Company attempts as early as possible, to formulate a complete strategy for directing all efforts toward solving the hazardous waste problem. The Company's strategic plans are designed to satisfy the demands of regulatory agencies and the public, sometimes under emergency conditions. Additionally, the Company attempts to balance the cost of the alternatives against risks to the client associated with potential litigation or unfavorable publicity. Through strategic planning, the Company attempts to minimize expenditures that will not lead appropriate solutions, and to enhance the client's credibility with regulatory agencies and the public.

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

     Clean-up Evaluation: A feasibility study addresses measures which may be implemented to remove hazardous wastes from a site, to treat, stabilize, or contain such wastes on-site or to otherwise mitigate their effects. Such studies take into account, among other things, available technology, regulatory considerations, and the cost-benefit relationship of alternative measures. Additionally, the Company reviews the project and alternative remedial measures in light of legitimate public concerns.

     Construction and Operation of Remedial Facilities: Based on the results of remedial investigations and feasibility studies, the Company uses its expertise directly, or through subcontractors, to design an appropriate structure or system for use at a particular site, and performs the necessary remediation activities. These remediation activities might include such diverse measures as construction of a slurry wall to contain the hazardous materials, construction and operation of a pumping and filtration system to decontaminate surface or subsurface waters or construction and operation of an integrated system to excavate contaminated soil and remove it to a licensed disposal facility.

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

Technologies Employed

     The Company utilizes a wide variety of physical and chemical treatment technologies in performing its remediation activities. Physical treatment technologies generally involve filtration and aeration techniques and are used to separate contaminants from soils, slurries, or water. Chemical treatment technologies generally involve flocculation, clarification, precipitation, polymer addition, chemical oxidation, chemical absorption, and stabilization. Depending on the contaminants present and the site characteristics, these technologies are combined into integrated treatment systems which reduce contaminant concentrations to levels consistent with prescribed regulatory standards.

Regulation

      The business of the Company and its clients is subject to extensive, stringent, and evolving regulation by the EPA and various other federal, state, and local environmental authorities. These regulations directly impact the demand for the services offered by the Company. In addition, the Company is subject to the Federal Occupational Safety and Health Act, which imposes requirements for employee safety and health. The Company believes it is in substantial compliance with all federal, state, and local regulations governing its business.

      RCRA. The Resources Conservation and Recovery Act of 1976 is the principal federal statute governing hazardous waste generation, treatment, storage, and disposal. RCRA, or EPA-approved state programs may govern any waste handling activities of substance classified as "hazardous." The 1984 amendments to RCRA substantially expanded its scope by, among other things, providing for the listing of additional wastes as "hazardous" and providing of the regulation of hazardous wastes generated in lower quantities than previously had been regulated. Additionally, the amendments impose restrictions on land disposal of certain hazardous wastes, prescribe more stringent standards for hazardous waste land disposal sites, set standards for underground storage tanks and provide for "corrective" action at or near sites of waste management units. Under RCRA, liability and stringent operating requirements may be imposed on a person who is either a "generator" or a "transporter" of hazardous waste, or an "owner" or "operator" of a waste treatment, storage, or disposal facility. The Company does not believe its hazardous waste remediation services cause it to fall within any of these categories, although it might be considered an "operator" of a waste management facility or a "generator" of hazardous waste if it were to control the collection, source, separation, storage, transportation, processing, treatment, recovery, or disposal of hazardous wastes, including operation of a treatment unit for remedial purposes.

      Regulation of underground storage tanks (UST) legislation, in particular Subtitle I of RCRA, focuses on the regulation of underground tanks in which liquid petroleum or hazardous substances are stored and provides for the regulatory setting for the principal portion of the Company's work. Subtitle I of RCRA requires owners of all existing underground tanks to list the age, size, type, location, and use of each tank with a designated state agency. The EPA has published performance standards and financial responsibility requirements for storage tanks over a five year period. These regulations also require all new tanks which are installed to have protection against spills, overflows, and corrosion. Subtitle I of RCRA provides civil penalties of up to $15,000 per violation for each day of non-compliance with tank requirements and $10,000 for each tank for which notification was not given or was falsified. RCRA also imposes substantial monitoring obligations on parties which generate, transport, treat, store, or dispose of hazardous waste.

      Superfund Act. The Comprehensive Environmental Response Compensation and Liability Act of 1980 ("Superfund Act") generally addresses clean-up of inactive sites at which hazardous waste treatment, storage, or disposal took place. The Superfund Act assigns joint and several liability for cost of clean-up and damages to natural resources to any person who, currently, or at the time of disposal of a hazardous substance who by contract, agreement, or otherwise arranged for disposal or treatment, or arranged with a transporter for transport of hazardous substances owned or possessed by such person for disposal or treatment; and to any person who accepts hazardous substances for transport to disposal or treatment facilities or sites from which there is a release or threatened release. Among other things, the Superfund Act authorized the federal government either to clean up these sites itself or to order persons responsible for the situation to do so. The Superfund Act created a fund, financed primarily from taxes on oil and certain chemicals, to be used by the federal government to pay for the clean-up efforts. Where the federal government expends money for remedial activities, it may seek reimbursement from the Potentially Responsible Parties ("PRPs").

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

      The liabilities provided by the Superfund Act could, under certain factual circumstances, apply to a broad range of possible activities by the Company, including generation of transportation of hazardous substances, releases of hazardous substances, failure to properly design a clean-up, removal or remedial plan and failure to achieve required clean-up standards, leakage of removed wastes in transit or at the final storage site, and remedial operations on ground water. Such liabilities can be joint and several where other parties are involved.

      Other.   The  Company's operations  are  subject  to  other
federal  laws  protecting the environment,  including  the  Clean
Water Act and the Toxic Substances Control Act.

      Many states have also enacted statutes regulating the handling of hazardous substances, some of which are broader and more stringent than the federal laws and regulations.

Competitive Conditions

      The markets for environmental remediation, as well as demolition and asbestos removal, have become increasingly competitive. The Company competes with many different firms ranging from small local firms to large national firms, some of which have greater financial and marketing resources than the Company. Competition in environmental services is based largely on competitive pricing and quality of service provided. Other competitive factors include geographic location as well as reputation. Management believes the Company is one of the few firms based in its market areas throughout the Northeastern United States that offers a high quality combination of environmental services at the most competitive prices. In addition, through its wide range of environmental services, good reputation, and competitive pricing, the Company hopes to maintain a competitive edge in the environmental services business.

      The Company operates field offices in Syracuse, Massena, Rochester, Albany, Plattsburgh, and Buffalo, New York, as well as Braintree, Massachusetts, Edison, New Jersey, and Athens, Pennsylvania. While operations in the Syracuse, Massena, Albany, Braintree, and Athens offices are substantial, the Rochester, Plattsburgh, and Buffalo offices operate on a smaller level.

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

Customers

      The Company's client base includes industrial companies, real estate developers, auto parts manufacturers, aluminum producers, utility companies, waste disposal firms, municipalities, and engineering firms. During 1998, the Company performed services for more than 300 clients. These projects ranged from short-term (three months or less) to projects which were on-going for 12 months or more. The majority of the projects were short-term in nature and continue to provide a substantial amount of revenue for the Company. During 1998, the Company had sales of approximately $2,537,000 to a utility company and sales of approximately $1,528,000 to a metal manufacturing company, which combined totaled 37% of the Company's revenues.

Insurance

     The Company maintains commercial general liability insurance which provides aggregate coverage limits of $5 million. The Company also maintains asbestos liability and contractors pollution legal liability which provide aggregate coverage limits of $5 million. In addition, the Company also maintains workers compensation, comprehensive automobile, and Directors and Officers liability insurance. The Company's insurance coverage is consistent with the insurance requirements found in the environmental remediation industry.

Backlog

     As of December 31, 1998, the Company had a backlog of orders it believed to be firm of approximately $2,700,000.

Employees

      As of March 15, 1999, the Company had a total of 76 full-time employees. The Company's ability to retain and expand its staff will be an important factor in determining the Company's future success. The Company maintains employment contracts with its key managers in its branch offices. Manager contracts are negotiated on an annual basis and encompass items such as salary, bonuses, and non-compete clauses. The Company does not maintain key-person insurance for such personnel. The Company considers its relations with its employees to be good, and the Company has never had a work stoppage or threat of a work stoppage.

ITEM 2. PROPERTIES

Syracuse, New York Branch and Corporate Headquarters

      The Company leases approximately 17,000 square feet leased from O'Brien & Gere Property Development (an affiliated party) at a current monthly rate of $6,840, including utilities. The term of the lease extends through June 30, 2001, and the lease does not contain an escalation clause.

Massena, New York Branch

      The Company owns a 13.93 acre parcel of land located in the Town of Massena, St. Lawrence County, New York. This parcel, which has approximately 1,300 feet of frontage on the St. Lawrence River, is located in a protected area where the water is forty-five feet deep. This provides excellent dockage for local ships and also ocean-going ships utilizing the St. Lawrence Seaway.

      The land is improved with a well-maintained concrete and creosote timbered dock that extends about 90 feet into the river and about 260 feet along the river bed. It is equipped with the necessary piping, valves, and fittings to serve the former Metropolitan Oil Petroleum Tank Farm. The land is improved with seven petroleum tanks that have a capacity of 472,000 barrels. There are four support buildings on the premises, consisting of an office building, a combination office, shop and boiler room building, and two storage sheds.

     The Company is currently pursuing the sale of all or part of its Massena property and is currently discussing its sale with several parties. On November 5, 1997, the Company entered into an option with O'Brien & Gere Property Development (an affiliated party) for the sale of the eastern portion of the property, the tanks and the dock for $2 million. (See additional discussion under ITEM 7 of this report).

      In March of 1997, the Company signed a consent order issued by the New York State Department of Environmental Conservation which requires the Company to remediate its Massena, NY property. As a result, in the second quarter of 1997, the Company began digging test pits on the property to determine the extent of ground contamination. A total of ten test pits were dug. Eight of the pits were found to have no contamination and were closed-out by New York State. The remaining two pits had low level indications of contamination. These areas were excavated late in the third quarter of 1997. The Company removed approximately 40 cubic yards of contaminated material from the two pits and is currently awaiting final closure of the site by New York State. The Company also tested its groundwater monitoring wells which were also found to be free of contamination, therefore, posing no threat to the groundwater supply in the area. The Company has spent approximately $60,000 to clean this site, which was expensed in 1997. As of the date of this report, the Company is awaiting final closure of the consent order by the New York State Department of Environmental Conservation. The Company believes the extent of the contamination is minimal and will not impair its ability to sell the property.

Braintree, Massachusetts Branch

      The Company leases approximately 300 square feet of office space from O'Brien & Gere Engineers (an affiliated party) at a current rate of $1,200 per month. The term of the lease is on a month-to-month basis.

Athens, Pennsylvania Branch

     The Company leases approximately 4,000 square feet of office and garage space at a current rate of $1,100 per month plus utilities. The term of the lease extends through March 1, 2001, and does not contain an escalation clause.

Albany, New York Branch

      The Company leases approximately 300 square feet of office space from O'Brien & Gere Engineers (an affiliated party) at a current rate of $1,278 per month. The term of the lease is on a month-to-month basis.

Edison, New York Branch

      The Company leases approximately 300 square feet of office space from O'Brien & Gere Engineers (an affiliated party) at a current rate of $406 per month. The term of the lease is on a month-to-month basis.

Plattsburgh, New York Branch

      The  Company leases approximately 400 square feet of office and  garage  space at a current rate of $280 per month  including
utilities.   The  term of the lease extends through  January  31,
2000, and the lease does not contain an escalation clause.

Equipment

       The Company's owned equipment consists primarily of construction equipment such as vacuum trucks, tankers, excavation equipment, pumps, generators, and compressors, some of which have been specially modified for the Company's use. Chemical trailers and other specialized equipment for short-term projects are typically leased from local equipment contractors.

ITEM 3. LEGAL PROCEEDINGS

      With the exception of the New York State Department of Environmental Conservation consent order discussed in ITEM 2 above, the Company is not a party to any litigation or governmental proceedings that management believes could result in any judgements or fines against it or that would have a material adverse effect on the Company's cash flows, results of operations, or its financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual shareholders meeting on November 18, 1998. The shareholders voted on the ratification of PricewaterhouseCoopers LLP as the Company's auditors and the election of five directors. The following votes were cast for each:

                                                    For      Against
Ratification of PricewaterhouseCoopers LLP
as the Company's auditors                         10,586,541    -0-

Election of Directors:
John R. Loveland          CEO and Director        10,586,541    -0-
Richard L. Elander        Director                10,586,541    -0-
Cornelius B. Murphy, Jr.  Director                10,586,541    -0-
Steven A. Sanders         Director                10,586,541    -0-
Robert J. Berger          Director                10,586,541    -0-

There were no other matters submitted to a vote of the Company's shareholders.

                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     (a) The shares of the Company's common stock are listed in the "Pink Sheets" and on the NASDAQ Bulletin Board under the symbol OTES.

     The high and low bid prices for the shares of the Company's common stock were as follows:

     Quarter Ended       High Bid        Low Bid

     March 31, 1997        5/8             1/8
     June 30, 1997         5/8             1/8
     September 30, 1997    3/4             1/4
     December 31, 1997     5/8             1/4
     March 15, 1998        5/8             1/4
     June 30, 1998         3/4             7/16
     September 30, 1998    3/4             1/4
     December 31, 1998     1/4             1/4
     March 15, 1999        3/4             1/4

      The aforementioned prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     (b) At March 15, 1999, there were approximately 169 holders of record of the Company's common stock.

     (c) The Company has never paid any dividends and does not anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Statement of Operations Data

                              Year Ended December 31

                 1998        1997        1996       1995        1994

Project
 Billings    $10,917,903  $6,993,221  $5,792,548  $7,145,587  $5,143,623

Net Income
 (Loss) from
 Continuing
 Operations     $812,753 ($1,747,543)($1,553,320)  ($847,037)($1,131,139)

Extraordinary
 Gain             0       $1,000,000      0            0          0
Net Income
 (Loss) Per
 Share from
 Continuing
 Operations
 (Basic &
 Dilutive)       $.07        ($.32)     ($.32)        ($.17)    ($.25)

Balance Sheet Data

                              As of December 31

                  1998       1997       1996        1995        1994
                              (5)                    (4)       (1),(2),
                                                                 & (3)
Total Assets  $6,632,753  $4,776,471  $5,155,409  $5,527,547  $6,269,756

Long-Term
Obligations   $1,526,560    $228,855    $875,000  $2,326,459  $1,681,686


(1) On March 2, 1994, a shareholder of the Company converted its $1.0 million long-term obligation to common stock.

(2) On March 2, 1994, the Company paid off its subordinate debt to a shareholder.

(3) On April 6, 1994, the Company sold 170,000 shares of common stock for $255,000.

(4) On November 1, 1995, the Company converted a $500,000 short-term note to a long-term obligation.

(5) On October 14, 1997, the Company entered into an agreement with its two largest creditors to convert all or part of its
     indebtedness   into  common  stock  of  the  Company.    The
     agreement included forgiveness of $1,000,000 of debt by O'Brien & Gere Limited (a shareholder) and the conversion of $540,000 of convertible debentures, plus accrued interest,
     into  1,080,000  shares of the Company's common  stock.   In
     addition, the Company's then financial institution converted $2,811,070 of principal and interest into 5,622,140 shares of the Company's common stock.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1998, the Company had cash and cash equivalents of $122,106 as compared to $81,517 at December 31, 1997.

      At December 31, 1998, the Company had a working capital surplus of $1,019,312 compared to a working capital deficit of $217,156 at December 31, 1997, with a current ratio of approximately 1.4 to 1 at the end of 1998 compared to .9 to 1 at the end of 1997. The increase in working capital was primarily attributable to the significant increase in accounts receivable and the fact that due to the new terms of the Company's revolving loan, the outstanding borrowings are classified as a long-term liability at December 31, 1998.

      Cash used in financing activities was $126,787, which was primarily due to the timing of paydowns and advances on the Company's line of credit.

      Cash provided by operating activities during 1998 was $374,993 compared to cash used in operating activities of $747,813 during 1997. The increase in cash provided by operating activities in 1998 was substantially attributable to the Company's improved profitability during the year.

      Cash used in investing activities of $207,617 during 1998, was primarily attributable to capital expenditures for a dump truck, several utility vehicles, computer equipment, a high pressure water truck, and tank installation equipment.

      On October 14, 1997, the Company entered into a borrowing agreement with a new bank that provided for borrowings on a revolving basis. On December 31, 1998, the agreement was amended to provide borrowings up to $1,500,000. The revolving loan is subject to renewal at the Bank's option and is payable on April 30, 2000. The revolving loan is guaranteed by a shareholder for an amount not to exceed $500,000. Under the terms of the guarantee, should the Bank be unable to recover the full amount of outstanding balances from the Company's collateralized assets, the shareholder agrees to purchase the Massena Port Facility for the unrecovered balance up to a maximum of $500,000. Borrowings against the revolving loan aggregated $739,531 at December 31, 1998.

     Effective January 1, 1999, the Company sold its wholly-owned subsidiary, St. Lawrence Industrial Services, Inc.  The sale  did
not   have  a  significant  impact  on  the  Company's  financial statements.

YEAR 2000

      The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. The Company is addressing the risk to the availability and integrity of financial systems and the reliability of operational systems. The Company is in the process of reviewing its major suppliers for year 2000 compliance. In 1998, the Company upgraded its financial systems to comply with year 2000 requirements and has also undertaken an upgrade of its headquarters information and decision support systems, which is expected to be complete by September 1999. The Company has spent approximately $40,000 to date on these systems upgrades and estimates spending approximately $15,000 over the next 3 to 9 months.

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

      In 1996, the Company reclassified the Massena Property to Assets Held for Sale. The property at that time had a carrying value of approximately $1.9 million. Due to the significance of the carrying value of the property, in March of 1997, management obtained an independent third party appraisal to support its carrying value. Such appraisal included an evaluation of similar sales plus a pending transaction at the time. The appraisal also included an evaluation of the time frame during which a sale would be expected. Based upon the appraisal report and an estimate of the costs to sell, management recognized an impairment of $308,377 on the property during 1997. As of December 31, 1998, the carrying value, which management believes is properly stated at the lower of cost or market, of the property is $1,605,427.

CAPITAL RESTRUCTURING & BUSINESS OPERATIONS

     The Company entered into letters of agreement with its then two largest creditors, its then financial institution, OnBank & Trust Co. ("OnBank"), and O'Brien & Gere Limited ("OBG Limited"), a shareholder, on October 14, 1997, which were executed as of December 31, 1997, whereas OnBank and OBG Limited agreed to convert all or part of their indebtedness, including accrued interest, into Common Stock of the Company, and to forgive the remaining balance. OBG Limited, to which the Company was indebted for $1,540,000, including accrued interest of $140,000, forgave $1,000,000 of the debt and converted the balances into 1,080,000 shares of the Company's Common Stock. OnBank, to which the Company was indebted for $2,811,070, including accrued interest of $75,332, converted their debt and accrued interest for 5,622,000 shares of the Company's Common Stock. The price per share of $.50 was negotiated with the two creditors and the Company based on the price of recent sales and their estimates of future risk.

RESULTS OF OPERATIONS

     This financial review should be read in conjunction with the accompanying Consolidated Financial Statements and accompanying notes.

FACTORS THAT MAY AFFECT FUTURE RESULTS

      The Company's future operating results may be affected by a number of factors, including the Company's ability to successfully increase market share in its existing service territory while expanding its services into other markets, realize benefits from cost reduction programs, sell all or part of the Massena Property, and utilize its facilities and work force profitably in the face of intense price competition.

1998 COMPARED TO 1997

Revenues

      During the year ended December 31, 1998, the Company's revenues increased 56% to $10,917,903 as compared to $6,993,221 reported for the previous year ended December 31, 1997. The increase in revenue was due to several factors, including a $2,500,000 emergency spill contract for a utility customer and several large industrial cleaning contracts, which resulted in approximately $1,500,000. The Company also saw an increase in revenues of approximately $735,000 in underground storage tank removal revenues, which is attributable to the Federal Government deadline to remove all underground storage tanks ("USTs") which are not in compliance with the EPA guidelines for USTs. The deadline to remove out of compliance USTs was December 22, 1998. The Company expects to see a continued rise in this service line during 1999, due to the number of organizations that are not yet in compliance with the Federal Government deadline. The Company saw a significant increase in the transportation and disposal business as a result of the increased volume of UST jobs. During 1998, the Company's newly expanded geographic areas generated revenue of approximately $2,500,000, all of which was core service revenue resulting from competitive bidding in both the public and private markets.

Project Costs and Gross Profit

     Project costs for the year ended December 31, 1998 increased 53% to $7,596,788 from $4,959,449 for the year ended December 31, 1997. The increase in project costs is attributable to the significant increase in revenues. Project costs as a percentage of revenues remained consistent at 70% for the year ended December 31, 1998 and 71% for the same period in 1997.
       The gross profit margin for the year ended December 31, 1998 was 30% versus 29% for the year ended December 31, 1997. Management was able to control the mix of work pursued by the Company, which enabled the Company to focus its efforts in service areas that produced a higher gross margin percentage.

Selling, General, and Administrative Expenses

      During the year ended December 31, 1998, selling, general, and administrative ("SG&A") expenses decreased 6.6% to $2,399,988 compared to $2,569,486 reported for the previous year. SG&A expenses were approximately 22% of sales for the year ended December 31, 1998 compared to approximately 37% for the previous year. The decrease in SG&A is due to the Company's ability to increase the utilization of its existing staff while simultaneously increasing revenues. The Company added several project managers and supervisors during the year and kept them focused on bidding and managing projects. Additionally, SG&A decreased due to the corporate restructuring of the Company in 1997, which significantly reduced depreciation and amortization expenses. The Company was also able to secure lower general business insurance rates as well as cut various other SG&A expenses during 1998.

Operating Income

      For the year ended December 31, 1998, the Company reported operating income of $921,127 compared to a loss of $1,333,400 for the previous year. The change is primarily attributable to the Company's mix of work during 1998, which produced a 30% gross margin and the overall reduction of SG&A expenses compared to the prior year. In 1997, the Company incurred a non-cash charge $797,686 related to the write down of its Massena property and certain equipment held for use.

Interest Expense

      Interest expense decreased 72% to $111,099 in 1998 compared
to  $402,144  in  1997.   The decrease  in  interest  expense  is
primarily attributable to the Company's financial restructuring in 1997, which significantly reduced the Company's debt.

Net Income

      The net income for the year ended December 31, 1998 was $812,753 ($.07 per share basic & dilutive) compared to a net loss of $747,543 ($.14 per share basic and dilutive) after an extraordinary gain of $1,000,000 in 1997.


1997 COMPARED TO 1996

Revenues

      During the year ended December 31, 1997, the Company's revenues increased 21% to $6,993,221 as compared to $5,792,548 reported for the previous year ended December 31, 1996. A comparison of revenues by service line between the current and prior year shows the following: The asbestos abatement and demolition business saw an increase in revenues of approximately $690,000 due to an award of a large asbestos abatement project in the fourth quarter of 1996 that was completed in May of 1997. The Company also saw an increase in revenues of approximately $325,000 in underground storage tank removal revenues. The increase is attributable to the Federal deadline to remove all underground storage tanks ("USTs") which are not in compliance with the EPA guidelines for USTs. The deadline to remove out of compliance USTs is December 22, 1998. The Company expects to see a continued rise in this service line during 1998. Industrial cleaning services remained steady throughout 1997 as the Company continued to focus its marketing efforts in this area. Emergency Spill Response revenue increased approximately $150,000 during 1997. The increase was primarily attributable to a large oil spill in January of 1997. Finally, the Company saw an increase in the transportation and disposal business of approximately $100,000 as a result of the increased volume of UST jobs.

Project Costs and Gross Profit

     Project costs for the year ended December 31, 1997 increased 23% to $4,959,449 from $4,036,846 for the year ended December 31, 1996. The increase in project costs is attributable to increased revenues. The gross profit margin for the year ended December 31, 1997 was 29% versus 30.3% for the year ended December 31, 1996. The decrease in the gross profit margin is attributable to an increase in public projects which typically produces a lower gross profit margin than private projects. The Company also continues to see increasingly competitive market conditions which have forced the Company to bid jobs at a lower gross profit margin than in previous years.

Selling, General, and Administrative Expenses

      During  the year ended December 31, 1997, selling, general, and  administrative ("SG&A") expenses decreased 1% to  $2,569,486 compared to $2,593,996 reported for the previous year.

Operating Loss

      For the year ended December 31, 1997, the Company's operating loss increased 13% to $1,333,400 compared to a loss of $1,181,190 for the previous year. The increase in the operating loss is primarily attributable to a non-cash charge of $797,686 related to the write down of its Massena property and certain equipment held for use. In 1996, the Company incurred a non-cash charge $342,896 related to the write down of certain equipment and intangible assets.
Interest Expense

      Interest expense increased 13% to $402,144 in 1997 compared
to  $357,173  in  1996.   The increase  in  interest  expense  is
attributable to increased borrowings from O'Brien & Gere  Limited
(a shareholder).

Extraordinary Gain

      In connection with the capital restructuring of the Company
in   1997,  O'Brien  &  Gere  Limited  (a  shareholder)   forgave
$1,000,000 of debt.

Net Loss

      The net loss after an extraordinary gain of $1,000,000 for the year ended December 31, 1997 was $747,543 ($.14 per share basic & dilutive) compared to a net loss of $1,553,320 ($.32 per share basic and dilutive) in 1996. As a result of the Company's net operating loss, there was no provision for federal income taxes recorded in 1997.


ITEM 7A. - SEE AUDITED FINANCIAL STATEMENTS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and the report of PricewaterhouseCoopers LLP are submitted under Item  14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                            PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

     The following table sets forth certain information about the directors of the Company, all of whom were unanimously elected at the Annual Meeting of Stockholders of the registrant on November
18, 1998 for a term of one year.


Name, Age              Year
Principal              First
Occupation             Elected      Certain Other Information

Robert J. Berger         1998 Mr. Berger has served in his present
(55)                          position  as Director since  November
Director 1998. Mr. Berger was employed in various positions for OnBank from 1978 through March 31, 1998, his last position being Chief Financial Officer. From April through August 1998, he served as consultant to First Empire State Corp. pursuant to its merger with OnBank. Since August 1998, he has been an Adjunct Professor and a Director of the Madden Institute of Business Education at LeMoyne College in Syracuse, New York.

Richard L. Elander       1991 Mr.  Elander  has  served   in   his
(57)                          present position as a Director  since
Director November of 1991. He has served as Vice President and General Manager from June 1994 to December 1996. He also served as Chief Executive Officer from November 1991 to June 1994. Mr. Elander served as a Director of O'Brien & Gere Limited from August 1991 to December 1995. From 1983 to 1996, Mr. Elander served as President of O'Brien & Gere Operations. Currently, Mr. Elander operates his own construction management consulting business.


John R. Loveland        1994  Mr. Loveland  has  served  in   his
(61)                          present  position  since  June  1994.
Chairman of the               He  has been a director of O'Brien  &
Board and Chief               Gere Engineers, Inc. since 1973.   He
Executive Officer             also  served as President of  O'Brien
                              &  Gere Engineers, Inc. from 1980  to
                              December   1992.    He   served    as
                              Chairman  of the Board of  O'Brien  &
                              Gere   Limited  from  1989  to  March
                              1999.

Cornelius B. Murphy,Jr. 1991  Mr.  Murphy has served in his current
(53)                          position  since  December  1996.   He
Director previously served as the Company's President from June 1994 to December 1996 and Chariman of the Board from November of 1991 to June 1994. Mr. Murphy has been a director of O'Brien & Gere Limited since 1985 and O'Brien & Gere Engineers, Inc. from 1992 to 1997. Prior to that, Mr. Murphy served as Senior Vice President of O'Brien & Gere Technical Service, Inc. since 1992. From 1982 to 1992, Mr. Murphy served as President of O'Brien & Gere Technical Services, Inc. Mr. Murphy currently serves as Chief Scientist of O'Brien & Gere Engineers.

Steven A. Sanders        1991 Mr.  Sanders is a partner in the  law
(53)                          firm   of   Beckman,   Millman,   and
Director Sanders. Mr. Sanders has also been President of the Law Office of Steven A. Sanders, PC since 1992. Prior to that, he served as Counsel to Jacobs, Persinger & Parker from 1987 to 1992. Prior thereto, Mr. Sanders served as Senior Partner of the law firm Sanders and Siercho.


EXECUTIVE OFFICERS OF THE COMPANY

Name                     Age  Position Held
John R. Loveland         61   Chairman of the Board and Chief
                              Executive Officer
Anthony R. Pongonis      45   President
Christopher J. Polimino  33   Vice President and General Manager
Dennis S. Lerner         52   Secretary
Joseph M. McNulty        44   Treasurer

     Mr. Pongonis was hired during the fourth quarter of 1996.
He has over twenty-five years of experience in the environmental services industry.

     Mr. Polimino was promoted to the position of Vice President and General Manager during the second quarter of 1998. He has been with the Company since December of 1994 and has previously served as Controller.

     Mr. Lerner has served in his present position since February of 1994. Mr. Lerner was Assistant Secretary of O'Brien & Gere Engineers, Inc., a wholly-owned subsidiary of O'Brien & Gere Limited, from 1992 to March 1999. He currently serves as O'Brien & Gere Engineers' in-house legal counsel and has held this position since 1990.

     Mr. McNulty has served his current position since February 1993. Mr. McNulty has served as Vice President of Finance of O'Brien & Gere Limited from April 1995 to December 1998, and he is currently the Chief Financial Officer and a director of O'Brien & Gere Limited, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth summary information concerning compensation paid or accrued by the Company for services rendered during the last three fiscal years.

Summary Compensation Table

                    Annual Compensation      Long Term Compensation

                                             Awards    Payments

                                  Other                     All
Name and                          Annual                    Other
Principal                         Compen-   # of    LTIP    Compen-
Position            Year  Salary  sation    Options Payouts sation

John R. Loveland    1998  $13,920   -0-       -0-    -0-     -0-
Chairman and        1997  $19,200   -0-     50,000   -0-     -0-
CEO                 1996  $16,800   -0-       -0-    -0-     -0-

Anthony R. Pongonis 1998  $92,220 $17,500(1)  -0-    -0-     -0-
President

(1) Includes stock bonus with a market value of $2,500 at the time of award.

Year End Option Table

The following table sets forth certain information regarding stock options held as of December 31, 1998 by the named executive officers.

                                   Number of
                                   Securities       Value of
                                   Underlying       Unexercised
                                   Unexercised      In-the-Money
                                   Options at       Options at
                                   Fiscal Year End  Fiscal Year End

                 # Shares
                 Acquired          Exercis- Unexer- Exercis- Unexer-
                 on       Value    able     cisable able     cisable
Name             Exercise Realized #        #       #        #
John R. Loveland 50,000   -0-      -0-      -0-     -0-      -0-


Compensation of Directors

     Directors of the Company are paid $500 for each quarter plus reimbursement for their actual expenses incurred in attending meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the company's common stock at March
15, 1999 by persons who, to the knowledge of the Board of Directors, beneficially own more than five percent of the outstanding shares of common stock of the Corporation.

     All voting power of the Corporation is vested in its common stock. As of the close of business on March 15, 1999, 11,603,963, shares of common stock par value $.01 per share were outstanding. Each share of common stock is entitled to one vote.

                           Number of Shares
Name and Address           of Common Stock
Of Beneficial              Beneficially      Percentage
Owner                      Owned (1)         of Class

M&T Bank                   5,622,140         48.5%
101 S. Salina Street
Syracuse, NY 13202
O'Brien & Gere Limited     3,148,200         27.1%
5000 Brittonfield Parkway
Syracuse, NY 13220
Richard L. Elander           329,565 (4)      2.8%
3486 Melvin Drive North
Baldwinsville, NY 13027
Cornelius B. Murphy, Jr.       1,424 (4)       <1%
Steven A. Sanders              4,799 (2)(4)    <1%
John R. Loveland             127,093 (3)(4)    <1%
All Officers &              (2)(3)(4)         4.2%
Directors as a
Group (9 persons)

(1) The beneficial owners have sole voting and investment power over the shares owned.

(2) Includes 200 shares, which are owned by Mr. Sanders' wife as custodian for his son, as to which Mr. Sanders disclaims beneficial ownership.

(3) Includes 50,000 shares issuable upon exercise of currently exercisable options. Does not include 3,148,200 shares currently owned by Limited of which Mr. Loveland is a director. Includes 76,659 shares owned by Mr. Loveland's wife as to which Mr.
     Loveland disclaims beneficial ownership.

(4)  Director

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On July 1, 1995, the Company entered into a lease agreement with O'Brien & Gere Property Development (an affiliate) to occupy approximately 17,000 square feet of office and garage space. The terms of the lease extend through June 30, 2001. Total rent expense incurred in 1998 amounted to approximately 77,000. The Company also has several month-to-month office rental agreements in place with another O'Brien & Gere Limited subsidiary.

     On November 5, 1997, the Company entered into an option with O'Brien & Gere Property Development (an affiliate) to sell the eastern portion of the Massena Property, the tanks, and the dock for $2 million.

     During 1998, the Company provided $283,435 of remediation, sub-contract support, and project services to subsidiaries O'Brien & Gere Limited, a shareholder. Services provided to O'Brien & Gere Limited subsidiaries were at competitive rates which were bid on a project by project basis.

     The Company purchases technical, accounting, and consulting services from subsidiaries of O'Brien & Gere Limited, a shareholder. The costs for these services amounted to $325,096 in 1998.

     The Company's revolving loan agreement is guaranteed by O'Brien & Gere Limited, a shareholder, for an amount not to exceed $500,000.

     Steven A. Sanders, a director of the Company, a partner of Beckman, Millman, & Sanders, which provides professional services to the Company, and it is anticipated that it will continue to do so.

     On January 1, 1999, the Company sold its wholly-owned subsidiary, St. Lawrence Industrial Services, Inc., to a director of the Company.

                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

                                                       Page
(a)  Financial Statements and Exhibits

     (1)  Report of Independent Auditors                F-1
          Consolidated Balance Sheets at
           December 31, 1998 and 1997                   F-2
          Consolidated Statement of Operations
           for the years ended December 31, 1998,
           1997, and 1996                               F-3
          Consolidated Statements of Shareholders'
           Equity (Deficit) for the years ended
           December 31, 1998, 1997, and 1996            F-4
          Consolidated Statements of Cash Flows
           for the years ended December 31, 1998,
           1997, and 1996                               F-5
          Notes to Consolidated Financial Statements    F-6

     (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3)  Subsidiaries of the Company:
          St. Lawrence Industrial Services, Inc.
          OP-TECH Environmental Services Limited - Ontario,
          Canada

(b)  Reports on Form 8-K
     The Company did not file any Current Reports on Form 8-K during the three months ended December 31, 1998.

(c)  Exhibits

10.1 Union and Employment Contracts (1) Incorporated herein by reference to the Company's Form 10-K F/Y/E December 31, 1997.
10.2 Voting Agreement (1) Incorporated herein by reference to the Company's Form 10-K F/Y/E December 31, 1997.
10.3 Memorandum of Agreement and Exchange (1) Incorporated herein by reference to the Company's Form 10-K F/Y/E December 31, 1997.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          OP-TECH Environmental Services, Inc.
                                (Registrant)

                          By:/s/ John R. Loveland
                             John R. Loveland, Chief Executive Officer

March 31, 1999

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March 1999.

/s/ John R. Loveland          Director and Chairman of the Board
John R. Loveland              (Chief Executive Officer)

/s/ Cornelius B. Murphy, Jr.  Director
Cornelius B. Murphy, Jr.

/s/ Robert J. Berger          Director
Robert J. Berger

/s/ Richard L. Elander        Director
Richard L. Elander

/s/ Steven A. Sanders         Director
Steven A. Sanders

/s/ Anthony R. Pongonis       President
Anthony R. Pongonis

/s/ Christopher J. Polimino   Vice President and Chief
Christopher J. Polimino        Accounting Officer

/s/ Joseph M. McNulty         Treasurer
Joseph M. McNulty

/s/ Dennis S. Lerner          Secretary
Dennis S. Lerner








Report of Independent Accountants



Shareholders and Board of Directors
OP-TECH Environmental Services, Inc. and Subsidiaries


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of OP-TECH Environmental Services,Inc. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted
accounting principles.   These  financial statements are the
responsibility of the Company's management;  our responsibility
is  to  express  an  opinion  on  these   financial statements
based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







Syracuse, New York
March 12, 1999

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 1998 and 1997

               ASSETS                               1998         1997

Current assets:
   Cash and cash equivalents                    $   122,106    $   81,517
   Accounts receivable (net of
     allowance for doubtful accounts
     of approximately $126,000 in 1998
     and $119,000 in 1997):
         Unaffiliated parties                     2,847,001     1,948,102
         Affiliated parties                         109,190       126,247
                                                  2,956,191     2,074,349

   Costs on uncompleted projects
     applicable to future billings                  289,768       132,590
   Prepaid insurance                                157,537       105,792
   Other assets                                     159,345        78,653
      Total current assets                        3,684,947     2,472,901

Property and equipment, net                       1,199,635       622,979
Assets held for sale                              1,605,427     1,675,000
Other assets                                        142,744         5,591

                                                $ 6,632,753   $ 4,776,471


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Bank overdraft                               $    45,085   $   224,458
   Notes payable to bank                                          500,000
   Accounts payable:
      Unaffiliated parties                         1,350,204    1,008,236
      Affiliated parties                              51,184      118,159
                                                   1,401,388    1,126,395

   Billings in excess of costs and
     estimated profit on uncompleted
     contracts                                       569,393      309,927
   Accrued payroll and related liabilities           226,130      272,772
   Accrued expenses and other liabilities             71,888      148,594
   Current portion of long-term debt                 351,751      107,911
      Total current liabilities                    2,665,635    2,690,057

Long-term debt                                     1,174,809      120,944

Shareholders' equity:
   Common stock, par value $.01 per share;
     authorized 20,000,000 shares;
     11,603,963 and 11,555,100 shares
      outstanding as of December 31, 1998
      and 1997, respectively                         116,040      115,551
   Additional paid-in capital                      7,787,152    7,773,555
   Accumulated deficit                            (5,110,883)  (5,923,636)
                                                   2,792,309    1,965,470

                                                 $ 6,632,753  $ 4,776,471

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31, 1998, 1997, and 1996


                                   1998           1997         1996

Project billings and services  $ 10,917,903   $ 6,993,221  $ 5,792,548
Project costs                     7,596,788     4,959,449    4,036,846

      Gross margin                3,321,115     2,033,772    1,755,702

Selling, general and
  administrative expenses         2,399,988     2,569,486    2,593,996
Provision for impairment of
  long-lived assets                   -           797,686      342,896

      Operating income (loss)       921,127    (1,333,400)  (1,181,190)

Other income and expense:
   Interest expense                (111,099)     (402,144)    (357,173)
   Other income (expense), net       20,925       (11,999)     (14,957)
                                    (90,174)     (414,143)    (372,130)

      Gain (loss) before
        income taxes and
        extraordinary item          830,953    (1,747,543)  (1,553,320)

Income taxes                         18,200         -            -

      Income (loss) before
        extraordinary item          812,753    (1,747,543)  (1,553,320)

Extraordinary gain on
  forgiveness of debt                 -         1,000,000        -

      NET INCOME (LOSS)             812,753      (747,543)  (1,553,320)




Earnings per common share -
  basic and dilutive:
   Income (loss) before
     extraordinary item              $.07          $(.32)      $(.32)
   Extraordinary item                  -             .18          -

      Net income (loss)              $.07          $(.14)      $(.32)







The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Statements of Shareholders' Equity (Deficit)
Years Ended December 31, 1998, 1997, and 1996


                                     Additional
                            Common   Paid-in       Accumulated
                            Stock    Capital         Deficit      Total

Balances at
  December 31, 1995       $  48,500  $ 4,485,157  $(3,622,773)  $  910,884

Issuance of 3,962 shares         35        6,616        -            6,651
Net loss                       -          -        (1,553,320)  (1,553,320)

Balances at
  December 31, 1996          48,535    4,491,773   (5,176,093)    (635,785)

Conversion of debt to
  6,702,140 shares           67,021    3,284,049        -        3,351,070
Retirement of 1,537 shares       (5)      (2,267)       -           (2,272)
Net loss                       -          -          (747,543)    (747,543)

Balances at
  December 31, 1997         115,551    7,773,555   (5,923,636)   1,965,470

Issuance of 48,863 shares       489       13,597                    14,086
Net income                     -          -           812,753      812,753

Balances at
  December 31, 1998      $  116,040  $ 7,787,152  $(5,110,883)  $2,792,309



























The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 1998, 1997, and 1996

                                1998             1997           1996

Operating activities:
 Net income (loss)         $   812,753      $  (747,543)   $  (1,553,320)
 Adjustments to reconcile
  net income (loss) to
  net cash provided by
  (used in) operating
  activities:
    Extraordinary gain on
     forgiveness of debt         -           (1,000,000)           -
    Provision for loss on
     accounts receivable       105,350          190,594          131,290
    Depreciation and
     amortization              161,201          351,812          486,021
    Provision for impairment
     of long-lived assets        -              716,710          342,896
    Interest expense converted
     to common stock             -              166,836            -
    (Increase) decrease in
     operating assets and
     increase (decrease)in
     operating liabilities:
       Accounts receivable    (987,192)        (716,225)        (419,049)
       Costs on uncompleted
        projects applicable
        to future billings    (157,178)         (31,649)           1,258
       Prepaid expenses and
        other assets            14,862           84,055            6,209
       Billings and estimated
        profit in excess of
        costs on uncompleted
        contracts              259,466           71,864           88,861
       Accounts payable and
        other accrued
        expenses               165,731          165,733          469,712
   Net cash provided by
    (used in) operating
    activities                 374,993         (747,813)        (446,122)

Investing activities:
   Purchases of property
    and equipment             (207,617)        (120,488)        (153,953)
   Proceeds from sale of
    property and equipment       -                7,793            -
   Net cash used in
    investing activities      (207,617)        (112,695)        (153,953)

Financing activities:
   Cash overdrafts            (179,373)         149,476           74,982
   Proceeds from notes
    payable to banks and
    long-term borrowings,
    net of financing costs   4,792,163          511,904        1,732,000
   Proceeds from notes
    payable to shareholders      -              525,000          630,000
   Principal payments on
    current and long-term
    borrowings              (4,739,577)        (263,432)      (1,856,525)
   Proceeds from issuance
    of common stock              -                -                6,651
   Net cash (used in)
    provided by financing
    activities                (126,787)         922,948          587,108

     Increase (decrease)
      in cash and cash
      equivalents               40,589           62,440          (12,967)

Cash and cash equivalents
 at beginning of year           81,517           19,077           32,044

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                122,106           81,517           19,077

Non-cash items:
 Conversion of debt and
  related accrued interest
  to equity (including
  $166,836 of 1997
  interest expense)         $    -         $  3,351,070        $   -
 Shareholders retirement
  of common stock                -                2,272            -


The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1998, 1997, and 1996


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

  OP-TECH Environmental Services, Inc., a Delaware corporation, and Subsidiaries (the "Company"), provides comprehensive environmental services predominately in Upstate and Central New York. The Company performs industrial cleaning of non-hazardous materials, provides varying services relating to plant facility closure including demolition and asbestos services, provides remediation services for sites contaminated by hazardous materials and provides emergency spill response services. The Company has two subsidiaries, St. Lawrence Industrial Services, Inc., a New York corporation and OP-TECH Environmental Services, Ltd., a Canadian subsidiary.

  Priniciples of Consolidation

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

  One of the more significant estimates includes the evaluation of impairment of the Company's long-lived assets. As more fully described in Note 5, the Company has had certain property held for sale appraised by an independent third party. Such appraisals are dependent upon various assumptions and estimates, which are subject to change over time. Future changes in these estimates, or other assumptions utilized by management to evaluate the asset carrying value, may have a material effect on the conclusions reached and the determination of impairment.

  Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

  Project Income Recognition and Unbilled Project Costs

  Predominately, contracts are short-term in nature, less than three months, and revenue is recognized as the costs are incurred and billed. Income on long-term fixed price contracts, greater than three months, are recognized on project billings based on the percentage-of-completion method utilizing the cost-to-cost basis. Project costs are generally billed in the month they are incurred and are shown as current assets.

  In the event the interim billings exceed costs and estimated profit, the net amount of deferred revenue is shown as a current liability. Estimated losses are recorded in full when identified.

  Concentration of Business Risk - Significant Customers

  Sales to one customer, other than an affiliated party, amounted to approximately $2,537,000, $463,000 and $429,000 in 1998, 1997
  and 1996, respectively. Accounts receivable at December 31, 1998, 1997, and 1996 include $157,200, $102,510 and $164,439, respectively, from this customer.

  For the year ended December 31, 1998 two individual customers generated approximately $4,065,000, or 37% of the Company's revenues.

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

  Long and Short-Term Debt

  The carrying amounts of the Company's short-term secured and unsecured borrowing and non-traded variable-rate long-term debt agreements approximate fair value. The fair values of the Company's non-traded fixed-rate long-term debt are estimated using discounted cash flow analysis, based upon the Company's current incremental borrowing rates for similar types of borrowing agreements.

  Income Taxes

  The Company provides for income taxes in accordance with the liability method as set forth in Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that may be in effect in the years in which the differences are expected to reverse.

  Earnings Per Share

  Basic earnings per share is computed by dividing income by the weighted average shares actually outstanding for the period. Diluted earnings per share includes the potentially dilutive effect of shares issuable under the employee stock purchase and incentive stock option plans. Due to the losses incurred by the Company in 1997 and 1996, the impact of the outstanding options and warrants are anti-dilutive and therefore their impact has not been included in the dilutive earnings per share disclosure.


2.   CAPITAL RESTRUCTURING

  In December 1997, the Company executed agreements with its then two largest creditors. The Company's then financial institution and a shareholder creditor, agreed to convert all or part of their indebtedness, including accrued interest, into common stock of the Company, and to forgive the remaining balance. The shareholder, to which the Company was indebted for $1,540,000, including accrued interest of $140,000, forgave $1,000,000 of the debt and converted the balance into 1,080,000 shares of the Company's common stock. The financial institution to which the Company was indebted for $2,811,070, including accrued interest of $75,332, converted their debt and accrued interest into 5,622,000 shares of the Company's common stock. The price per share, of $.50, was negotiated with the two creditors and the Company based on the price of recent sales and their estimates of future risk.

3.   RELATED PARTY TRANSACTIONS

  The Company purchased technical, accounting, and consulting services and rented certain office and warehouse space from a shareholder and its affiliates. The cost for these services amounted to approximately $325,000, $97,000 and $151,000 in 1998,
  1997 and 1996, respectively.

  Additionally, the Company provided approximately $283,000, $1,507,000 and $1,110,000 of remediation, sub-contract support and project services to a shareholder and its affiliates for the years ending December 31, 1998, 1997 and 1996, respectively.

  Interest  expense  on  an  unsecured  line  of  credit   with   a
  stockholder was approximately $94,000 and $59,500 in 1997 and 1996, respectively.

4.   PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following at December 31:

                                          1998             1997

  Furniture and fixtures             $    35,033      $    35,033
  Office machines                         75,052           44,399
  Utility vehicles                       101,140          101,140
  Field equipment                      1,947,551        1,244,601
  Aqueous treatment system               100,002          100,002

                                       2,258,778        1,525,175

  Less: Accumulated depreciation       1,059,143          902,196
                                     $ 1,199,635      $   622,979


  Depreciation expense approximated $157,000, $282,000 and $448,000 for 1998, 1997, and 1996, respectively.

5.   IMPAIRMENT OF LONG-LIVED ASSETS

  Assets Held for Sale

  The Company is actively pursuing the disposal of its Massena Port Facility ("Facility"), which was acquired in 1991 for the purpose of developing a large aqueous treatment facility. Management's estimation of fair value is based upon an evaluation of existing facts and circumstances, including current real estate market conditions; the 1997 independent appraisal; a discount related to an estimated period of time to consummate the sale of the Facility; and certain other factors, less costs of disposal. In addition, a wholly-owned subsidiary of a shareholder of the Company currently has an option to purchase the Massena Port Facility for $2,000,000. Management has continued its efforts to market the Facility or to find alternative uses. Based upon management's evaluation, as of December 31, 1998, the carrying value of the Facility is approximately stated at the lower of cost or market.

  The components of Assets Held for Sale consist of the following:

   Massena Port Facility, net of write down        $  1,605,427

  During 1998 the Company reclassified equipment with a carrying value of $69,573 from assets held for sale to equipment, as the equipment is being utilized in the operations of the Company.


6. DEBT AND LEASE OBLIGATIONS

  Long-term debt is summarized as follows at December 31, 1998:

   Revolving loan, see (a)                        $     739,531
   Various equipment and other installment
    obligations, due in aggregate monthly
    installment payments of approximately
    $34,400, including interest with rates
    between 6.95% and 15%, collateralized
    by equipment with a carrying value of
    $714,481.                                           787,029

                                                      1,526,560
  Less: Current portion                                (351,751)
                                                  $   1,174,809


  (a) The Company has a renewable borrowing agreement that provides borrowings up to $1,500,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. In addition, the agreement includes a material adverse change clause which permits the financial institution to call its debt in the event of a material adverse change in the business. Management does not anticipate any adverse changes in the next twelve months, however, there can be no assurances. The revolving loan, which is due on April 30, 2000, is guaranteed by a shareholder for an amount not-to-exceed $500,000.

     Borrowings against the revolving loan aggregated $739,531 at December 31, 1998. Interest is charged at prime plus 1.5%, or 9.25% at December 31, 1998. The weighted average borrowing rates under short-term credit facilities were 9.72% and 10% at December 31, 1998 and 1997, respectively.

  Interest paid amounted to approximately $115,000, $235,000 and $326,000 in 1998, 1997 and 1996, respectively.

  Scheduled principal payments on long-term debt for the next five years are as follows:

          1999                          $    351,751
          2000                             1,048,251
          2001                               119,041
          2002                                 7,517
                                        $  1,526,560

  Office facilities, a portion of which is with an affiliate of the Company's shareholder, are leased under noncancelable operating leases expiring at various dates through 2001. Rent expense incurred amounted to approximately $77,000, $89,000 and $120,000 in 1998, 1997 and 1996, respectively. Future minimum lease payments under noncancelable operating leases are as follows:
  1999 - $169,400, 2000 - $167,200, 2001 - $93,700, 2002 - $33,200,
  2003 - $15,600.

  The Company incurred non-cash debt and capital lease obligations of $456,413 and $47,500 in 1998 and 1997, respectively, for the acquisition of equipment. In addition, during 1998, the Company financed its three-year insurance premium obligation of approximately $288,000.

7.   SHAREHOLDERS' EQUITY

  The Company maintains a stock option plan permitting the issuance of up to 500,000 shares of common stock. The purpose of the Plan, which is more fully defined by the Plan document, provides various directors, officers, and employees ("Eligible Employees") of the Company the opportunity to acquire stake in the growth of the Company, as well as a means of promoting the Eligible Employee's maximum effort and continued association with the Company.

  Stock options granted under the Plan allow the Eligible Employee to purchase the Company's common stock, for a period not to exceed three years, at the price established at the grant date. Options granted under the Plan must specify option periods ending not more than ten years from the date of grant. The following table summarizes option activity of the Plan during 1998, 1997 and 1996:

                                           Weighted     No. of
                                           Average      Shares
                                           Exercise     Under
                                           Price        Options

  Balance at December 31, 1995              $2.50       250,000
   Options granted                            -            -
   Options forfeited                          -            -
  Balance at December 31, 1996               2.50       250,000
   Options granted                           1.50        50,000
   Options expired                          (2.50)     (250,000)
  Balance at December 31, 1997               1.50        50,000
   Options granted                            -            -
   Options expired                            -            -
  Balance at December 31, 1998              $1.50        50,000


  The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for the options granted under the Plan. Under APB Opinion No. 25, because the exercise price of the stock option is above the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Under SFAS No. 123, rights to acquire company stock are to be valued under the fair value method and the proforma effect of such value on reported earnings and earnings per share are to be disclosed in the notes to the financial statements. As the fair value of these options is not material, pro forma and related disclosures are not presented.

  In 1994, the Company issued warrants to a financial advisor to purchase 271,250 shares of common stock at a price of $1.65 per share. These warrants were expired and reissued in 1998 at a price of $1.65 and expire in 2000.

  As of December 31, 1998, the Company has reserved a total of 321,250 shares of common stock for issuance under the agreements discussed above. No options or warrants have been exercised.

  During 1998, the Company granted stock awards of 48,863 shares of its common stock to certain of its employees. As a result, a non-cash compensation expense of $14,086, the fair value of the stock on the grant date, was recognized. During 1997 certain directors returned 500 shares of common stock to the Company for no consideration.


8. INCOME TAXES

  The following summarizes the income tax expense at December 31, 1998:

    Federal                                            $  15,000
    State                                                  3,200
    Deferred                                                -
                                                       $  18,200

  The difference between the expected tax provision resulting from the application of the federal statutory income tax rate to pre-tax income, for 1998, is due to the Company's continued recognition of a deferred tax valuation allowance and the impact of current tax obligations based on AMT tax rates subject to certain limitation provisions.

  The Company has federal net operating loss ("NOL") and alternative minimum tax ("AMT") credit carryforwards of approximately $4,883,000 and $15,000, for income tax purposes. The federal net operating loss carryforward expires at various times through the year ending December 31, 2012. Alternative minimum tax credit carryforwards do not expire. Income taxes and franchise taxes paid were approximately $18,200 and $366 in 1998 and 1997, respectively.

  Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used
  for  income  tax  purposes.   For financial  reporting  purposes
  the Company decreased its valuation allowance in 1998 due to utilization of its net operating loss carryforwards based on taxable income generated in the current year. In 1997, the Company increased its valuation allowance by $118,408, due to the uncertainty of realizing the deferred tax assets in future years. The Company has recorded a valuation allowance, amounting to the entire net deferred tax asset, due to the uncertainty as to the ultimate recovery of the assets.

  Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1997 are as follows:

                                             1998          1997
   Deferred tax liabilities:
    Tax over book depreciation           $    76,021    $    60,218

   Deferred tax assets:
    Net operating loss carryforward      $ 1,660,144    $ 1,844,768
    Accounts receivable reserve               42,826         24,602
    Other                                     84,559          6,289
    AMT tax credits                           15,000           -
     Total deferred tax assets             1,802,529      1,875,659
   Valuation allowance for
    deferred assets                       (1,726,508)    (1,815,441)
     Deferred tax assets                 $    76,021    $    60,218
     Net deferred taxes                  $         0    $         0


9.   EMPLOYEE BENEFIT PLAN

  The Company maintains an employee retirement plan which covers substantially all employees. The Plan is funded by voluntary employee contributions which are matched by the Company at a designated percentage, and additional contributions by the Company at the discretion of the Board of Directors. There were matching contributions to the plan of approximately $11,500, $9,100 and $12,000 in 1998, 1997 and 1996, respectively, by the Company. The Company did not make discretionary contributions to the Plan in 1998, 1997 and 1996.


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

  The Company is a party to various proceedings arising from the normal course of business. Based on information currently available, management believes adverse decisions relating to litigation and contingencies in the aggregate would not materially affect the Company's results of operations, cash flows or financial condition.

