Form 10-Q
period 1999-03-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 1999-05-17
CIK 858748

_________________________________________________________________

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q


[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15  (D)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ending     March 31, 1999

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

                     Yes   X   or No

             APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate  the number of shares outstanding of each  of  the
issuer's  classes  of  common stock,  as  of  May  1,  1999.
11,603,963

_________________________________________________________________

                                 INDEX




        OP-TECH Environmental Services, Inc. and Subsidiaries


Part I.         FINANCIAL INFORMATION                       Page No.


     Item 1.   Financial Statements (Unaudited)

               Consolidated Balance Sheets
               -March  31,  1999  (Unaudited) and
                December  31,  1998 (Audited)...................3

               Consolidated Statements of Operation
               -Three months ended March 31, 1999 and
                March 31, 1998 (Unaudited)......................4

               Consolidated Statements of Cash Flows
               -Three months ended March 31, 1999 and
                March 31, 1998 (Unaudited)......................5

               Notes to Consolidated Financial Statements
               (Unaudited)......................................6


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations....8



Part II.       OTHER INFORMATION...............................13


               SIGNATURES......................................14





ITEM # 1 FINANCIAL STATEMENTS        PART I - FINANCIAL INFORMATION

OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                      (UNAUDITED)
                                       MARCH 31,      DECEMBER 31,
                                         1999             1998

ASSETS

Current Assets:
Cash and cash equivalents         $     23,746      $    122,106
Accounts receivable (net of
 allowance for doubtful
 accounts):
  Unaffiliated parties               2,252,515         2,847,001
  Affiliated parties                   359,616           109,190

                                     2,612,131         2,956,191
Costs on uncompleted
 projects applicable to
 future billings                       372,736           289,768
Prepaid expenses and
 other assets                          320,152           316,882

  Total Current Assets               3,328,765         3,684,947

Property and equipment, net          1,115,962         1,199,635
Assets held for sale                 1,605,427         1,605,427
Other assets                           133,442           142,744

  Total Assets                    $  6,183,596      $  6,632,753

LIABILITIES AND
SHAREHOLDERS' EQUITY

Current Liabilities:
Bank overdraft                    $    142,671      $     45,085
Accounts payable:
 Unaffiliated parties                1,186,425         1,350,204
 Affiliated parties                     45,080            51,184

                                     1,231,505         1,401,388
Billings in excess of costs
 and estimated profit on
 uncompleted projects                  422,695           569,393
Accrued expenses and
 other liabilities                     272,509           298,018
Current portion of long-term
 debt and obligations                  320,396           351,751

  Total Current Liabilities          2,389,776         2,665,635

Long-term debt                       1,047,789         1,174,809

Shareholders' Equity:
 Common stock, par value $.01
  per share; authorized
  20,000,000 shares; 11,603,963
  shares outstanding as of
  March 31, 1999 and December 31,
  1998, respectively                   116,040           116,040
 Additional paid-in capital          7,787,152         7,787,152
 Accumulated deficit                (5,157,161)       (5,110,883)

  Total Shareholders' Equity         2,746,031         2,792,309

  Total Liabilities and
   Shareholders' Equity           $  6,183,596      $  6,632,753


The accompanying notes are an integral part of the financial statements.


ITEM #1 FINANCIAL STATEMENTS         PART I - FINANCIAL INFORMATION

OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                          THREE MONTHS ENDED
                                        MARCH 31,        MARCH 31,
                                          1999             1998

Revenues:
Project billings and services         $  2,923,110    $   1,974,535
Project costs                            2,113,381        1,385,895

 Gross margin                              809,729          588,640

Selling, general and administrative
 expenses                                  810,808          482,078

 Operating (loss) income                    (1,079)         106,562

Other income and expense:
 Interest expense                           31,783           21,013
 Other expense (income), net                13,416           (8,333)


  NET (LOSS) INCOME                   $    (46,278)    $     93,882

Earnings (loss) per common
 share - basic and diluted            $       0.00     $       0.01

Weighted average shares
 outstanding                            11,603,963       11,555,123

The accompanying notes are an integral part of the financial statements.


ITEM #1 FINANCIAL STATEMENTS           PART I - FINANCIAL INFORMATION

OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                             THREE MONTHS ENDED
                                        MARCH 31,       MARCH 31,
                                          1999            1998

Operating activities:
 Net (loss) income                   $   (46,278)     $    93,882
 Adjustments to reconcile net
  (loss) income to net cash
  (used in) provided by
  operating activities:
   Depreciation and amortization          68,925           33,734
   (Gain) loss on sale of
    equipment                              6,762                0
   (Increase) decrease in operating
    assets and increase (decrease)
    in operating liabilities:
     Accounts receivable                 344,060          373,597
     Costs on uncompleted projects
      applicable to future billings      (82,968)         (57,406)
     Billings and estimated profit
      in excess of costs of
      uncompleted contracts             (146,698)         (80,057)
     Prepaid expenses and
      other assets                         3,458           96,858
     Accounts payable and
      accrued expenses                  (195,392)        (316,707)

  Net cash (used in) provided by
   operating activities                  (48,131)         143,901

Investing activities:
 Proceeds from sale of equipment          17,131                0
 Purchase of property and
  equipment                              (37,882)        (103,068)

  Net cash used in investing
   activities                            (20,751)        (103,068)

Financing activities:
 Cash overdraft                           97,586                0
 Proceeds from notes payable to
  banks and current and long-term
  borrowings, net of financing
  costs                                1,272,171          196,630
 Principal payments on current and
  long-term borrowings                (1,399,235)        (252,840)

  Net cash (used in) financing
   activities                            (29,478)         (56,210)

(Decrease) increase in cash and
 cash equivalents                        (98,360)         (15,377)

Cash and cash equivalents at
 beginning of period                     122,106           81,517

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                     $      23,746       $   66,140


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

Item No. 1 Financial Statements

                 OP-TECH ENVIRONMENTAL SERVICES, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions  to  Form  10-Q  and  Rule  10-01  of  Regulation  S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, quarterly results include all adjustments (consisting of only normal recurring adjustments) that the Company considers necessary for a fair presentation of such information for interim periods.

      The  condensed  financial  statements  include  the accounts
of   the  Company  and  its  subsidiary.   All   material
intercompany transactions and balances have been eliminated in consolidation.

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

3. The Company purchased technical, accounting and consulting services and rented certain office space from a shareholder and its affiliates. The costs for these services amounted to $71,131 and $73,324 for the three months ended March 31, 1999 and 1998 respectively.

      Additionally, the Company provided $279,015 and $90,556 of remediation, sub-contract support and project services to a shareholder and its affiliates for the three months ended March 31, 1999 and 1998 respectively. Services provided were at competitive rates, which were bid on a project-by-project basis.

4.   Earnings per Share

      Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options and stock warrants during the year. Due to the loss incurred by the Company in the first quarter of 1999, the impact of the outstanding options and warrants is anti-dilutive and, therefore, their impact has not been included in the diluted earnings per share disclosure for the quarter.







                   PART I - FINANCIAL INFORMATION

Item No. 2  Management's Discussion and Analysis of
            Financial Condition and Results of Operations



                   LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999, the Company had cash and cash equivalents of $23,746 as compared to $122,106 at December 31, 1998.

     At March 31, 1999, the Company had a working capital surplus of $938,989 compared to a surplus of $1,019,312 at December 31, 1998, with a current ratio of 1.4 to 1 at March 31, 1999 and December 31, 1998.

      For the three months ended March 31, 1999, the Company's net cash used in operations was $48,131 compared to net cash provided by operations of $143,901 during the three months ended March 31, 1998. The increase in cash used in operating activities during the first three months of 1999 was substantially due to the Company's continued expansion and growth.

      The Company's cash used in investing activities of $20,751 during the first three months of the year was attributable to the purchase of two utility vehicles, a pressure washer, and computer and office equipment.

      Cash used in financing activities was $29,478, which was primarily due to the timing of paydowns and cash advances on the Company's line of credit.

      The Company has a loan agreement that provides for borrowings up to $1,500,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. As of March 31, 1999, the Company had $661,014 of available borrowings on the revolving loan. The revolving loan is subject to renewal at the bank's option and is payable on April 30, 2000. The revolving loan is guaranteed by a shareholder for an amount not to exceed $500,000.

      During the first three months of 1999, all principal payments on the Company's debt were made timely.

      Management believes that the Company will have adequate cash flow to meet its obligations during the next twelve months.

     Effective January 1, 1999, the Company sold its wholly-owned subsidiary, St. Lawrence Industrial Services, Inc. The sale did not have a significant impact on the Company's financial statements.

YEAR 2000

      The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. The company is addressing the risk to the availability and integrity of financial systems and the reliability of operational systems. The Company is in the process of reviewing its major suppliers for year 2000 compliance. In 1998, the company upgraded its financial systems to comply with year 2000 requirements and has also undertaken an upgrade of its headquarters information and decision support systems, which is expected to be complete by September of 1999. The Company has spent approximately $40,000 to date on these system upgrades and estimates spending approximately $15,000 over the next 6 months.



THE MASSENA PORT FACILITY

      The Massena Port Facility is a former oil tank farm, which is located on the St. Lawrence River in Massena, NY. The property is improved with several buildings and a deep water docking facility for large ocean going ships. The property is still a viable location for a petroleum distribution facility and could still function as one pending upgrades of tanks and diking systems to current state and federal guidelines. Any improvements such as these would be treated as a capital expense in the year they were incurred. Currently, the Company uses the property for its Massena branch office headquarters, equipment storage and its Aqueous Treatment/360 Facility. A wholly-owned subsidiary of a shareholder currently has an option to purchase the Massena Port Facility for $2,000,000.

      In 1996, the Company reclassified the Massena Property to Assets Held for Sale. The property at that time had a carrying value of approximately $1.9 million. Due to the significance of the carrying value of the property, in March of 1997, management obtained an independent third party appraisal to support its carrying value. Such appraisal included an evaluation of similar sales plus a pending transaction at the time. The appraisal also included an evaluation of the time frame during which a sale would be expected. Based upon the appraisal report and an estimate of the costs to sell, management recognized an impairment of $308,377 on the property during 1997. As of March 31, 1999, the carrying value of the property is $1,605,427.

N.Y.S.D.E.C. CONSENT ORDER

      In March of 1997, the Company signed a consent order issued by the New York State Department of Environmental Conservation which required the Company to remediate its Massena, NY property. As a result, in the second quarter of 1997, the Company began digging test pits on the property to determine the extent of ground contamination. A total of ten test pits were dug. Eight of the pits were found to have no contamination and were closed-out by New York State. The remaining two pits had low level indications of contamination. These areas were excavated late in the third quarter of 1997. The Company removed approximately 40 cubic yards of contaminated material from the two pits and is currently awaiting final closure of the site by New York State. The Company also tested its groundwater monitoring wells which were also found to be free of contamination, therefore, posing no threat to the groundwater supply in the area. The Company has spent approximately $60,000 to clean this site, which was expensed in 1997. As of the date of this report, the Company is awaiting final closure of the consent order by the New York State Department of Environmental Conservation. The Company believes the extent of the contamination is minimal and will not impair its ability to sell the property.




                        RESULTS OF OPERATIONS


                              BILLINGS

      The Company's project billings for the first quarter of 1999 increased 48% to $2,923,110 from $1,974,535 for the first quarter of 1998. Approximately $750,000 of the increase in revenues was due to underground storage tank removals, which was attributable to the Federal Government deadline to remove all underground storage tanks ("USTs") that are not in compliance with the EPA guidelines for USTs. The deadline to remove out of compliance USTs was December
22, 1998. The Company expects to see a continued rise in this service line during the remainder of 1999, due to the number of organizations that are not yet in compliance with the Federal Government deadline. During the three months ended March 31, 1999, the Company's newly expanded geographic areas generated revenue of approximately $1,500,000 all of which was core service revenue resulting from competitive bidding in both the public and private markets.


                   PROJECT COSTS AND GROSS PROFIT

      Project costs for the first quarter of 1999 increased 52% to $2,113,381 from $1,385,895 for the same period in 1998 due to the significant increase in billings. Project costs as a percentage of revenues were 72% and 71% for the three months ended March 31, 1999 and 1998 respectively. Gross profit margin for the first quarter of 1999 decreased to 28% from 29% for the same period in 1998.

      The decrease in the gross margin was due to the Company performing a greater number of public tank removal and installation projects, which typically produce a lower profit margin. In addition, the Company had several large first quarter projects, which were substantially completed by March 31, 1999, that did not contribute the expected gross margin. In 1998, the Company had a major emergency cleanup contract that was performed on a time and materials basis, which produced a higher gross profit margin than bid work.


       SELLING, GENERAL,  ADMINISTRATIVE AND INTEREST EXPENSES

     Selling, general and administrative expenses ("SG&A") for the quarter ended March 31, 1999 increased 68% to $810,808 from $482,078 for the same period in 1998. SG&A as a percentage of revenues increased to 28% versus 24% for the three months ended March 31, 1999. The increase in SG&A was due to the Company's branch expansion. Since the first quarter of 1998, the Company opened branches in Athens, PA, Edison, NJ, Buffalo, NY, and significantly increased the operations of the Albany, NY branch. The Company also increased the number of administrative personnel in order to accommodate the higher volume of billing, payroll, and other administrative functions created by the new branches. In addition, depreciation expense for the quarter ended March 31, 1999, was approximately $31,000 higher than for the first quarter of 1998 primarily due to the purchase of a vacuum truck valued at approximately $247,000, eight utility vehicles valued at approximately $147,000, and other equipment.

                          INTEREST EXPENSE

      Interest expense for the three months ended March 31, 1999 increased 51% to $31,783 from $21,013 for the same period in 1998. The increase was primarily attributable to the financing of utility vehicles, a vacuum truck, a backhoe, various other equipment and computer equipment.


                          NET (LOSS) INCOME

      The net loss for the three months ended March 31, 1999 was ($46,278), or ($.00) per share (basic and diluted), compared to a net income of $93,882, or $.01 per share (basic and diluted), for the same period in 1998.


Item No. 3   Quantitative and Qualitative Disclosure
             About Market Risk

      There were no material changes in the Company's market risk or market risk strategies during the quarter ended March 31, 1999.


                     PART II - OTHER INFORMATION




Item 1.       Legal Proceedings

                     None


Item 2.       Changes in Securities

                     None


Item 3.       Defaults Upon Senior Securities

                     None


Item 4.       Submission of Matters to a Vote of Security Holders

                     None


Item 5.       Other Information

                     None


Item 6.      Exhibits

                     None


Item 7.      Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 31, 1999.



                           SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                OP-TECH Environmental Services, Inc.
                            (Registrant)


Date: May 14, 1999     /s/ John R. Loveland
                           John R. Loveland, Chief Executive Officer

Date: May 14, 1999     /s/ Christopher J. Polimino
                           Christopher J. Polimino, Executive Vice
                           President and Chief Accounting Officer