Form 10-Q
period 1999-06-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 1999-08-13
CIK 858748

_________________________________________________________________

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q


[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1999

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

                           (315) 463-1643
      (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X   or No

             APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate  the number of shares outstanding of each  of  the
issuer's   classes  of  common  stock,  as  of  July  31,   1999.
11,603,963

_________________________________________________________________
                                 INDEX

        OP-TECH Environmental Services, Inc. and Subsidiaries


PART  I.             FINANCIAL INFORMATION                Page No.

     Item 1.        Financial Statements

               Consolidated Balance Sheets
               -June  30,  1999  (Unaudited)  and
                December  31,  1998(Audited).................3

               Consolidated Statements of Operation
               -Three months ended June 30, 1999 and
                June 30, 1998 (Unaudited)
               -Six months ended June 30, 1999 and
                June 30, 1998
                (Unaudited)..................................4

               Consolidated Statements of Cash Flows
               -Six months ended June 30, 1999 and
                June 30, 1998 (Unaudited)....................5

               Notes to Consolidated Financial Statements
               (Unaudited)...................................6


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results
               of Operations.................................8



PART II.       OTHER INFORMATION ...........................12



               SIGNATURES...................................13



ITEM #1 FINANCIAL STATEMENTS         PART I - FINANCIAL INFORMATION

OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                          (UNAUDITED)
                                            June 30,        December 31,
                                             1999              1998

ASSETS
Current Assets:
Cash and cash equivalents                $    15,934        $    122,106

Accounts receivable (net of allowance
 for doubtful accounts):
 Unaffiliated parties                      2,949,640           2,847,001
 Affiliated parties                          446,842             109,190
                                           3,396,482           2,956,191

Costs on uncompleted projects applicable
 to future billings                          559,630             289,768
Prepaid expenses and other assets            340,082             316,882

Total Current Assets                       4,312,128           3,684,947

Property and equipment, net                1,206,808           1,199,635
Assets held for sale                       1,605,427           1,605,427
Other assets                                 109,794             142,744

Total Assets                               7,234,157           6,632,753

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Bank overdraft                               248,193              45,085

Accounts payable:
Unaffiliated parties                       1,542,637           1,350,204
Affiliated parties                            23,561              51,184
                                           1,566,198           1,401,388

Billings in excess of costs and
 estimated profit on uncompleted
 projects                                    322,580             569,393
Accrued expenses and other liabilities       401,859             298,018
Current portion of long-term debt
 and obligations under capital leases        378,072             351,751
Note payable to bank                       1,417,915

Total Current Liabilities                  4,334,817           2,665,635

Note payable to bank                                             739,531
Long-term debt and obligations under
 capital leases                              336,207             435,278

Shareholders' Equity:
Common stock, par value $.01 per
 share; authorized 20,000,000 shares;
 11,603,963 shares outstanding as of
 June 30, 1999 and December 31, 1998         116,040             116,040
Additional paid-in-capital                 7,787,152           7,787,152
Accumulated deficit                       (5,340,059)         (5,110,883)

Total Shareholders' Equity                 2,563,133           2,792,309

Total Liabilities and
 Shareholders' Equity                      7,234,157           6,632,753


The accompanying notes are an integral part of the financial statements.


ITEM #1 FINANCIAL STATEMENTS        PART I - FINANCIAL INFORMATION

OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                           THREE MONTHS ENDED         SIX MONTHS ENDED
                           JUNE 30,    JUNE 30,     JUNE, 30     JUNE 30,
                             1999        1998         1999         1998

Revenues:
Project billings and
 services                 $3,079,195   $2,531,527   $6,002,305   $4,506,062
Project costs              2,375,454    1,735,074    4,488,834    3,120,969
Gross margin                 703,741      796,453    1,513,471    1,385,093

Selling, general and
 administrative expenses     850,329      544,498    1,661,138    1,026,578
Operating (loss) income     (146,588)     251,955     (147,667)     358,515

Other income and
 expense:
Interest expense              36,147       31,033       67,931       52,046
Other expense
 (income), net                   163       (4,723)      13,578      (13,057)
                              36,310       26,310       81,509       38,989

NET (LOSS) INCOME           (182,898)     225,645     (229,176)     319,526

Earnings (loss) per common
 share - basic and diluted     (0.02)        0.02        (0.02)        0.03

Weighted average shares
 outstanding              11,603,963   11,555,123   11,603,963   11,555,123

The accompanying notes are an integral part of the financial statements.


ITEM #1 FINANCIAL STATEMENTS               PART I - FINANCIAL INFORMATION

OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                               SIX MONTHS ENDED
                                          JUNE 30,          JUNE 30,
                                            1999              1998

Operating activities:
Net (loss) income                       $    (229,176)     $    319,526
Adjustments to reconcile net (loss)
 income to net cash (used in)
 provided by operating activities:

Depreciation and amortization                 142,567            71,435
(Gain) loss on sale of equipment                 (216)
(Increase) decrease in operating
 assets and increase (decrease) in
 operating liabilities:
Accounts receivable                          (440,291)          (31,538)
Costs on uncompleted projects
 applicable to future billings               (269,862)         (209,367)
Billings and estimated profit in
 excess of costs on uncompleted
 contracts                                   (246,813)          242,865
Prepaid expenses and other assets              51,643          (182,921)
Accounts payable and accrued expenses         268,651           (62,713)
Net cash (used in) provided by
 operating activities                        (723,497)          147,287

Investing activities:
Proceeds from sale of equipment                30,131
Purchase of property and equipment           (123,264)         (138,418)
Net cash used in investing
 activities                                   (93,133)         (138,418)

Financing activities:
Cash overdraft                                203,108          (224,458)
Proceeds from notes payable to banks
 and current and long-term borrowings,
 net of financing costs                     2,777,458         1,834,838
Principal payments on current and
 long-term borrowings                      (2,270,108)       (1,634,870)
Net cash provided by (used in)
 financing activities                         710,458           (24,490)

Decrease in cash and cash equivalents        (106,172)          (15,621)

Cash and cash equivalents at beginning
 of period                                    122,106            81,517

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                                 15,934            65,896


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

Item 1. Financial Statements.

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

      The unaudited financial statements include the accounts of the Company and its subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.

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

3. The Company purchased technical, accounting and consulting services and rented certain office space from a shareholder and its affiliates. The costs for these services amounted to $167,826 and $149,084 for the six months ended June 30, 1999 and 1998 respectively.

      Additionally, the Company provided $546,439 and $139,944 of remediation, sub-contract support and project services to a shareholder and its affiliates for the six months ended June 30, 1999 and 1998 respectively. Services provided were at competitive rates, which were bid on a project-by-project basis.

4.   Earnings per Share

      Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options and stock warrants during the year. Due to the loss incurred by the Company during the first six months of 1999, the impact of the outstanding options and warrants is anti-dilutive and, therefore, their impact has not been included in the diluted earnings per share disclosure.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                   LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 1999, the Company had cash and cash equivalents of $15,934 as compared to $122,106 at December 31, 1998.

      At June 30, 1999, the Company had a working capital deficit of $22,689 compared to a surplus of $1,019,312 at December 31, 1998, with a current ratio of .99 to 1 at June 30, 1999 and 1.38 to 1 at December 31, 1998. The decrease in working capital is primarily due to the Company's revolving loan being classified as a current liability as of June 30, 1999 and as a long-term liability as of December 31, 1999.

      For the six months ended June 30, 1999, the Company's net cash used in operations was $723,497 compared to net cash provided by operations of $147,287 during the six months ended June 30, 1998. The increase in cash used in operating activities during the first six months of 1999 was substantially due to the Company's continued expansion and growth. The increase in cash used was also due to expenditures made by the Company in order to prepare for an emergency spill contract, which will cover most of New York State. The contract is expected to begin in early September 1999.

      The Company's cash used in investing activities of $93,133 during the first six months of the year was attributable to the purchase of six utility vehicles, a wet/dry vacuum, six gas meters, several negative air machines, a pressure washer, and computer and office equipment.

      Cash provided by financing activities was $710,458, which was primarily due to the items discussed above and the timing of paydowns and cash advances on the Company's line of credit.

      As of June 30, 1999, the Company has a loan agreement that provided for borrowings up to $1,500,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. As of June 30, 1999, the Company had overdrawn funds of $166,108 on the revolving loan. Effective July 1, 1999, the Company's revolving loan was amended to provide up to $2,000,000 in borrowings. The revolving loan is subject to renewal at the bank's option and is payable on April 30, 2000. The revolving loan is guaranteed by a shareholder for an amount not to exceed $500,000. In addition, effective August 13, 1999, the Company obtained an additional loan for $150,000 which is payable on November 13, 1999.

      During the first six months of 1999, all principal payments on the Company's debt were made timely.

      Management believes that the Company will have adequate cash flow to meet its obligations during the next twelve months.

     Effective January 1, 1999, the Company sold its wholly-owned subsidiary, St. Lawrence Industrial Services, Inc., to a director of the Company. The sale did not have a significant impact on the Company's financial statements.

YEAR 2000

      The Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 software failures. The company is addressing the risk to the availability and integrity of financial systems and the reliability of operational systems. The Company is in the process of reviewing its major suppliers for year 2000 compliance. In 1998, the company upgraded its financial systems to comply with year 2000 requirements and has also undertaken an upgrade of its headquarters information and decision support systems, which is expected to be complete by September of 1999. The Company has spent approximately $40,000 to date on these system upgrades and estimates spending approximately $15,000 over the next 4 months.


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

      In 1996, the Company reclassified the Massena Property to Assets Held for Sale. The property at that time had a carrying value of approximately $1.9 million. Due to the significance of the carrying value of the property, in March of 1997, management obtained an independent third party appraisal to support its carrying value. Such appraisal included an evaluation of similar sales plus a pending transaction at the time. The appraisal also included an evaluation of the time frame during which a sale would be expected. Based upon the appraisal report and an estimate of the costs to sell, management recognized an impairment of $308,377 on the property during 1997. As of June 30, 1999, the carrying value of the property is $1,605,427.

                        RESULTS OF OPERATIONS


                              BILLINGS

      The Company's project billings for the second quarter of 1999 increased 22% to $3,079,195 from $2,531,527 for the second quarter of 1998. For the six month period ended June 30, 1999, the Company's billings have increased 33% to $6,002,305 from $4,506,062 for the same period in 1998. Revenues from underground storage tank removals increased approximately $1,100,000, which was attributable to the Federal Government deadline to remove all underground storage tanks ("USTs") that are not in compliance with the EPA guidelines for USTs. Billings from asbestos projects increased approximately $800,000 while billings from bioremediation projects also increased approximately $440,000. The increase in these service lines was offset by a decrease of approximately $1,250,000 in transportation and disposal when comparing the first six months of 1999 to the same period in 1998. The decrease was due to a major emergency spill contract the Company had during the first half of 1998. During the six months ended June 30, 1999, the Company's branches that were opened subsequent to June 30, 1998, generated revenue of approximately $1,050,000, all of which was core service revenue resulting from competitive bidding in both the public and private markets. The Company's Braintree, MA, and Albany, NY, branches also showed a significant increase in the volume of work performed when compared to the first six months of 1998.


                   PROJECT COSTS AND GROSS MARGIN

      Project costs for the second quarter of 1999 increased 37% to $2,375,454 from $1,735,074 for the same period in 1998. Project costs as a percentage of revenues were 77% and 69% for the three months ended June 30, 1999 and 1998 respectively. Gross margin for the second quarter of 1999 decreased to 23% from 31% for the same period in 1998.

      For the six month period ended June 30, 1999, project costs increased 44% to $4,488,834 from $3,120,969 for the six months ended June 30, 1998. Project costs as a percentage of revenues were 75% and 69% for the six month periods ended June 30, 1999 and 1998, respectively. Gross margin for the six months ended June 30, 1999 decreased to 25% from 31% for the same period in 1998.

     The increase in project costs was primarily due to the increase in billings. The decrease in gross margin was due to the Company performing a greater number of public tank removal and installation projects, which typically produce a lower gross margin. In addition, the Company had four projects, three tank removal and reinstallation projects and one industrial cleaning project, which cost the Company approximately $285,000 in out-of-pocket cash and lost gross margin dollars. Most of this loss was absorbed by the Company during the second quarter of 1999. In 1998, the Company had a major emergency cleanup contract that was performed on a time and materials basis, which produced a higher gross margin than bid work.


       SELLING, GENERAL,  ADMINISTRATIVE AND INTEREST EXPENSES

     Selling, general and administrative expenses ("SG&A") for the quarter ended June 30, 1999 increased 56% to $850,329 from $544,498 for the same period in 1998. For the six months period ended June 30, 1999, SG&A increased 62% to 1,661,138 from $1,026,578 for the same period in 1998. SG&A as a percentage of revenues increased to 28% versus 22% for the three months ended June 30, 1999. For the six month period ended June 30, 1999, SG&A increased to 28% of revenues versus 23% for the same period in 1998. The increase in SG&A was due to the Company's branch expansion. Since the second quarter of 1998, the Company opened branches in Edison, NJ, Buffalo, NY, and Rochester, NY and significantly increased the operations of the Athens, PA branch. The Company also increased the number of administrative personnel in order to accommodate the higher volume of billing, payroll, and other administrative functions created by the new branches. In addition, depreciation expense for the quarter ended June 30, 1999, was approximately $60,000 higher than for the first six months of 1998 primarily due to the purchase of a vacuum truck valued at approximately $247,000, thirteen utility vehicles valued at approximately $236,000, and other equipment.

                          INTEREST EXPENSE

      Interest expense for the six months ended June 30, 1999 increased 31% to $67,931 from $52,046 for the same period in 1998. The increase was primarily attributable to the financing of utility vehicles, a vacuum truck, a backhoe, various other equipment and computer equipment.


                          NET (LOSS) INCOME

      The net loss for the three months ended June 30, 1999 was ($182,898), or ($.02) per share (basic and diluted), compared to a net income of $225,645, or $.02 per share (basic and diluted), for the same period in 1998. For the six months ended June 30, 1999, the net loss was ($229,176), or ($.02) per share (basic and diluted), compared to a net income of $319,526, or $.03 per share (basic and diluted), for the same period in 1998.


Item 3. Quantitative and Qualitative Disclosure About Market Risk.

      There were no material changes in the Company's market risk or market risk strategies during the quarter ended June 30, 1999.


                     PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

                     None


Item 2.  Changes in Securities.

                     None


Item 3.  Defaults Upon Senior Securities.

                     None


Item 4.  Submission of Matters to a Vote of Security Holders.

                     None


Item 5.  Other Information.

                     None


Item 6. Exhibits and Reports on Form 8-K.

        (a)  10.1 Revolving Loan Promissory Note
        (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.





                           SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    OP-TECH Environmental Services, Inc.
                                (Registrant)


Date: August 13, 1999    /s/ John R. Loveland
                             John R. Loveland, Chief Executive Officer

Date: August 13, 1999    /s/ Christopher J. Polimino
                             Christopher  J.  Polimino,  Executive  Vice
                             President and Chief Accounting Officer


EXHIBIT 10.1

PROMISSORY NOTE

Principal Loan $2,000,000
Loan Date 07-01-1999
Maturity 04-30-2000
Loan No 12572
Call 04AO
Collateral IC
Account 6894
Officer 111
Initials

References in the shaded area are for Lender's use only and do not limit  the
applicability  of  this document to any particular loan or  item.   Any  item
above containing "***" has been omitted due to text length limitations.

Borrower: OP-TECH Environmental Services, Inc.
          6392 Deere Road
          Syracuse, NY 13206

Lender: BSB Bank & Trust Company
        PO Box 1056 (58-68 Exchange St.)
        Binghamton, NY  13902


Principal Amount: $2,000,000.00              Initial Rate:  9.250%
Date of Note:  July 1, 1999

PROMISE TO PAY. To repay Borrower's loan, Op-Tech Environmental Services, Inc. ("Borrower") promises to pay to BSB BANK & TRUST COMPANY ("Lender"), or order, in lawful money of the United States of America, the principal amount of Two Million & 00/100 Dollars ($2,000,000.00) or so much as may be outstanding, together with interest on the unpaid outstanding principal balance of each advance. Interest shall be calculated from the date of each advance until repayment of each advance.

PAYMENT. Borrower will pay this loan in one payment of all outstanding principal plus all accrued unpaid interest on April 30, 2000. In addition, Borrower will pay regular monthly payments of all accrued unpaid interest due as of each payment date, beginning July 16, 1999, with all subsequent interest payments to be due on the same day of each month after that. Unless otherwise agreed or required by applicable law, payments will be applied first to accrued unpaid interest, then to principal, and any remaining amount to any unpaid collection costs and late charges. The annual interest rate for this Note is computed on a 365/360 basis; that is, by applying the ratio of the annual interest rate over a year of 360 days, multiplied by the outstanding principal balance, multiplied by the actual number of days the principal balance is outstanding. Borrower will pay Lender at Lender's address shown above or at such other place as Lender may designate in writing.

VARIABLE INTEREST RATE. The interest rate on this Note is subject to change from time to time based on changes in an index which is Lender's Prime Rate (the "Index"). This is the rate Lender charges, or would charge, on 90-day unsecured loans to the most creditworthy corporate customers. This rate may or may not be the lowest rate available from Lender at any given time. Lender will tell Borrower the current Index rate upon Borrower's request. The interest rate change will not occur more often than each day. Borrower understands that Lender may make loans based on other rates as well. The Index currently is 8.000% per annum. The interest rate to be applied to the unpaid principal balance of this Note will be at a rate of 1.250 percentage points  over  the  Index, resulting in an initial rate of  9.250%  per  annum
NOTICE: Under no circumstances will the interest rate on this Note be more than the maximum rate allowed by applicable law.

PREPAYMENT. Borrower may pay without penalty all or a portion of the amount owed earlier than it is due. Early payments will not, unless agreed to by Lender in writing, relieve Borrower of Borrower's obligation to continue to make payments of accrued unpaid interest. Rather, early payments will reduce the principal balance due. Borrower agrees not to send Lender payments marked "paid in full", "without recourse", or similar language. If Borrower sends such a payment, Lender may accept it without losing any of Lender's rights under this Note, and Borrower will remain obligated to pay any further amount owed to Lender. All written communications concerning disputed amounts, including any check or other payment instrument that indicates that the payment constitutes "payment in full" of the amount owed or that is tendered with other conditions or limitations or as full satisfaction of a disputed amount must be mailed or delivered to: BSB BANK & TRUST COMPANY, P.O. Box 1056 (58-68 Exchange Street), Binghamton, NY 13902.

LATE  CHARGE.   If payment is 10 days or more late Borrower will  be  charged
4.000% of the unpaid portion of the regularly scheduled payment or $10.00, whichever is greater.

INTEREST AFTER DEFAULT. Upon default, including failure to pay upon final maturity, Lender, at its option, may, if permitted under applicable law, increase the variable interest rate on this Note to 2.250 percentage points over the index. The interest rate will not exceed the maximum rate permitted by applicable law.

DEFAULT. Each of the following shall constitute an event of default ("Event of Default") under this Note:

     Payment Default. Borrower fails to make any payment when due under this Note.

     Other Defaults. Borrower fails to comply with or to perform any other term, obligation, covenant or condition contained in this Note or in any of the related documents or to comply with or to perform any term, obligation, covenant or condition contained in any other agreement between Lender and Borrower.

     False Statements. Any warranty, representation or statement made or furnished to Lender by Borrower or on Borrower's behalf under this Note or the related documents is false or misleading in any material respect, either now or at the time made or furnished or becomes false or misleading at any time thereafter.

     Insolvency. The dissolution or termination of Borrower's existence as a going business, the insolvency of Borrower, the appointment of a receiver for any part of Borrower's property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against Borrower.

     Creditor or Forfeiture Proceedings. Commencement of foreclosure or forfeiture proceedings, whether by judicial proceeding, self-help, repossession or any other method, by any creditor of Borrower or by any governmental agency against any collateral securing the loan. This includes a garnishment of any of Borrower's accounts, including deposit accounts, with Lender. However, this Event of Default shall not apply if there is a good faith dispute by Borrower as to the validity or reasonableness of the claim which is the basis of the creditor or forfeiture proceeding and if Borrower gives Lender written notice of the creditor or forfeiture proceeding and deposits with Lender monies or a surety bond for the creditor or forfeiture proceeding, in an amount determined by Lender, in its sole discretion, as being an adequate reserve or bond for the dispute.

     Events Affecting Guarantor. Any of the preceding events occurs with respect to any guarantor, endorser, surety, or accommodation party of any of the indebtedness or any guarantor, endorser, surety, or accommodation party dies or becomes incompetent, or revokes or disputes the validity of, or liability under, any guaranty of the indebtedness.

     Change in Ownership. Any change in ownership of twenty-five percent (25%) or more of the common stock of Borrower.

     Adverse   Change.   A  material  adverse  change  occurs  in  Borrower's
     financial condition, or Lender believes the prospect of payment or performance of this Note is impaired.

LENDER'S  RIGHTS.   Upon  default,  Lender  may  declare  the  entire  unpaid
principal balance on the Note and all accrued unpaid interest immediately due, and then Borrower will pay that amount.

ATTORNEYS' FEES; EXPENSES. Borrower agrees to pay all costs and expenses Lender incurs to collect the loan. This includes, subject to any limits under applicable law, Lender's reasonable attorneys' fees and Lender's legal expenses whether or not there is a lawsuit, including reasonable attorneys' fees and expenses for bankruptcy proceedings (including efforts to modify or vacate any automatic stay or injunction), and appeals. If not prohibited by applicable law, Borrower also will pay any court costs, in addition to all other sums provided by law.

JURY  WAIVER.   Lender and Borrower hereby waive the right to any jury  trial in any action, proceeding, or counterclaim brought by either Lender or Borrower against the other.

GOVERNING  LAW.   This Note will be governed by, construed  and  enforced  in accordance with federal law and the laws of the State of New York. This Note has been accepted by Lender in the State of New York.

RIGHT OF SETOFF. In addition to Lender's right of setoff arising by operation of law, Borrower grants to Lender a contractual security interest in all Borrower's accounts with Lender (whether checking, savings, or some other account and whether evidenced by a certificate of deposit). This includes all accounts Borrower holds jointly with someone else and all accounts Borrower may open in the future. However, this does not include any IRA or Keogh accounts, or any trust accounts for which the grant of a security interest would be prohibited by law. Borrower authorizes Lender, to the extent permitted by applicable law, to charge or setoff all sums owing on the indebtedness against any and all such accounts.

COLLATERAL. Borrower acknowledges this Note is secured by a All Accounts, Inventory, Equipment And General Intangibles now owned or acquired later, together with all proceeds of collateral. A mortgage from Op-Tech Environmental Services, Inc. to Lender dated December 12, 1997. If there is any inconsistency between the terms and conditions of this Note and the terms and conditions of the collateral documents, the terms and conditions of this Note shall prevail.

LINE OF CREDIT. This Note evidences a revolving line of credit. Advances under this Note, as well as directions for payment from Borrower's accounts, may be requested orally or in writing by Borrower or by an authorized person. Lender may, but need not, require that all oral requests be confirmed in writing. Borrower agrees to be liable for all sums either: (A) advanced in accordance with the instructions of an authorized person or (B) credited to any of Borrower's accounts with Lender. The unpaid principal balance owing on this Note at any time may be evidenced by endorsements on this Note or by Lender's internal records, including daily computer print-outs. Lender will have no obligation to advance funds under this Note if: (A) Borrower or any guarantor is in default under the terms of this Note or any agreement that Borrower or any guarantor has with Lender, including any agreement made in connection with the signing of this Note; (B) Borrower or any guarantor ceases doing business or is insolvent; (C) any guarantor seeks, claims or otherwise attempts to limit, modify or revoke such guarantor's of this Note or any other loan with Lender; or (D) Borrower has applied funds provided pursuant to this Note for purposes other than those authorized by Lender.

YEAR 2000. Borrower warrants and represents that all software utilized in the conduct of Borrower's business will have appropriate capabilities and compatibility for operation to handle calendar dates falling on or after January 1, 2000, and all information pertaining to such calendar dates, in the same manner and with the same functionality as the software does respecting calendar dates falling on or before December 31, 1999. Further, Borrower warrants and represents that the data-related user interface functions, data-fields, and data-related program instructions and functions of the software include the indication of the century.

PRIOR NOTE.    A mortgage dated December 12, 1997.

GENERAL PROVISIONS. Lender may delay or forgo enforcing any of its rights or remedies under this Note without losing them. Borrower and any other person who signs, guarantees or endorses this Note, to the extent allowed by law, waive presentment, demand for payment, and notice of dishonor. Upon any change in the terms of this Note, and unless otherwise expressly stated in writing, no party who signs this Note, whether as maker, guarantor, accommodation maker or endorser, shall be released from liability. All such parties agree that Lender may renew or extend (repeatedly and for any length of time) this loan or release any party or guarantor or collateral; or impair, fail to realize upon or perfect Lender's security interest in the collateral; and take any other action deemed necessary by Lender without the consent of or notice to anyone. All such parties also agree that Lender may modify this loan without the consent of or notice to anyone other than the party with whom the modification is made. The obligations under this Note are joint and several.

PRIOR  TO  SIGNING THIS NOTE, BORROWER READ AND UNDERSTOOD ALL THE PROVISIONS
OF  THIS  NOTE,  INCLUDING THE VARIABLE INTEREST RATE  PROVISIONS.   BORROWER
AGREES TO THE TERMS OF THE NOTE.

BORROWER ACKNOWLEDGES RECEIPT OF A COMPLETED COPY OF THIS PROMISSORY NOTE.


BORROWER:

OP-TECH ENVIRONMENTAL SERVICES, INC.

By:___________________________________________
   Anthony R. Pongonis, President of Op-Tech
   Environmental Services, Inc.

By:___________________________________________
   Joseph M. McNulty, Treasurer of Op-Tech
   Environmental Services, Inc.

By:___________________________________________
   John R. Loveland, CEO/Chairman of Op-Tech
   Environmental Services, Inc.

By:/s/Christopher J. Polimino
   Christopher J. Polimino, General Manager of
   Op-Tech Environmental Services, Inc.