Form 10-Q
period 1999-09-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 1999-11-15
CIK 858748

_________________________________________________________________

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q


[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1999

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

                     Yes   X   or No

             APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate  the number of shares outstanding of each  of  the issuer's  classes  of  common stock,  as  of  October  31,  1999.
11,603,963

_________________________________________________________________

                                 INDEX




         OP-TECH Environmental Services, Inc. and Subsidiary


PART  I.  FINANCIAL INFORMATION                           Page No.


 Item 1. Financial Statements

  Consolidated Balance Sheets
   -September 30, 1999 (Unaudited) and
    December  31,  1998 (Audited).............................3

  Consolidated Statements of Operation
   -Three months ended September 30, 1999 and
    September 30, 1998 (Unaudited)
   -Nine months ended September 30, 1999 and
    September 30, 1998 (Unaudited)............................4

  Consolidated Statements of Cash Flows
   -Nine months ended September 30, 1999 and
    September 30, 1998 (Unaudited).. .........................5

  Notes to Consolidated Financial Statements (Unaudited)......6


 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................8



PART II. OTHER INFORMATION ..................................12

         SIGNATURES..........................................13


ITEM #1 FINANCIAL STATEMENTS                  PART I - FINANCIAL INFORMATION

            OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
                       CONSOLIDATED BALANCE SHEETS

                                             (UNAUDITED)
                                             September 30,   December 31,
                                                 1999            1998

ASSETS

Current Assets:
 Cash and cash equivalents                      $    7,692    $   122,106
 Accounts receivable (net of allowance
  for doubtful accounts):
  Unaffiliated parties                           3,259,336      2,847,001
  Affiliated parties                               410,944        109,190
   Total accounts receivable (net)               3,670,280      2,956,191

Costs on uncompleted projects
 applicable to future billings                     648,754        289,768
Prepaid expenses and other assets                  390,842        316,882

  Total Current Assets                           4,717,568      3,684,947

Property and equipment, net                      1,244,545      1,199,635
Assets held for sale                             1,605,427      1,605,427
Other assets                                        86,147        142,744

  Total Assets                                  $7,653,687     $6,632,753

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Bank overdraft                                 $  101,704     $   45,085

 Accounts payable:
  Unaffiliated parties                           1,940,389      1,350,204
  Affiliated parties                                 9,553         51,184
   Total accounts payable                        1,949,942      1,401,388

 Billings in excess of costs and
  estimated profit on uncompleted
  projects                                         475,618        569,393
 Accrued expenses and other
  liabilities                                      330,360        298,018
 Current portion of long-term debt
  and obligations under capital leases             537,820        351,751
 Note payable to bank                            1,619,814

  Total Current Liabilities                      5,015,258      2,665,635

Note payable to bank                                              739,531
Long-term debt and obligations
 under capital leases                              409,743        435,278

Shareholders' Equity:
 Common stock, par value $.01 per
  share; authorized 20,000,000
  shares; 11,603,963 shares
  outstanding as of September 30,
  1999 and December 31, 1998                       116,040        116,040
 Additional paid-in capital                      7,787,152      7,787,152
 Accumulated deficit                            (5,674,506)    (5,110,883)

  Total Shareholders' Equity                     2,228,686      2,792,309

  Total Liabilities and
   Shareholders' Equity                         $7,653,687     $6,632,753



The accompanying notes are an integral part of the financial statements.

ITEM #1 FINANCIAL STATEMENTS              PART I - FINANCIAL INFORMATION

           OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                        THREE MONTHS ENDED            NINE MONTHS ENDED
                   September 30,  September 30,  September 30,  September 30,
                       1999           1998           1999           1998

Revenues:
 Project billings
  and services      $3,746,540     $3,025,542      $9,748,846     $7,531,604
 Project costs       3,075,201      2,181,844       7,564,035      5,302,814
  Gross margin         671,339        843,698       2,184,811      2,228,790


Selling, general
 and administrative
 expenses              925,568        571,995       2,586,706      1,594,016
  Operating (loss)
   income             (254,229)       271,703        (401,895)       634,774


Other income and
 expense:
 Interest expense       58,527         31,930         126,458         83,977
 Other expense
  (income), net         21,691           (175)         35,270        (13,229)
Total other income
 and expense            80,218         31,755         161,728         70,748

NET (LOSS) INCOME  $  (334,447)   $   239,948      $ (563,623)   $   564,026

Earnings (loss)
 per common share
 - basic and
 diluted           $     (0.03)   $      0.02      $    (0.05)   $      0.05

Weighted average
 shares outstanding 11,603,963     11,565,379      11,603,963     11,565,379


The accompanying notes are an integral part of the financial statements.

ITEM #1 FINANCIAL STATEMENTS               PART I - FINANCIAL INFORMATION

            OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                   NINE MONTHS ENDED
                                             September 30,     September 30,
                                                 1999              1998

Operating activities:
 Net (loss) income                           $   (563,623)     $    564,026
 Adjustments to reconcile net (loss)
  income to net cash (used in) provided
  by operating activities:
   Depreciation and amortization                  223,540           121,032
   (Gain) loss on sale of equipment                   134
   (Increase) decrease in operating
    assets and increase (decrease) in
    operating liabilities:
     Accounts receivable                         (714,089)         (411,120)
     Costs on uncompleted projects
      applicable to future billings              (358,986)          (56,495)
     Billings and estimated profit in
      excess of costs of uncompleted
      contracts                                   (93,775)          223,686
     Prepaid expenses and other assets             21,956          (139,857)
     Accounts payable and accrued expenses        580,896          (195,101)
  Net cash (used in) provided by operating
   activities                                    (903,947)          106,171

Investing activities:
 Proceeds from sale of equipment                   30,531
 Purchase of property and equipment               (65,885)         (178,965)
  Net cash used in investing activities           (35,354)         (178,965)

Financing activities:
 Cash overdraft                                    56,619          (173,110)
 Proceeds from notes payable to banks
  and current and long-term borrowings,
  net of financing costs                        4,090,139         3,377,142
 Principal payments on current and
  long-term borrowings                         (3,321,871)       (3,194,417)
  Net cash provided by financing activties        824,887             9,615

Decrease in cash and cash equivalents            (114,414)          (63,179)

Cash and cash equivalents at beginning
 of period                                        122,106            81,517

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                    $     7,692       $    18,338

Non-cash items:
 Financed equipment                           $   256,818       $   309,989
 Issuance of common stock                               0            28,651

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

3. The Company purchased technical services, consulting services and rented certain office space from a shareholder and its affiliates. The costs for these services amounted to $263,190 and $253,619 for the nine months ended September 30, 1999 and 1998 respectively.

      Additionally, the Company provided $929,883 and $208,546 of remediation, sub-contract support and project services to a shareholder and its affiliates for the nine months ended September 30, 1999 and 1998 respectively. Services provided were at competitive rates, which were bid on a project-by-project basis.

4.   Earnings per Share

      Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options and stock warrants during the year. Due to the loss incurred by the Company during the first nine months of 1999, the impact of the outstanding options and warrants is anti-dilutive and, therefore, their impact has not been included in the diluted earnings per share disclosure.

                   PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations.


                   LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 1999, the Company had cash and cash equivalents of $7,692 as compared to $122,106 at December 31, 1998.

      At September 30, 1999, the Company had a working capital deficit of $297,690 compared to a surplus of $1,019,312 at December 31, 1998, with a current ratio of .94 to 1 at September 30, 1999 and
1.38 to 1 at December 31, 1998. The decrease in working capital is primarily due to the Company's revolving loan being classified as a current liability as of September 30, 1999 and as a long-term liability as of December 31, 1998.

     For the nine months ended September 30, 1999, the Company's net cash used in operations was $903,947 compared to net cash provided by operations of $106,171 during the nine months ended September 30, 1998. The increase in cash used in operating activities during the first nine months of 1999 was attributable to several factors.
First, the Company was completing the implementation of its expansion and growth plan during the first quarter of 1999, and outlayed cash of approximately $95,000 related to the opening of its new office in Buffalo, NY. Second, the Company had cash outlays of approximately $80,000 preparing for an emergency spill contract that covers 75% of the land area in New York State. The contract, which the Company had anticipated would begin in July of 1999, did not begin until October 17, 1999 as a result of delays in the New York State budget being approved. Third, the Company incurred losses of $170,000 on several tank installation projects. As a result of these losses, the Company is no longer pursuing tank installation work and is in the process of selling its tank installation equipment. The result of this sale is not anticipated to have a significant impact on the Company's overall financial results. Finally, the Company had approximately $272,000 in losses on several asbestos projects and an industrial cleaning project during the third quarter of 1999. These losses were the result of incomplete bidding practices and poor project management. The Company has since refined its approach to asbestos projects, is revising its estimating practices, and has started an education program for branch managers in better project execution. The Company has also replaced several project managers with more experienced personnel from other firms.

      The Company's net cash used in investing activities of $35,354 during the first nine months of the year was attributable to the purchase of a wet/dry vacuum, six gas meters, several negative air machines, a pressure washer, and computer and office equipment and to the sale of several pieces of equipment.

      Cash provided by financing activities was $824,887, which was primarily due to the items discussed above and the timing of paydowns and cash advances on the Company's line of credit.

     As of September 30, 1999, the Company had a loan agreement that provided for borrowings up to $2,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. The loan is subject to renewal at the bank's option and is payable on April 30, 2000, and is guaranteed by a shareholder for an amount not to exceed $500,000. In addition, effective August 13, 1999, the Company obtained an additional loan for $150,000 which is payable on November 13, 1999.

     During the first nine months of 1999, all principal payments on the Company's debt were made timely.

      Management believes that the Company will have adequate cash flow to meet its obligations during the next twelve months.

     Effective January 1, 1999, the Company sold its wholly-owned subsidiary, St. Lawrence Industrial Services, Inc., to a director of the Company. The sale did not have a significant impact on the Company's financial statements.

YEAR 2000

      The Company recognizes the need to evaluate its operations so they will not be adversely impacted by year 2000 software failures. The company is addressing the risk to the availability and integrity of financial systems and the reliability of operational systems. The Company is in the process of reviewing its major suppliers for year 2000 compliance. In 1998, the company upgraded its financial systems to comply with year 2000 requirements and has also undertaken an upgrade of its headquarters information and decision support systems, which was completed in October of 1999. The Company has spent approximately $40,000 to date on these system upgrades.

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

      In 1996, the Company reclassified the Massena Property to Assets Held for Sale. The property at that time had a carrying value of approximately $1.9 million. Due to the significance of the carrying value of the property, in March of 1997, management obtained an independent third party appraisal to support its carrying value. Such appraisal included an evaluation of similar sales plus a pending transaction at the time. The appraisal also included an evaluation of the time frame during which a sale would be expected. Based upon the appraisal report and an estimate of the costs to sell, management recognized an impairment of $308,377 on the property during 1997. As of September 30, 1999, the carrying value of the property is $1,605,427.

                        RESULTS OF OPERATIONS


                              BILLINGS

      The Company's project billings for the third quarter of 1999 increased 24% to $3,746,540 from $3,025,542 for the third quarter of 1998. For the nine month period ended September 30, 1999, the Company's billings have increased 29% to $9,748,846 from $7,531,604 for the same period in 1998. Revenues from underground storage tank removals and installations increased approximately $1,200,000, which was primarily attributable to the Federal Government deadline to remove all underground storage tanks ("USTs") that are not in compliance with the EPA guidelines for USTs. Billings from asbestos projects increased approximately $1,400,000 while billings from remediation projects increased approximately $900,000. The increase in these service lines was offset by a decrease of approximately $2,000,000 in the transportation and disposal and industrial cleaning service lines combined. The decrease was due to a major emergency spill contract and a large industrial cleaning contract the Company had during 1998. During the nine months ended September 30, 1999, the Company's branches that were opened during the last half of 1998 generated revenue of approximately $2,000,000, all of which was core service revenue resulting from competitive bidding in both the public and private markets. The Company's Braintree, MA, and Albany, NY, branches also showed an increase of approximately $2,800,000 in revenue when compared to the first nine months of 1998.


                   PROJECT COSTS AND GROSS MARGIN

      Project costs for the third quarter of 1999 increased 41% to $3,075,201 from $2,181,844 for the same period in 1998. Project costs as a percentage of revenues were 82% and 72% for the three months ended September 30, 1999 and 1998 respectively. Gross margin for the third quarter of 1999 decreased to 18% from 28% for the same period in 1998.

      For the nine month period ended September 30, 1999, project costs increased 43% to $7,564,035 from $5,302,814 for the nine months ended September 30, 1998. Project costs as a percentage of revenues were 78% and 70% for the nine month periods ended September 30, 1999 and 1998, respectively. Gross margin for the nine months ended September 30, 1999 decreased to 22% from 30% for the same period in 1998.

       As a result of increased billings, project costs also increased. The decrease in gross margin was due to the significant losses taken on several tank installation and asbestos projects during the third quarter of 1999. As a result of these projects, the Company had approximately $640,000 in cash outlays and lost gross margin dollars. Most of this loss was absorbed by the Company during the third quarter of 1999. Also, in 1998, the Company had a major emergency cleanup contract that was performed on a time and materials basis, which produced a higher gross margin than bid work.

       SELLING, GENERAL,  ADMINISTRATIVE AND INTEREST EXPENSES

     Selling, general and administrative expenses ("SG&A") for the quarter ended September 30, 1999 increased 62% to $925,568 from $571,995 for the same period in 1998. For the nine months period ended September 30, 1999, SG&A increased 62% to $2,586,706 from $1,594,016 for the same period in 1998. SG&A as a percentage of revenues increased to 25% versus 19% for the three months ended September 30, 1999. For the nine month period ended September 30, 1999, SG&A increased to 27% of revenues versus 21% for the same period in 1998. The increase in SG&A was due to the Company's branch expansion. During the last half of 1998 and during 1999, the Company opened branches in Edison, NJ, Buffalo, NY, and Rochester, NY and significantly increased the operations of the Athens, PA branch. The Company also increased the number of administrative personnel in order to accommodate the higher volume of billing, payroll, and other administrative functions created by the new branches. In addition, depreciation expense for the nine months ended September 30, 1999, was $102,508 higher than for the first nine months of 1998. Approximately $50,000 of this increase was related to the purchase of eleven utility vehicles, a backhoe, and other equipment, valued at approximately $297,000, subsequent to September 30, 1998.

                          INTEREST EXPENSE

      Interest expense for the nine months ended September 30, 1999 increased 51% to $126,458 from $83,977 for the same period in 1998. As of September 30, 1999, the Company has $2,000,000 in total available borrowings as compared to total available borrowings of $1,000,000 as of September 30, 1998. The increase in interest expense was primarily due to the increase in the Company's average outstanding balance on the revolving loan. The increase was also attributable to the financing of new equipment.


                          NET (LOSS) INCOME

      The net loss for the three months ended September 30, 1999 was ($334,447), or ($.03) per share (basic and diluted), compared to a net income of $239,948, or $.02 per share (basic and diluted), for the same period in 1998. For the nine months ended September 30, 1999, the net loss was ($563,623), or ($.05) per share (basic and diluted), compared to a net income of $564,026, or $.05 per share (basic and diluted), for the same period in 1998.


Item 3. Quantitative and Qualitative Disclosure About Market Risk.

      There were no material changes in the Company's market risk or market risk strategies during the quarter ended September 30, 1999.

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

           No reports on Form 8-K were filed during the quarter ended September 30, 1999.


                           SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    OP-TECH Environmental Services, Inc.
                                (Registrant)


Date: November 15, 1999     /s/ John R. Loveland
                                John R. Loveland,
                                Chief Executive Officer

Date: November 15, 1999    /s/ Christopher J. Polimino
                               Christopher J. Polimino,
                               Executive Vice President
                               and Chief Accounting Officer



