Form 10-K
period 1999-12-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2000-03-30
CIK 858748

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-K


[X]  ANNUAL  REPORT  PURSUANT  TO SECTION  13  OR  15(D)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ending     December 31, 1999

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

      The aggregate market value of the voting stock held by non-
affiliates  of  the Company as of March 15, 2000  was  $3,626,238
based upon the average bid and ask price of such stock on such day.

             APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate  the number of shares outstanding of each  of  the
Company's classes of common stock, as of March 15, 2000.   Common
stock, $.01 par value.  11,603,963



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

ITEM 1. BUSINESS

General

      OP-TECH  Environmental Services, Inc. and  Subsidiary  (the
"Company"),   a   Delaware  corporation,  provides  comprehensive
environmental   services  predominately  in   Upstate,   Western,
Central,  and Eastern New York, Massachusetts, Pennsylvania,  and
New  Jersey.   The Company performs industrial cleaning  of  non-
hazardous  materials  and provides varying services  relating  to
plant   facility   closure,  including  interior   and   exterior
demolition  and  asbestos  removal.   In  addition,  the  Company
provides remediation services for sites contaminated by hazardous materials and provides 24-hour emergency spill response services.
The   majority  of  the  Company's  revenues  are  derived   from
industrial   companies   and   municipalities   facing    complex
environmental clean-up problems associated with hazardous and non-hazardous materials as required by various governmental agencies.
The   Company's   services  include  assessing  the   regulatory,
technical, and construction aspects of the environmental issue, and performing the necessary remediation activities. The Company seeks to provide its clients with remedial solutions which integrate  the  various  aspects  of  a  project  and  are  well-
documented,   practical,  cost  effective,  and   acceptable   to
regulatory agencies and the public.

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

Excavation and Site Remediation Services

      The Company provides excavation and soil blending services for treatment of contaminated soil using heavy equipment such as excavators and loaders. The Company primarily provides on-site soil blending to public utilities and municipal customers.

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

24-Hour Emergency Spill Response

     The Company undertakes environmental remediation projects on both a planned and emergency basis. Emergency response actions may develop into planned remedial action projects when soil, groundwater, buildings, or facilities are extensively contaminated. The Company has established specially trained emergency response teams. Many of the Company's decontamination and mitigation activities result from a response to an emergency situation by one of its response teams. These incidents can result from transportation accidents involving chemical or petroleum substances, fires at chemical facilities or hazardous waste sites, transformer fires or explosions involving PCBs, and other unanticipated events. The substances involved may pose an immediate threat to public health or the environment, such as possible groundwater contamination. The Company also has an agreement with the New York State Department of Environmental Conservation (NYSDEC) to provide emergency response services in Upstate, Central, and Western New York, payment of which is guaranteed by the NYSDEC.

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

Overall   Site  Assessment  and  Implementation  of   Remediation
Services

      Hazardous Waste: The Company's hazardous waste projects include the design and construction of on-site facilities to monitor, isolate, or contain hazardous wastes existing in surface and subsurface water, the transport of contaminated soils, the decontamination of equipment and facilities related to the production and use of hazardous materials, industrial cleaning, building demolition and asbestos removal. Although the Company's projects vary widely in objective, scope, and duration, each project involves the Company providing one or more of the following services through the use of its own resources or the resources of selected subcontractors: strategic planning, site reconnaissance and security, remedial evaluation, clean-up evaluation, design, construction, and operation of facilities to treat, stabilize, or isolate the hazardous materials, and closure planning and monitoring.

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

      RCRA. The Resources Conservation and Recovery Act of 1976 is the principal federal statute governing hazardous waste generation, treatment, storage, and disposal. RCRA, or EPA-approved state programs may govern any waste handling activities of substances classified as "hazardous." The 1984 amendments to RCRA substantially expanded its scope by, among other things, providing for the listing of additional wastes as "hazardous" and providing of the regulation of hazardous wastes generated in lower quantities than previously had been regulated. Additionally, the amendments impose restrictions on land disposal of certain hazardous wastes, prescribe more stringent standards for hazardous waste land disposal sites, set standards for underground storage tanks and provide for "corrective" action at or near sites of waste management units. Under RCRA, liability and stringent operating requirements may be imposed on a person who is either a "generator" or a "transporter" of hazardous waste, or an "owner" or "operator" of a waste treatment, storage, or disposal facility. The Company does not believe its hazardous waste remediation services cause it to fall within any of these categories, although it might be considered an "operator" of a waste management facility or a "generator" of hazardous waste if it were to control the collection, source, separation, storage, transportation, processing, treatment, recovery, or disposal of hazardous wastes, including operation of a treatment unit for remedial purposes.

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

      The Company operates field offices in Syracuse, Massena, Rochester, Albany, Plattsburgh, and Buffalo, New York, as well as Braintree, Massachusetts, Edison, New Jersey, and Athens, Pennsylvania. While operations in the Syracuse, Massena, Albany, Buffalo, Braintree, and Athens offices are substantial, the Rochester and Plattsburgh operate on a smaller level.

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

Customers

      The Company's client base includes industrial companies, real estate developers, auto parts manufacturers, aluminum producers, utility companies, waste disposal firms, municipalities, and engineering firms. During 1999, the Company performed services for more than 300 clients. These projects ranged from short-term (three months or less) to projects which were on-going for 12 months or more. The majority of the projects were short-term in nature and continue to provide a substantial amount of revenue for the Company. During 1999, the Company had sales of approximately $1,026,000 to a public entity and sales of approximately $583,000 to a state agency, which together totaled approximately 13% of the Company's revenues.

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

Backlog

     As of December 31, 1999, the Company had a backlog of orders it believed to be firm of approximately $2,700,000.

Employees

      As of March 15, 2000, the Company had a total of 85 full-time employees. The Company's ability to retain and expand its staff will be an important factor in determining the Company's future success. The Company maintains employment contracts with its key managers in its branch offices. Manager contracts are negotiated on an annual basis and encompass items such as salary, bonuses, and non-compete clauses. The Company does not maintain key-person insurance for such personnel. The Company considers its relations with its employees to be good, and the Company has never had a work stoppage or threat of a work stoppage.

ITEM 2. PROPERTIES

Syracuse, New York Branch and Corporate Headquarters

      During 1999, the Company leased approximately 17,000 square feet leased from O'Brien & Gere Property Development (an affiliated party) at a monthly rate of $6,840, including utilities. Subsequent to 1999, O'Brien & Gere Property Development sold the building to a third party; however, the original lease terms remain in effect. The term of the lease extends through June 30, 2001, and the lease does not contain an escalation clause.

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

Braintree, Massachusetts Branch

      The Company leases approximately 300 square feet of office space from O'Brien & Gere Engineers (an affiliated party) at a current rate of $2,000 per month. The term of the lease is on a month-to-month basis.

Buffalo, New York

     The Company leases approximately 2,500 square feet of office and garage space at a current rate of $2,100 per month plus utilities. The term of the lease extends through March 31, 2002. The lease payment is scheduled to increase $100 in August of 2000 and an additional $100 in June of 2001.

Rochester, New York

     The Company leases approximately 300 square feet of office space from O'Brien & Gere Property Development (an affiliated party) at a current rate of $800 per month. The term of the lease is on a month-to-month basis.

Athens, Pennsylvania Branch

     The Company leases approximately 4,000 square feet of office and garage space at a current rate of $1,100 per month plus utilities. The term of the lease extends through March 1, 2001, and does not contain an escalation clause.

Albany, New York Branch

      During 1999, the Company leased approximately 300 square feet of office space from O'Brien & Gere Engineers (an affiliated party) at a rate of $1,278 per month. The term of the lease was on a month-to-month basis. Subsequent to 1999, the Company relocated its Albany branch to a space that is approximately 5,000 square feet, which includes office and garage space. The current lease rate is $2,292 per month plus utilities, and the new lease term, which does not contain an escalation clause, extends through January 31, 2003.

Edison, New York Branch

      The Company leases approximately 300 square feet of office space from O'Brien & Gere Engineers (an affiliated party) at a current rate of $406 per month. The term of the lease is on a month-to-month basis.

Plattsburgh, New York Branch

      The  Company leases approximately 400 square feet of office and  garage  space at a current rate of $280 per month  including
utilities.   The  term of the lease extends through  January  31,
2001, and the lease does not contain an escalation clause.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual shareholders meeting on November 17, 1999. The shareholders voted on the ratification of PricewaterhouseCoopers LLP as the Company's auditors and the election of five directors. The following votes were cast for each:

                                                   For         Against
Ratification of PricewaterhouseCoopers LLP as
the Company's auditors                          9,284,427       -0-

Election of Directors:
Robert J. Berger         Director               9,284,427       -0-
Richard L. Elander       Director               9,284,427       -0-
John R. Loveland         Director               9,284,427       -0-
Cornelius B. Murphy, Jr. Director               9,284,427       -0-
Steven A. Sanders        Director               9,284,427       -0-

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

     The high and low bid prices for the shares of the Company's common stock were as follows:

     Quarter Ended       High Bid       Low Bid

     March 15, 1998        5/8            1/4
     June 30, 1998         3/4            7/16
     September 30, 1998    3/4            1/4
     December 31, 1998     1/4            1/4
     March 15, 1999        3/4            1/4
     June 30, 1999         3/4            1/4
     September 30, 1999    5/8            3/8
     December 31, 1999     7/16           5/16
     March 15, 2000       13/32           5/16

      The aforementioned prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     (b) At March 15, 2000, there were approximately 170 holders of record of the Company's common stock.

     (c) The Company has never paid any dividends and does not anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Statement of Operations Data

                              Year Ended December 31

                     1999         1998        1997        1996       1995

Project Billings $12,517,772  $10,917,903  $6,993,221  $5,792,548 $7,145,587
Net (Loss)
 Income from
 Continuing
 Operations     ($2,613,883)  $   812,753 ($1,747,543)($1,553,320) ($847,037)
Extraordinary
 Gain                0              0      $1,000,000       0          0
Net (Loss)
 Income Per
 Share from
 Continuing
 Operations
 (Basic &
 Dilutive)         ($.23)          $.07        ($.32)     ($.32)      ($.17)


Balance Sheet Data

                              As of December 31

                   1999        1998        1997       1996         1995
                                           (2)                     (1)
Total Assets    $5,942,940  $6,632,753  $4,776,471 $5,155,409   $5,527,547
Long-Term
Obligations       $865,364  $1,526,560    $228,855   $875,000   $2,326,459


(1) On November 1, 1995, the Company converted a $500,000 short-term note to a long-term obligation.

(2) On October 14, 1997, the Company entered into an agreement with its two largest creditors to convert all or part of its indebtedness into common stock of the Company. The agreement included forgiveness of $1,000,000 of debt by O'Brien & Gere Limited (a shareholder) and the conversion of $540,000 of convertible debentures, plus accrued interest, into 1,080,000 shares of the Company's common stock. In addition, the Company's then financial institution converted $2,811,070 of principal and interest into 5,622,140 shares of the Company's common stock.


ITEM   7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 1999, the Company had cash and cash equivalents of $15,034 as compared to $122,106 at December 31, 1998.

      At December 31, 1999, the Company had a working capital deficit of $1,313,585 compared to a working capital surplus of $1,019,312 at December 31, 1998. The Company had a current ratio of approximately .76 to 1 at the end of 1999 compared to 1.38 to 1 at the end of 1998. The decrease in working capital was primarily attributable to the fact that the terms of the Company's revolving loan required the outstanding borrowings of $1,778,989 to be classified as a current liability at December 31, 1999, but as a long-term liability at December 31, 1998. Several other factors also contributed to the decrease in working capital and in the current ratio at December 31, 1999. First, trade accounts payable and billings in excess of costs and estimated profit on uncompleted projects increased due to additional costs incurred on several poorly managed asbestos and tank installation projects. Second, the current portion of long-term debt at year-end increased due to the Company financing the purchase of several utility vehicles and other equipment. Finally, accrued payroll at the end of 1999 increased when compared to 1998 due to the Company's growth during the year.

      Cash provided by financing activities was $882,260 in 1999, compared to cash used in financing activities of $126,787 in 1998. This change was due to an increase in the Company's available line of credit from $1,500,000 to $2,000,000 and an increase in the Company's average outstanding balance on the line of credit during the year. The change was also due to the timing of paydowns and advances on the Company's line of credit.

      Cash used in operating activities during 1999 was $905,886 compared to cash provided by operating activities of $374,993 during 1998. The increase in cash used in operating activities in 1999 was attributable to several factors. First, the Company was completing the implementation of its expansion and growth plan during the first quarter of 1999, and outlayed cash of approximately $95,000 related to the opening of its new office in Buffalo, NY. Second, the Company had cash outlays of approximately $80,000 preparing for an emergency spill contract which covers 75% of the land area in New York State. The contract, which the Company had anticipated would begin in July of 1999, did not begin until October 17, 1999 as a result of delays in the approval of the New York State budget. Third, the Company incurred losses of approximately $330,000 on several tank installation projects. As a result of these losses, the Company is no longer pursuing tank installation work. Finally, the Company had approximately $400,000 in losses on several asbestos projects and an industrial cleaning project during the third and fourth quarters of 1999. These losses were the result of incomplete bidding practices and poor project management. The Company has since refined its approach to asbestos projects, is revising its estimating practices, and has started an education program for branch managers in better project execution. The
Company has also replaced several project managers with more experienced personnel from other firms.

      Cash used in investing activities of $83,446 during 1999, was primarily attributable to capital expenditures for the purchase of a wet/dry vacuum, six gas meters, several negative air machines, a pressure washer, various equipment needed to service the Company's contract with the NYSDEC, and computer and office equipment.

      On October 14, 1997, the Company entered into a borrowing agreement with a new bank that provided for borrowings on a revolving basis. On July 1, 1999, the agreement was amended to provide borrowings up to $2,000,000. The revolving loan is subject to renewal at the Bank's option and is payable on April 30, 2000. The Company is in current ongoing discussions with the Bank, and based on these discussions, the Company believes that the line of credit will be renewed until April of 2001; however, there can be no assurances that this will occur. The revolving loan is guaranteed by a shareholder for an amount not to exceed $500,000. Under the terms of the guarantee, should the Bank be unable to recover the full amount of outstanding balances from the Company's collateralized assets, the shareholder agrees to purchase the Massena Port Facility for the unrecovered balance up to a maximum of $500,000. Borrowings against the revolving loan aggregated $1,778,989 at December 31, 1999.

     Effective January 1, 1999, the Company sold its wholly-owned subsidiary, St. Lawrence Industrial Services, Inc.  The sale  did
not   have  a  significant  impact  on  the  Company's  financial statements.

YEAR 2000

      During 1998 and 1999, the Company upgraded its financial systems and decision support systems in anticipation of possible hardware and software failures related to the year 2000. The Company did not experience any problems from the date change from 1999 to 2000, and all aspects of the Company's operations continued without interruption.

THE MASSENA PORT FACILITY

     The Massena Port Facility is a former oil tank farm which is located on the St. Lawrence River in Massena, NY. The property is improved with several buildings and a deep water docking facility for large ocean going ships. The property is still a viable location for a petroleum distribution facility and could still function as one pending upgrades of tanks and diking systems to current state and federal guidelines. Any improvements such as these would be treated as a capital expense in the year they were incurred. Currently, the Company uses the property for its Massena branch office headquarters, equipment storage and its Aqueous Treatment/360 Facility. O'Brien & Gere Property Development, a subsidiary of a shareholder of the Company, currently has an option to purchase the Massena Port Facility for $2,000,000.

      In 1996, the Company reclassified the Massena Property to Assets Held for Sale, at which time the property had a carrying value of approximately $1.9 million. Due to the uniqueness of the Facility, it has been difficult to find an alternative use for it or to sell the property. Due to the significance of the carrying value of the property, in March of 1997, management obtained an independent third party appraisal to support its carrying value. Such appraisal included an evaluation of similar sales plus a pending transaction at the time. The appraisal also included an evaluation of the time frame during which a sale would be expected. Based upon the appraisal report and an estimate of the costs to sell, management recognized an impairment of $308,377 on the property during 1997. The Company obtained a current independent real estate appraisal of the property in January of 2000. Based upon the results of the appraisal, the Company recognized an impairment of $825,427 during the fourth quarter of 1999. As of December 31, 1999, the carrying value, which management believes is properly stated at the lower of cost or market, of the property is $780,000.

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

1999 COMPARED TO 1998

Revenues

      During the year ended December 31, 1999, the Company's revenues increased 15% to $12,517,772 as compared to $10,917,903 reported for the previous year ended December 31, 1998. Revenues from underground storage tank removals and installations increased approximately $360,000, which was primarily attributable to the Federal Government deadline to remove all underground storage tanks ("USTs") that are not in compliance with the EPA guidelines for USTs. Due to losses incurred on several tank installation projects in 1999, the Company is no longer pursuing tank installation work. Billings from asbestos projects increased approximately $1,000,000, while billings from remediation projects increased approximately $900,000. Revenues from spill response increased approximately $530,000. Approximately $200,000 of the increase in spill response work was due to the emergency spill response contract the Company has with the NYSDEC, which went into effect during October of 1999. The increase in these service lines was offset by a decrease of approximately $2,400,000 in the transportation and disposal and industrial cleaning service lines combined. This decrease was due to a major emergency spill contract and a large industrial cleaning contract the Company had during 1998.

     In addition, during 1999, the Company's branches that were opened during the last half of 1998 generated revenue of approximately $2,800,000, all of which was core service revenue resulting from competitive bidding in both the public and private markets. The Company's Braintree, MA, and Albany, NY, branches also showed an increase of approximately $1,900,000 in revenue when compared to 1998.

Project Costs and Gross Margin

     Project costs for the year ended December 31, 1999 increased 36% to $10,355,805 from $7,596,788 for the year ended December 31, 1998. The increase in project costs is attributable to the significant increase in revenues. Project costs as a percentage of revenues increased to 83% for the year ended December 31, 1999 compared to 70% for the same period in 1998.
 The gross profit margin for the year ended December 31, 1999 was 17% versus 30% for the year ended December 31, 1998.

      As a result of increased billings, project costs also increased. The decrease in gross margin was due to the significant losses taken on several tank installation, several asbestos projects, and an industrial cleaning project during 1999. As a result of these projects, the Company had approximately $640,000 in cash outlays and lost gross margin dollars. Most of this loss was absorbed by the Company during the third and fourth quarters of 1999. Also, in 1998, the Company had a major emergency cleanup contract and a large industrial cleaning project that were performed on a time and materials basis, which produced a higher gross margin than bid work.

Selling, General, and Administrative Expenses

     During the year ended December 31, 1999, selling, general, and administrative ("SG&A") expenses increased 43% to $3,439,654 compared to $2,399,988 reported for the previous year. SG&A expenses were approximately 27% of sales for the year ended December 31, 1999 compared to approximately 22% for the previous year. The increase in SG&A was due to the Company's branch expansion. During the last half of 1998 and during 1999, the Company opened branches in Edison, NJ, Buffalo, NY, and Rochester, NY, and significantly increased the operations of the Athens, PA branch. The following items increased during 1999 due to this expansion: Payroll expense increased approximately $475,000 from 1998 to 1999 because of the additional administrative personnel required in order to accommodate the higher volume of billing, payroll, and other administrative functions created by the Company's growth. The Company also hired several sales people in early 1999, and added several project managers. Workers' compensation expense increased approximately $180,000 due to the overall increase in payroll and due to the higher number of asbestos projects performed during the year. Asbestos projects have the highest workers' compensation rate of all of the workers' compensation classifications used by the Company. Office rent expense, telephone expense, and rental expense for copiers and other office equipment increased a total of approximately $166,000 during 1999 due to the opening of branch offices and the growth within the existing branches. The Company's operating lease expense showed an increase of approximately $165,000 due to the addition of four vacuum trucks, two tractors, and three box vans during the year. In addition, depreciation expense in 1999 was approximately $148,000 higher than in 1998. Approximately $40,000 of this increase was related to the purchase of eight utility vehicles, seven spill trailers, and other equipment, valued at approximately $300,000, in 1999.

Provision for Impairment of Long-Lived and Other Assets

      During the fourth quarter of 1999, the Company recognized a provision for impairment of long-lived and other assets of $1,109,877. Included in this provision was a loss of $825,427 recognized in order to reflect the carrying value of the Massena Port Facility at the lower of cost or market. The remainder of the impairment was due to a loss recognized on equipment and other assets the Company was no longer utilizing.

Operating Loss

      For the year ended December 31, 1999, the Company reported an operating loss of $2,387,564 compared to operating income of $921,127 for the previous year. This change was due to the nonrecurring impairment charges discussed above, a significant increase in selling, general and administrative expenses, and due to the losses incurred on several tank installation and asbestos projects. The Company has made several changes in response to the problems encountered during 1999. Several managers who were responsible for losses on certain projects have been replaced with more experienced personnel, the Company is no longer pursuing tank installation projects, and the Company has refocused its efforts in the asbestos service line to obtain projects of a size that the Company has completed successfully in the past.

Interest Expense

      Interest expense increased 72% to $191,180 in 1999 compared to $111,099 in 1998. The increase in interest expense was primarily due to the increase in the Company's average outstanding balance on its revolving line of credit. The increase was also attributable to the financing of new equipment.

Net Loss

      The net loss for the year ended December 31, 1999 was ($2,613,883) (($.23) per share basic & dilutive) compared to net income of $812,753 ($.07 per share basic and dilutive).


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

Project Costs and Gross Margin

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Due to the fact that the interest rate associated with the Company's revolving line of credit is based on the prime interest rate, the Company is exposed to interest rate risk. If the prime rate increases, the Company's monthly interest payments on its line of credit also increase, which could impact cash flow; however, past fluctuations in the prime rate, whether an increase or decrease, have not had a material effect on the Company's cash flow. Although the Company does not anticipate any material effects from interest rate risk, the Company attempts to keep its outstanding balance on its line of credit as low as possible at all times.

     The Company is aware that if the economy were to slow down, the Company's business could be affected by other companies closing operations or reducing production, which could reduce the amount of waste generated or industrial cleaning projects available. In order to try to mitigate this market risk, the Company continues to make every effort to secure more emergency spill response contracts and long-term environmental remediation and industrial cleaning projects.

      For more information regarding market risk, see the audited financial statements submitted under Item 14 of this report.

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

ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                            PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

     The following table sets forth certain information about the directors of the Company, all of whom were unanimously elected at the Annual Meeting of Stockholders of the registrant on November
17, 1999 for a term of one year.

                       Year
     Name, Age         First
Principal Occupation   Elected   Certain Other Information

Robert J. Berger       1998      Mr.  Berger has served in his present
(53)                             position  as Director since  November
Director                         1998.   Mr.  Berger was  employed  in
                                 various  positions  for  OnBank  from
                                 1978  through  March  31,  1998,  his
                                 last   position  being  Senior   Vice
                                 President,   Treasurer,   and   Chief
                                 Financial   Officer.    From    April
                                 through  August 1998,  he  served  as
                                 consultant  to  First  Empire   State
                                 Corp.    pursuant   to   its   merger
                                 agreement with OnBank.  Since  August
                                 1998,   he   has  been   an   Adjunct
                                 Professor and Director of the  Madden
                                 Institute  of  Business Education  at
                                 LeMoyne  College  in  Syracuse,   New
                                 York.   Mr.  Berger is also Chairman,
                                 President,   and   Chief    Executive
                                 Officer  of  St. Lawrence  Industrial
                                 Services, Inc., and he is a  Director
                                 of  YAPA,  Young  Adult  Professional
                                 Associates,  Inc.   On  February  24,
                                 2000,    Mr.   Berger   was   elected
                                 Chairman of the Board of Directors.

Richard  L.  Elander   1991      Mr.   Elander  has  served   in   his
(60)                             present position as a Director  since
Director                         November  of 1991.  He has served  as
                                 Vice  President  and General  Manager
                                 from June 1994 to December 1996.   He
                                 also   served   as  Chief   Executive
                                 Officer  from November 1991  to  June
                                 1994.   Mr.  Elander  served   as   a
                                 Director  of  O'Brien & Gere  Limited
                                 from  August 1991 to September  1995.
                                 From   1983  to  1995,  Mr.   Elander
                                 served  as  President  of  O'Brien  &
                                 Gere   Operations.   Currently,   Mr.
                                 Elander     operates     his      own
                                 construction  management   consulting
                                 business.

John   R.   Loveland   1994      Mr.   Loveland  has  served  in   his
(62)                             present  position  since  June  1994.
Director, Chief                  He  has been a director of O'Brien  &
Executive Officer,               Gere Engineers, Inc. since 1973,  and
and Chairman of the              he   also  served  as  President   of
Board                            O'Brien  & Gere Engineers, Inc.  from
                                 1980 to December 1992.  He served  as
                                 Chairman  of the Board of  O'Brien  &
                                 Gere   Limited  from  1989  to  March
                                 1999.    Mr.  Loveland  is  currently
                                 President   of   O'Brien   and   Gere
                                 Property  Development.   On  February
                                 24,  2000, Mr. Loveland resigned  his
                                 position  as  Chairman of  the  Board
                                 and was succeeded by Mr. Berger.

Cornelius B. Murphy, Jr.  1991   Dr.  Murphy has served in his current
(55)                             position  since  December  1996.   He
Director                         previously  served as  the  Company's
                                 President from June 1994 to  December
                                 1996  and  as Chariman of  the  Board
                                 from  November of 1991 to June  1994.
                                 Dr.  Murphy  has been a  director  of
                                 O'Brien  &  Gere Limited  since  1985
                                 and  O'Brien  & Gere Engineers,  Inc.
                                 from   1982  to  date.    Dr.  Murphy
                                 served  as  President  of  O'Brien  &
                                 Gere  Engineers from  1992  to  1997.
                                 From  1982  to  1992,  he  served  as
                                 President   of   O'Brien    &    Gere
                                 Technical Services, Inc.  Dr.  Murphy
                                 currently serves as Chairman  of  the
                                 Board  of O'Brien & Gere Limited  and
                                 as  Chief Scientist of O'Brien & Gere
                                 Engineers.   In  February  2000,  Dr,
                                 Murphy  was elected President of  the
                                 State   University   of   New    York
                                 Environmental  Science  and  Forestry
                                 School.

Robert   F.  Neuhaus  1999       Mr.   Neuhaus  has  served   in   his
(38)                             current  position since  December  of
Director                         1999.   He is an Administrative  Vice
                                 President  of  M&T  Bank   where   he
                                 oversees  M&T's  commercial   banking
                                 and  commercial real estate  business
                                 in   the  Central  New  York  region.
                                 Prior  to  joining M&T,  Mr.  Neuhaus
                                 was  Vice  President of the Corporate
                                 Finance  Division  for  J.P.  Morgan,
                                 Inc. in New York City.

Steven   A.  Sanders  1991       Mr.  Sanders is a partner in the  law
(54)                             firm  of  Beckman, Millman, & Sanders
Director                         LLP.    Mr.  Sanders  has  also  been
                                 President   of  the  Law  Office   of
                                 Steven  A.  Sanders, PC  since  1992.
                                 Prior  to that, he served as  Counsel
                                 to  Jacobs,  Persinger & Parker  from
                                 1987  to  1992.  Prior  thereto,  Mr.
                                 Sanders  served as Senior Partner  of
                                 the law firm Sanders and Siercho.


EXECUTIVE OFFICERS OF THE COMPANY

Name                        Age  Position Held
John R. Loveland            62   Chief Executive Officer
Christopher  J. Polimino    34   President
Anthony R. Pongonis         47   Executive Vice President
Dennis S. Lerner            57   Secretary
Kelly B. Ardoin             25   Assistant Treasurer

     Mr. Polimino was promoted to the position of President during the first quarter of 2000. He has been with the Company since December of 1994 and has previously served as Executive
Vice President, General Manager, and Controller.

     Mr. Pongonis was hired during the fourth quarter of 1996. He previously served as the Company's President and is currently the Company's Eastern Region Manager. He has over twenty-five years of experience in the environmental services industry.

     Mr. Lerner has served in his present position since February of 1994. Mr. Lerner was Assistant Secretary of O'Brien & Gere Engineers, Inc., a wholly-owned subsidiary of O'Brien & Gere Limited, from 1992 to March 1999. He also served as O'Brien & Gere Engineers' in-house legal counsel from 1990 to 1999.

     Ms. Ardoin was hired during the third quarter of 1998, and currently serves as the Company's Controller. Ms. Ardoin previously worked for a public accounting firm as a staff accountant.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth summary information concerning compensation paid or accrued by the Company for services rendered during the last three fiscal years.

Summary Compensation Table

                      Annual Compensation    Long Term Compensation
                                               Awards      Payments

    Name and                     Other
   Principal                     Annual        # of     LTIP     All Other
    Position        Year Salary  Compensation  Options  Payouts  Compensation

John R. Loveland    1999   $35,880   -0-          -0-      -0-        -0-
Chief  Executive    1998   $13,920   -0-          -0-      -0-        -0-
Officer             1997   $19,200   -0-         50,000    -0-        -0-

Anthony R. Pongonis 1999  $107,220   -0-           -0-     -0-        -0-
Executive Vice      1998  $ 92,220  $17,500 (1)    -0-     -0-        -0-
President

(1) Includes stock bonus with a market value of $2,500 at the time of award.
Year End Option Table

There were no outstanding stock options held as of December 31, 1999 by the named executive officers.

Compensation of Directors

     Directors of the Company are paid $500 for each quarter plus reimbursement for their actual expenses incurred in attending meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the company's common stock at March 15, 2000 by persons who, to the knowledge of the Board of Directors, beneficially own more than five percent of the outstanding shares of common stock of the Corporation.

      All voting power of the Corporation is vested in its common stock. As of the close of business on March 15, 2000, 11,603,963 shares of common stock par value $.01 per share were outstanding.
Each share of common stock is entitled to one vote.

                            Number of Shares
Name and Address            of Common Stock                 Percentage
of Beneficial Owner         Beneficially Owned (1)          of Class

M&T Bank                       5,622,140                       48%
101 S. Salina Street
Syracuse, NY 13202

O'Brien & Gere Limited         3,148,200                       27%
5000 Brittonfield Parkway
Syracuse, NY 13220

Richard L. Elander               329,565 (4)                    3%
Cornelius B. Murphy, Jr.           1,424 (4)                   <1%
Steven A. Sanders                 25,752 (2) (4)               <1%
Robert J. Berger                  20,000 (4)                   <1%
John R. Loveland                  77,093 (3)(4)                <1%
All Officers & Directors         (2)(3)(4)                      4%
as a Group (9 persons)

(1) The beneficial owners have sole voting and investment power over the shares owned.
(2) Includes 200 shares, which are owned by Mr. Sanders' wife as custodian for his son, as to which Mr. Sanders disclaims beneficial ownership.
(3) Does not include 3,148,200 shares currently owned by Limited of which Mr. Loveland is a director. Includes 76,659 shares owned by Mr. Loveland's wife as to which Mr. Loveland disclaims beneficial ownership.
(4)  Director

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On July 1, 1995, the Company entered into a lease agreement with O'Brien & Gere Property Development (an affiliate) to occupy approximately 17,000 square feet of office and garage space. The terms of the lease extend through June 30, 2001. The Company also has several month-to-month office rental agreements in place with another O'Brien & Gere Limited subsidiary. Total rent expense incurred due to these leases in 1999 amounted to approximately $120,000.

     On November 5, 1997, the Company entered into an option with O'Brien & Gere Property Development (an affiliate) to sell the eastern portion of the Massena Property, the tanks, and the dock for $2 million.

      During 1999, the Company provided $970,000 of remediation, sub-contract support, and project services to subsidiaries O'Brien & Gere Limited, a shareholder. Services provided to
O'Brien & Gere Limited subsidiaries were at competitive rates which were bid on a project by project basis.

      The Company purchases technical, accounting, and consulting
services   from  subsidiaries  of  O'Brien  &  Gere  Limited,   a
shareholder.  The costs for these services amounted  to  $299,000 in 1999.

      The Company's revolving loan agreement is guaranteed by O'Brien & Gere Limited, a shareholder, for an amount not to exceed $500,000.

      Steven A. Sanders, a director of the Company, a partner of Beckman, Millman, & Sanders LLP, which provides professional services to the Company, and it is anticipated that it will continue to do so.

      On January 1, 1999, the Company sold its wholly-owned subsidiary, St. Lawrence Industrial Services, Inc., to a director of the Company.

     The Company purchases subcontract labor services from St.
Lawrence Industrial Services, Inc., which is owned by Robert J.
Berger, a director of the Company. The costs for these services amounted to approximately $1,094,000 in 1999.


                             PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

                                                                 Page
(a)  Financial Statements and Exhibits

     (1)  Report of Independent Auditors                          F-1
          Consolidated Balance Sheets at December 31, 1999 and
           1998                                                   F-2
          Consolidated Statement of Operations for the years
           ended December 31, 1999, 1998, and 1997                F-3
          Consolidated Statements of Shareholders' Equity
           (Deficit) for the years ended December 31, 1999,
           1998, and 1997                                         F-4
          Consolidated Statements of Cash Flows for the years
           ended December 31, 1999, 1998, and 1997                F-5
          Notes to Consolidated Financial Statements              F-7

     (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (3)  Subsidiary of the Company:
          OP-TECH Environmental Services Limited - Ontario,
          Canada

(b)  Reports on Form 8-K
     The Company did not file any Current Reports on Form 8-K during the three months ended December 31, 1999.

(c)  Exhibits

10.1 Union and Employment Contracts (1) Incorporated herein by reference to the Company's Form 10-K F/Y/E December 31, 1997.
10.2 Voting Agreement (1) Incorporated herein by reference to the Company's Form 10-K F/Y/E December 31, 1997.
10.3 Memorandum of Agreement and Exchange (1) Incorporated herein by reference to the Company's Form 10-K F/Y/E December 31, 1997.
10.4 Revolving Loan Promissory Note (1) Incorporated herein by reference to the Company's Form 10-Q for the period ended June 30, 1999.

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

                            By:/s/ John R. Loveland
                                John R. Loveland, Chief Executive Officer

March 30, 1999

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March 2000.

/s/ Robert J. Berger         Director and Chairman of the Board
Robert J. Berger

/s/ Richard L. Elander       Director
Richard L. Elander

/s/ John R. Loveland         Director and Chief Executive Officer
John R. Loveland

/s/ Cornelius B. Murphy, Jr. Director
Cornelius B. Murphy, Jr.

/s/ Robert F. Neuhaus        Director
Robert F. Neuhaus

/s/ Steven A. Sanders        Director
Steven A. Sanders

/s/ Christopher J. Polimino President and Chief Accounting Officer Christopher J. Polimino

/s/ Anthony R. Pongonis      Executive Vice President
Anthony R. Pongonis

/s/ Kelly B. Ardoin          Assistant Treasurer
Kelly B. Ardoin

/s/ Dennis S. Lerner         Secretary
Dennis S. Lerner












PRICEWATERHOUSECOOPERS LLP



OP-TECH Environmental
Services, Inc. and Subsidiary

Consolidated Financial Statements

December 31, 1999 and 1998












Report of Independent Accountants



Shareholders and Board of Directors
OP-TECH Environmental Services, Inc. and Subsidiary


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and shareholders' equity and cash flows present fairly, in all material respects, the financial position of OP-TECH Environmental Services, Inc. and Subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The   accompanying  consolidated  financial  statements  have  been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's operating results and financial position raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/S/PricewaterhouseCoopers LLP



March 15, 2000



OP-TECH Environmental Services, Inc. and Subsidiary



Consolidated Balance Sheets
December 31, 1999 and 1998

Assets                                                 1999       1998

Current assets:
   Cash and cash equivalents                     $    15,034  $   122,106
   Accounts receivable (net of
    allowance for doubtful accounts
    of approximately $132,000 in 1999
    and $126,000 in 1998):
         Unaffiliated parties                      3,049,770    2,847,001
         Affiliated parties                          259,181      109,190

                                                   3,308,951    2,956,191

   Costs on uncompleted projects
    applicable to future billings                    479,970      289,768
   Prepaid insurance                                 107,043      157,537
   Other assets                                      226,662      159,345
      Total current assets                         4,137,660    3,684,947

Property and equipment, net                          990,157    1,199,635
Assets held for sale                                 780,000    1,605,427
Other assets                                          35,123      142,744

     Total Assets                                $ 5,942,940  $ 6,632,753

Liabilities and Shareholders' Equity

Current liabilities:
   Bank overdraft                                $   110,954  $    45,085
   Notes payable to bank                           1,778,989         -

                                                   1,889,943       45,085
   Accounts payable:
      Unaffiliated parties                         1,788,759    1,350,204
      Affiliated parties                              21,270       51,184

                                                   1,810,029    1,401,388

Billings in excess of costs and estimated
   profit on uncompleted contracts                   818,712      569,393
Accrued payroll and related liabilities              366,040      226,130
Accrued expenses and other liabilities                14,426       71,888
Current portion of long-term debt                    552,095      351,751
   Total current liabilities                       5,451,245    2,665,635

Long-term debt                                       313,269    1,174,809

Shareholders' equity:
   Common stock, par value $.01 per share;
    authorized 20,000,000 shares; 11,603,963
    shares outstanding as of December 31,
    1999 and 1998, respectively                      116,040      116,040
   Additional paid-in capital                      7,787,152    7,787,152
   Accumulated deficit                            (7,724,766)  (5,110,883)

     Shareholders' equity, net                       178,426    2,792,309

     Total Liabilities and Shareholders' Equity   $5,942,940   $6,632,753

The accompanying notes are an integral part of the consolidated financial statements.


Consolidated Statements of Operations
Years Ended December 31, 1999, 1998, and 1997


                                      1999          1998         1997

Project billings and services    $ 12,517,772  $ 10,917,903  $ 6,993,221
Project costs                      10,355,805     7,596,788    4,959,449

      Gross margin                  2,161,967     3,321,115    2,033,772

Selling, general and
 administrative expenses            3,439,654     2,399,988    2,569,486
Provision for impairment of
 long-lived assets                  1,109,877         -          797,686

      Operating (loss) income      (2,387,564)      921,127   (1,333,400)

Other income and expense:
   Interest expense                  (191,180)     (111,099)    (402,144)
   Other (expense) income, net          8,841        20,925      (11,999)

                                     (182,339)      (90,174)    (414,143)

   (Loss) gain before income
     taxes and extraordinary item  (2,569,903)      830,953   (1,747,543)

Income taxes                           43,980        18,200        -

   (Loss) income before
    extraordinary item             (2,613,883)      812,753   (1,747,543)

Extraordinary gain on
 forgiveness of debt                    -              -       1,000,000

      Net (Loss) Income           $(2,613,883)    $ 812,753   $ (747,543)




Earnings per common share -
 basic and dilutive:
  (Loss) income before
   extraordinary item             $     (0.23)    $    0.07   $    (0.32)
   Extraordinary item                   -              -            0.18

      Net (loss) income           $     (0.23)    $    0.07   $    (0.14)




The accompanying notes are an integral part of the consolidated financial statements.



Consolidated Statements of Shareholders' Equity
Years Ended December 31, 1999, 1998, and 1997


                                         Additional
                        Common    Common  Paid-In    Accumulated
                        Shares    Stock   Capital      Deficit       Total


Balances at
 December 31, 1996    4,854,497 $ 48,535 $4,491,773  $(5,176,093) $ (635,785)

Conversion of debt
 to 6,702,140 shares  6,702,140   67,021  3,284,049        -       3,351,070
Retirement of
 1,537 shares            (1,537)      (5)    (2,267)       -          (2,272)
Net loss                   -         -        -         (747,543)   (747,543)

Balances at
 December 31, 1997   11,555,100  115,551  7,773,555   (5,923,636)  1,965,470

Issuance of
 48,863 shares           48,863      489     13,597        -          14,086
Net income                 -         -        -          812,753     812,753

Balances at
 December 31, 1998   11,603,963  116,040  7,787,152   (5,110,883)  2,792,309

Net loss                   -         -        -       (2,613,883) (2,613,883)

Balances at
 December 31, 1999   11,603,963 $116,040 $7,787,152  $(7,724,766) $  178,426



The accompanying notes are an integral part of the consolidated financial statements.



Consolidated Statements of Cash Flows
Years Ended December 31, 1999, 1998, and 1997

                                    1999           1998            1997

Operating activities:
 Net income (loss)              $(2,613,883)    $  812,753     $  (747,543)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by (used in)
  operating activities:
   Extraordinary gain on
    forgiveness of debt               -              -          (1,000,000)
   Provision for loss on
    accounts receivable             108,700        105,350         190,594
   Depreciation and amortization    303,287        161,201         351,812
   Provision for impairment of
    long-lived assets             1,109,877          -             716,710
   Interest expense converted
    to common stock                   -              -             166,836
   Loss on sale of equipment            216          -                -
   (Increase) decrease in
    operating assets and
    increase (decrease) in
    operating liabilities:
     Accounts receivable           (461,460)     (987,192)        (716,225)
     Costs on uncompleted
      projects applicable to
      future billings              (190,202)     (157,178)         (31,649)
     Prepaid expenses and
      other assets                   97,171        14,862           84,055
     Billings and estimated
      profit in excess of costs
      on uncompleted contracts      249,319       259,466           71,864
     Accounts payable and
      other accrued expenses        491,089       165,731          165,733
   Net cash provided by (used
    in) operating activities       (905,886)      374,993         (747,813)

Investing activities:
   Purchases of property
    and equipment                  (113,976)     (207,617)        (120,488)
   Proceeds from sale of
    property and equipment           30,530          -               7,793
      Net cash (used in)
       provided by investing
       activities                   (83,446)     (207,617)        (112,695)

Financing activities:
   Cash overdrafts                   65,869      (179,373)         149,476
   Proceeds from notes payable
    to banks and long-term
    borrowings, net of financing
    costs                         4,998,188     4,792,163          511,904
   Proceeds from notes payable
    to shareholders                    -             -             525,000
   Principal payments on current
    and long-term borrowings     (4,181,797)   (4,739,577)        (263,432)
     Net cash (used in)
      provided by financing
      activities                    882,260      (126,787)         922,948

    (Decrease) increase in cash
     and cash equivalents          (107,072)       40,589           62,440

Cash and cash equivalents at
 beginning of year                  122,106        81,517           19,077

  Cash and Cash Equivalents
   at End of Year                $   15,034    $  122,106       $   81,517

Non-cash items:
 Conversion of debt and related
  accrued interest to equity
  (including $166,836 of 1997
  interest expense)              $    -        $     -          $3,351,070
 Shareholders retirement
  of common stock                     -              -               2,272
 Equipment purchased through
  bank and other financing
  sources                           285,702          -                -
 Debt transfer upon sale
  of asset                           31,341          -                -

The accompanying notes are an integral part of the consolidated financial statements.



Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies

  Basis of Presentation

  OP-TECH Environmental Services, Inc. and Subsidiary (the "Company"), provides comprehensive environmental services predominately in Upstate and Central New York. The Company performs industrial cleaning of non-hazardous materials, provides varying services relating to plant facility closure including demolition and asbestos services, provides remediation services for sites contaminated by hazardous materials and provides emergency spill response services. The Company has a Canadian subsidiary, OP-TECH Environmental Services, Ltd.

  Priniciples of Consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  One of the more significant estimates includes the evaluation of impairment of the Company's long-lived assets. As more fully described in Note 6, the Company has had certain property held for sale appraised by an independent third party. Such appraisals are dependent upon various assumptions and estimates, which are subject to change over time. Future changes in these estimates, or other assumptions utilized by management to evaluate the asset carrying value, may have a material effect on the conclusions reached and the ultimate determination of impairment.

  Cash Equivalents

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

  Project Income Recognition and Unbilled Project Costs

  Contracts are predominately short-term in nature (less than three months) and revenue is recognized as costs are incurred and billed. Income on long-term fixed-priced contracts greater than three months is recognized on the percentage-of-completion method utilizing the cost-to-cost basis. Project costs are generally billed in the month they are incurred and are shown as current assets.

  In the event interim billings exceed costs and estimated profit, the net amount of deferred revenue is shown as a current liability. Estimated losses are recorded in full when identified.

  Concentration of Business Risk - Significant Customers

  Sales to one customer, other than an affiliated party, amounted to approximately $1,025,700, $2,537,000 and $463,000 in 1999,
  1998 and 1997, respectively. Accounts receivable at December 31, 1999 and 1998 include $234,100 and $157,200, respectively, from this customer.

  For the year ended December 31, 1999 two individual customers generated approximately $1,609,000, or 13% of the Company's revenues.

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

  Long and Short-Term Debt

  The carrying amounts of the Company's short-term secured and unsecured borrowing and non-traded variable-rate long-term debt agreements approximate fair value. The fair value of the
  Company's non-traded fixed-rate long-term debt is estimated using discounted cash flow analysis based upon the Company's current incremental borrowing rates for similar types of borrowing arrangements and approximates carrying value.

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

  Earnings Per Share

  Basic earnings per share is computed by dividing income by the weighted average shares actually outstanding for the period. Diluted earnings per share includes the potentially dilutive effect of shares issuable under the employee stock purchase and incentive stock option plans. Due to the losses incurred by the Company in 1999 and 1997, the impact of the outstanding options and warrants are anti-dilutive and, therefore, their impact has not been included in the dilutive earnings per share disclosure.


2.   Business Operations

  In 1999 the Company has incurred a $2.6 million loss, (of which approximately $1,510,000 was a non-cash charge), has a working capital deficit of $1,313,585 and a total shareholders' equity of $178,000. These losses have created a need for additional financing which may not be available.

  The Company is focusing on strategically continuing the growth of its operations throughout the Northeastern United States and Pennsylvania. The Company is also continuing its focus on its core service lines with industrial and governmental customers which is expected to lead to an increase in recurring work.

  In order to achieve its 2000 budgeted revenue and profit goals, the Company believes it can continue to develop core service
  revenues   throughout   the  Northeastern   United   States   and
  Pennsylvania.   The  Company  has relocated  two  of  its  senior
  employees to the Eastern New York and Massachusetts regions to build a client base that will provide recurring core service
  revenue.   In  addition, management  believes that  the  cost
  reductions executed in the fourth quarter of 1999, which included certain professionals, will assist in achieving fiscal 2000 profit goals.

  Management expects, based on its efforts to improve operating results, and the continued availability of the line of credit from the Bank, the Company will be able to meet its obligations as they come due. In addition, management believes that the Bank will renew its line of credit in 2000, based upon on-going discussions with the Bank. However, there can be no assurance the Company will be able to continue to meet its budgets and maintain adequate cash flows.

3.   Capital Restructuring

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

4.   Related Party Transactions

  The Company purchases technical, accounting, and consulting services and rented certain office and warehouse space from a shareholder and its affiliates. The cost for these services amounted to approximately $299,000, $325,000, and $97,000 in 1999, 1998 and 1997, respectively.

  Additionally, the Company provided approximately $970,000, $283,000, and $1,507,000 of remediation, sub-contract support and project services to a shareholder and its affiliates for the years ending December 31, 1999, 1998 and 1997, respectively.

  During 1999, the Company purchased approximately $1,094,000 of subcontract labor services from St. Lawrence Industrial Services, Inc. which is owned by a director of the Company.

  Interest  expense  on  an  unsecured  line  of  credit   with   a
  stockholder was approximately $94,000 in 1997.

5.   Property, Plant and Equipment

  Property, plant and equipment consisted of the following at December 31:

                                          1999               1998

     Furniture and fixtures           $    40,143         $    35,033
     Office machines                       94,901              75,052
     Utility vehicles                      98,140             101,140
     Field equipment                    1,853,130           1,947,551
     Aqueous treatment system             100,002             100,002

                                        2,186,316           2,258,778

     Less: Accumulated depreciation    (1,196,159)         (1,059,143)

                                      $   990,157         $ 1,199,635


  Depreciation   expense  approximated  $294,000,   $157,000,   and
  $282,000 for 1999, 1998, and 1997, respectively.


6.   Impairment of Long-Lived Assets

  Assets Held for Sale

  The Company continues to pursue the disposal of its Massena Port Facility ("Facility"), which was acquired in 1991 for the purpose of developing a large aqueous treatment facility. Management's estimation of fair value is based upon an evaluation of existing facts and circumstances, including current real estate market conditions, a January 2000 independent appraisal and certain other factors. During the fourth quarter of 1999, the Company, based upon an independent appraisal of the Facility, recognized an impairment loss on the carrying value of the Facility of approximately $825,000.

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

  In 1999, the Company wrote down the carrying value of equipment and other long-lived assets of approximately $284,500 as they are no longer used in the Company's operations.

7.   Debt and Lease Obligations

  Long-term debt is summarized as follows at December 31, 1999:

  Revolving loan, see (a)                                 $ 1,778,989
  Promissory Note, due in full with accrued interest
   on April 1, 2000. Interest is at prime plus 1.5%
   (10% as of December 31, 1999), collateralized by
   all accounts receivable, inventory and equipment
   now owned or acquired later.                               150,000
  Various equipment and other installment obligations,
   due in aggregate monthly installment payments of
   approximately $46,500, including interest rates
   between 6.95% and 12%, collateralized by equipment
   with a carrying value of $715,444.                         715,364

                                                            2,644,353

  Less: Current portion                                    (2,331,084)

                                                          $   313,269


  (a) The Company has an annually renewable borrowing agreement that provides borrowings up to $2,000,000 on a revolving loan basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. Availability on the line is subject to a specified borrowing base calculation based upon eligible accounts receivable and costs in excess of billings.

     The agreement includes a material adverse change clause which permits the financial institution to call its debt in the event of a material adverse change in the business. Considering the significant losses in 1999, the Company asked for and received a waiver of the material adverse change clause as of and for the year ended December 31, 1999. Management does not anticipate any adverse changes in the next twelve months, however, there can be no assurances. The revolving loan, which is due on April 30, 2000, is guaranteed by a shareholder for an amount not-to-exceed $500,000.

     Borrowings against the revolving loan aggregated $1,778,989 at December 31, 1999. Interest is charged at prime plus 1.25%, or 9.75% at December 31, 1999. The weighted average borrowing rates under short-term credit facilities were 9.23% and 9.72% at December 31, 1999 and 1998, respectively.

  Interest paid amounted to approximately $191,000, $115,000, and $235,000 in 1999, 1998 and 1997, respectively.

  Scheduled principal payments on long-term debt for the next five years are as follows:

          2000          $2,331,084
          2001             169,012
          2002              61,695
          2003              54,905
          2004              27,657

                        $2,644,353

  Office facilities, a portion of which is with an affiliate of the Company's shareholder, are leased under noncancelable operating leases expiring at various dates through 2001. Rent expense incurred amounted to approximately $155,000, $77,000, and $89,000 in 1999, 1998 and 1997, respectively. Future minimum lease payments under noncancelable operating leases are as follows:
  2000  -  $404,500,  2001  - $323,600, 2002  -  $116,300,  2003  -
  $21,900, 2004 - 1,300.

  The Company incurred non-cash debt and capital lease obligations of $285,702 and $456,413 in 1999 and 1998, respectively, for the acquisition of equipment. In addition, during 1998, the Company financed its three-year insurance premium obligation of approximately $288,000.


8.   Shareholders' Equity

  The   Company   maintains  a  non-qualified  stock  option   plan
  permitting the issuance of up to 500,000 shares of common stock. The purpose of the Plan, which is more fully defined by the Plan document, is to provide various directors, officers, and employees ("Eligible Employees") of the Company the opportunity to acquire a stake in the growth of the Company, as well as a means of promoting the Eligible Employee's maximum effort and continued association with the Company.

  Stock options granted under the Plan allow the Eligible Employee to purchase the Company's common stock, for a period not to exceed three years, at the price established at the grant date. Options granted under the Plan must specify option periods ending not more than ten years from the date of grant. The following table summarizes option activity of the Plan during 1999, 1998 and 1997:
                                           Weighted     No. of
                                           Average      Shares
                                           Exercise      Under
                                            Price       Options

  Balance at December 31, 1996             $   2.50     250,000
   Options granted                             1.50      50,000
   Options expired                            (2.50)   (250,000)
  Balance at December 31, 1997                 1.50      50,000
   Options granted                             0.00         -
   Options expired                             0.00         -
  Balance at December 31, 1998                 1.50      50,000
   Options granted                             0.00         -
   Options expired                            (1.50)    (50,000)
  Balance at December 31, 1999                 0.00         -


  The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for the options granted under the Plan. Under APB Opinion No. 25, because the exercise price of the stock option is above the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Under SFAS No. 123, rights to acquire company stock are to be valued under the fair value method and the proforma effect of such value on reported earnings and earnings per share are to be disclosed in the notes to the financial statements. As the fair value of these options is not material, proforma and related disclosures are not presented.

  In  1994  and  1995, the Company issued warrants to  a  financial
  advisor  to  purchase  302,500 shares  of  common  stock.   These
  warrants expired and were immediately reissued in 1998, at a price of $1.65 and expire in 2001.

  As of December 31, 1999, the Company has reserved a total of 197,500 shares of common stock for issuance under the agreements discussed above. No options or warrants have been exercised.

  During 1999, the Company did not grant any stock awards of its common stock.

9.   Income Taxes

  The following summarizes the income tax expense at December 31, 1999:

                                              1999           1998
  Current:
   Federal                                 $    -         $  15,000
   State                                     43,980           3,200

                                           $ 43,980       $  18,200

  The difference between the expected tax provision resulting from the application of the federal statutory income tax rate to pre-tax income, for 1999 and 1998, is due to the Company's continued recognition of a deferred tax valuation allowance and the impact of current tax obligations based on AMT tax rates subject to certain limitation provisions. The Company has provided a state tax expense for certain required franchise taxes for which net operating loss carryforwards do not exist.

  At December 31, 1999, the Company has federal net operating loss ("NOL") and alternative minimum tax ("AMT") credit carryforwards of approximately $7,379,000 and $15,000, for income tax purposes. The federal net operating loss carryforward expires at various times through the year ending December 31, 2019. Alternative minimum tax credit carryforwards do not expire. Income taxes and franchise taxes paid were approximately $18,200 and $366 in 1998 and 1997, respectively.

  Deferred  income  taxes reflect the net tax effect  of  temporary
  differences   between  the  carrying  amounts   of   assets   and
  liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes the Company increased its valuation allowance in 1999 due to the generation of additional net operating loss carryforwards for which a valuation allowance has been provided. The Company has recorded a valuation allowance amounting to the entire net deferred tax asset due to the uncertainty as to the ultimate recovery of the assets.

  Significant components of the Company's deferred tax liabilities and assets as of December 31, 1999 and 1998 are as follows:

                                                1999             1998

     Deferred tax liabilities:
      Tax over book depreciation             $    21,999      $    76,021

     Deferred tax assets:
      Net operating loss carryforward        $ 2,508,848        1,660,144
      Accounts receivable reserve                 44,932           42,826
      Other                                      387,431           84,559
      AMT tax credits                             15,000           15,000
       Total deferred tax assets               2,956,211        1,802,529
     Valuation allowance for
      deferred assets                         (2,934,212)      (1,726,508)
       Deferred tax assets                   $    21,999      $    76,021
       Net deferred taxes                    $      -         $      -


10.  Employee Benefit Plan

  The Company maintains an employee retirement plan which covers substantially all employees. The Plan is funded by voluntary employee contributions which are matched by the Company at a designated percentage, and additional contributions by the Company at the discretion of the Board of Directors. There were matching contributions to the plan of approximately $9,900, $11,500, and $9,100 in 1999, 1998 and 1997, respectively, by the
  Company. The Company did not make any discretionary contributions to the Plan in 1999, 1998 and 1997.


11.  Commitment and Contingencies

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