Form 10-Q
period 2000-03-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2000-05-12
CIK 858748

________________________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2000

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

	Yes   X   or No

	APPLICABLE ONLY TO CORPORATE ISSUERS:
	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2000 11,603,963

________________________________________________________________________

INDEX




	OP-TECH Environmental Services, Inc. and Subsidiary


PART I.			FINANCIAL INFORMATION					Page No.


	Item 1.		Financial Statements

			Consolidated Balance Sheets
			-March 31, 2000 (Unaudited) and December 31, 1999 (Audited).........3

			Consolidated Statements of Operation
			-Three months ended March 31, 2000 and March 31, 1999
			 (Unaudited)........................................................4

			Consolidated Statements of Cash Flows
			-Three months ended March 31, 2000 and March 31, 1999
			 (Unaudited)........................................................5

			Notes to Consolidated Financial Statements
			(Unaudited).........................................................6


	Item 2.		Management's Discussion and Analysis of Financial
   Condition and Results of Operations.................................8



PART II.	 OTHER INFORMATION ..........................................12


          SIGNATURES .................................................13

ITEM #1 FINANCIAL STATEMENTS                 PART I - FINANCIAL INFORMATION

OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                              (UNAUDITED)
                                               March 31,      December 31,
                                                 2000             1999

ASSETS

Current Assets:
 Cash and cash equivalents                  $       8,267     $     15,034
 Accounts receivable (net of allowance
  for doubtful accounts):
   Unaffiliated parties                         2,727,889        3,049,770
   Affiliated parties                              94,136          259,181

                                                2,822,025        3,308,951

 Costs on uncompleted projects
  applicable to future billings                   492,277          479,970
 Prepaid expenses and other assets                312,978          333,705

     Total Current Assets                       3,635,547        4,137,660

 Property and equipment, net                      928,944          990,157
 Assets held for sale                             780,000          780,000
 Other assets                                      25,381           35,123

     Total Assets                           $   5,369,872     $  5,942,940

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
 Cash overdraft                             $     191,926     $    110,954
 Line of credit borrowing                       1,644,783        1,778,989

                                                1,836,709        1,889,943

 Accounts payable:
  Unaffiliated parties                          1,615,921        1,788,759
  Affiliated parties                               14,724           21,270

                                                1,630,645        1,810,029

 Billings in excess of costs and
  estimated profit on uncompleted
  projects                                        461,172          818,712
 Accrued expenses and other liabilities           461,426          380,466
 Current portion of long-term debt
  and obligations under capital leases            501,303          552,095

      Total Current Liabilities                 4,891,255        5,451,245

 Long-term debt                                   249,017          313,269

 Shareholders' Equity:
  Common stock, par value $.01 per
   share; authorized 20,000,000 shares;
   11,603,963 shares issued and
   outstanding as of March 31, 2000 and
   December 31, 1999, respectively                116,040          116,040
  Additional paid-in capital                    7,787,152        7,787,152
  Accumulated deficit                          (7,673,592)      (7,724,766)

      Total Shareholders' Equity                  229,600          178,426

      Total Liabilities and Shareholders'
       Equity                               $   5,369,872     $  5,942,940


The accompanying notes are an integral part of the financial statements.

ITEM #1 FINANCIAL STATEMENTS                 PART I - FINANCIAL INFORMATION

OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                 THREE MONTHS ENDED
                                             March 31,         March 31,
                                               2000              1999

Revenues:
 Project billings and services            $  2,717,158      $  2,923,110
 Project costs                               1,938,795         2,113,381

  Gross margin                                 778,363           809,729

Selling, general and administrative
 expense:
 Payroll expense and related payroll
  taxes and benefits                           415,811           542,998
 Other expense                                 252,196           267,810
  Total selling, general and
   administrative expense                      668,007           810,808

  Operating income (loss)                      110,356            (1,079)

Other income and expense:
 Interest expense                               68,684            31,783
 Other (income) expense, net                    (9,502)           13,416

                                                59,182            45,199

    NET INCOME (LOSS)                      $    51,174       $   (46,278)

Earnings (loss) per common share:
 Basic and diluted                         $      0.00       $     (0.00)

Weighted average shares outstanding:
 Basic                                      11,603,963        11,603,963
 Diluted                                    11,906,463        11,956,463


The accompanying notes are an integral part of the financial statements.

ITEM #1 FINANCIAL STATEMENTS                  PART I - FINANCIAL INFORMATION

OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                  THREE MONTHS ENDED
                                               March 31,       March 31,
                                                 2000            1999

Operating activities:
 Net income (loss)                          $     51,174     $   (46,278)
 Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) operating activities:
  Depreciation and amortization                   64,213          68,925
  Loss on sale of equipment                                        6,762
  (Increase) decrease in operating
   assets and increase (decrease) in
   operating liabilities:
   Accounts receivable                           486,926         344,060
   Costs on uncompleted projects
    applicable to future billings                (12,307)        (82,968)
   Billings and estimated profit in
    excess of costs on uncompleted
    projects                                    (357,540)       (146,698)
   Prepaid expenses and other assets              30,469           3,458
   Accounts payable and accrued expenses         (98,424)       (195,392)

  Net cash provided by (used in) operating
   activities                                    164,511         (48,131)

Investing activities:
 Proceeds from sale of equipment                                  17,131
 Purchase of property and equipment               (3,000)        (37,882)

  Net cash used in investing activities           (3,000)        (20,751)

Financing activities:
 Cash overdraft                                   80,972          97,586
 Proceeds from notes payable to banks and
  current and long-term borrowings, net of
  financing costs                                821,485       1,272,171
 Principal payments on current and long-
  term borrowings                             (1,070,735)     (1,399,235)

  Net cash used in financing activities         (168,278)        (29,478)

(Decrease) in cash and cash equivalents           (6,767)        (98,360)

Cash and cash equivalents at beginning
 of period                                        15,034         122,106

CASH AND CASH EQUIVALENTS AT END OF PERIOD  $      8,267     $    23,746


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


Item 1. Financial Statements.

	OP-TECH ENVIRONMENTAL SERVICES, INC.
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, quarterly results include all adjustments (consisting of only normal recurring adjustments) that the Company considers necessary for a fair presentation of such information for interim periods.

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

3.	The Company purchased technical, accounting, and consulting services and rented certain office space from a shareholder and its affiliates. The costs for these services amounted to $26,764 and $71,131 for the three months ended March 31, 2000 and 1999, respectively.

Additionally, the Company provided $34,292 and $279,015 of remediation, sub-contract support and project services to a shareholder and its affiliates for the three months ended March 31, 2000 and 1999, respectively. Services provided were at competitive rates, which were bid on a project-by-project basis.

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company. The costs for these services amounted to approximately $206,000 and $272,000 for the three months ended March 31, 2000 and 1999, respectively. The costs for these services were comparable to those which would have been charged by a provider of labor services with no relationship to the Company.

4. Earnings per Share

Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options and stock warrants during the year. Due to the loss incurred by the Company during the first three months of 1999, the impact of the outstanding options and warrants is anti-dilutive and, therefore, their impact has not been included in the diluted earnings per share disclosure.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had cash and cash equivalents of $8,267 as compared to $15,034 at December 31, 1999.

At March 31, 2000, the Company had a working capital deficit of $1,255,708 compared to a deficit of $1,313,585 at December 31, 1999, with a current ratio of .74 to 1 at March 31, 2000 and .76 to 1 at December 31, 1999. The Company's working capital deficit is primarily attributable to the fact that the terms of the Company's revolving loan required the outstanding borrowings on the loan to be classified as a current liability at March 31, 2000 and December 31, 1999.

For the three months ended March 31, 2000, the Company's net cash provided by operations was $164,511 compared to net cash used in operations of $48,131 during the three months ended March 31, 1999. The increase in operating cash is primarily due to the Company's profitability for the quarter ended
March 31, 2000 and the Company's improved performance on projects when compared to the first quarter of 1999.

The Company's net cash used in investing activities of $3,000 during the first three months of the year was attributable to the purchase of office furniture for a branch office.

Cash used in financing activities was $168,278, which was primarily due to the timing of paydowns and cash advances on the Company's line of credit.

As of March 31, 2000, the Company had a loan agreement that provided for borrowings up to $2,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. Subsequent to March 31, 2000, the loan was renewed and is payable on April 30, 2001. The loan is guaranteed by a shareholder for an amount not to exceed $500,000.

During the first three months of 2000, all principal payments on the Company's debt were made timely.

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

In 1996, the Company reclassified the Massena Property to Assets Held for Sale. The property at that time had a carrying value of approximately
$1.9 million. Due to the significance of the carrying value of the property, in March of 1997, management obtained an independent third party appraisal to support its carrying value. Such appraisal included an evaluation of similar sales plus a pending transaction at the time. The appraisal also included an evaluation of the time frame during which a sale would be expected. Based upon the appraisal report and an estimate of the costs to sell, management recognized an impairment of $308,377 on the property during 1997. In January 2000, the Company obtained a current independent real estate appraisal of the property. Based upon the results of the appraisal, the Company recognized an impairment charge of $825,427 during the fourth quarter of 1999. As of March 31, 2000, the carrying value of the property is $780,000.

RESULTS OF OPERATIONS


BILLINGS

The Company's project billings for the first quarter of 2000 decreased 7% to $2,717,158 from $2,923,110 for the first quarter of 1999. When comparing the first three months of 2000 to the same period in 1999, the overall decrease in billings is due to several factors. Revenues from underground storage tank removal and replacement decreased approximately $590,000. The decrease is attributable to the fact that the Company performed several large tank removal projects during the first quarter of 1999. As part of the Company's plan to refocus its lines of work on projects which are more profitable, the Company is no longer pursuing tank installation work. Revenue from remediation projects decreased approximately $274,000. These decreases were offset by an increase in tank cleaning revenue of approximately $187,000 and an increase of approximately $450,000 in spill response and transportation and disposal revenue. The increase in the spill response and transportation and disposal service lines is primarily due to the fact that the Company's two-year emergency spill response contract with the New York State Department of Environmental Conservation began during the fourth quarter of 1999.

PROJECT COSTS AND GROSS MARGIN

Project costs for the first quarter of 2000 decreased 8% to $1,938,795 from $2,113,381 for the same period in 1999. Project costs as a percentage of revenues were 71% and 72% for the three months ended March 31, 2000 and 1999, respectively. Gross margin for the first quarter of 2000 increased to 29% from 28% for the same period in 1999.

As a result of decreased billings, project costs also decreased. The increase in the gross margin is partly due to the Company performing fewer public projects, particularly tank installation projects, when comparing the first quarter of 2000 to the same period in 1999. These projects typically produce lower gross margins. The increase in the gross margin is also attributable to the Company performing more work on a time-and-material basis. Time-and-material work typically produces higher margins than bid work.

SELLING, GENERAL,  ADMINISTRATIVE AND INTEREST EXPENSES

Selling, general and administrative expenses ("SG&A") for the quarter ended March 31, 2000 decreased 18% to $668,007 from $810,808 for the same period in 1999. SG&A as a percentage of revenues decreased to 25% versus 28% for the three months ended March 31, 2000. The decrease in SG&A was partly due to the fact that the Company opened a branch office in Buffalo, NY during the first quarter of 1999, which created additional overhead expense. Also, the Company has been focusing its efforts on reducing overhead expenses. Project managers and branch managers have been meeting or exceeding chargeability goals set by the Company, and the Company has been monitoring overhead at the branch level through the use of branch budgets. Several personnel at the administrative and manager levels were also discharged from the Company during late 1999, primarily due to performance issues.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2000 increased 116% to $68,684 from $31,783 for the same period in 1999. The increase in interest expense was primarily due to the increase in the Company's average outstanding balance on the revolving loan and higher interest rates when comparing the first quarter of 2000 to the first quarter of 1999. As of March 31, 2000, the Company had $2,000,000 in available borrowings on a revolving basis compared to only $1,500,000 in available borrowings as of March 31, 1999. The increase was also attributable to the financing of new equipment during 1999.

NET INCOME (LOSS)

The net income for the three months ended March 31, 2000 was $51,174, or $0.00 per share (basic and diluted), compared to a net loss of ($46,278), or ($0.00) per share (basic and diluted), for the same period in 1999.


Item 3. Quantitative and Qualitative Disclosure About Market Risk.

There were no material changes in the Company's market risk or market risk strategies during the quarter ended March 31, 2000.

PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

         None


Item 2.  Changes in Securities.

         None


Item 3.  Defaults Upon Senior Securities.

         None


Item 4.  Submission of Matters to a Vote of Security Holders.

         None


Item 5.  Other Information.

         None


Item 6. Exhibits and Reports on Form 8-K.

		       No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OP-TECH Environmental Services, Inc.
(Registrant)


Date: May 12, 2000     /s/ John R. Loveland
	                          John R. Loveland, Chief Executive Officer

Date: May 12, 2000    /s/ Christopher J. Polimino
	                         Christopher J. Polimino, President and
                                                   Chief Accounting Officer