Form 10-Q
period 2000-06-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2000-08-11
CIK 858748

_________________________________________________________________

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q


[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2000

                               OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

                     Yes   X   or No

             APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate  the number of shares outstanding of each  of  the issuer's classes of common stock, as of July 15, 2000  11,603,963
_________________________________________________________________

                                 INDEX




         OP-TECH Environmental Services, Inc. and Subsidiary


PART  I.       FINANCIAL INFORMATION                          Page No.


     Item 1.   Financial Statements

               Consolidated Balance Sheets
               -June 30, 2000 (Unaudited) and
                December 31, 1999 (Audited).......................3

               Consolidated Statements of Operation
               -Three months ended June 30, 2000 and
                June 30, 1999 (Unaudited)
               -Six months ended June 30, 2000 and
                June 30, 1999 (Unaudited).........................4

               Consolidated Statements of Cash Flows
               -Six months ended June 30, 2000 and
                June 30, 1999 (Unaudited).........................5

               Notes to Consolidated Financial Statements
               (Unaudited)........................................6


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations................8



PART II.       OTHER INFORMATION.................................12


               SIGNATURES........................................13

ITEM #1 FINANCIAL STATEMENTS                  PART I - FINANCIAL INFORMATION

           OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS

                                           (UNAUDITED)
                                             JUNE 30,         DECEMBER 31,
                                               2000               1999

ASSETS

Current Assets:
  Cash and cash equivalents               $     4,194         $    15,034
  Accounts receivable (net of allowance
   for doubtful accounts):
    Unaffiliated parties                    2,888,952           3,049,770
    Affiliated parties                         60,423             259,181
                                          -----------         -----------
                                            2,949,375           3,308,951

  Costs on uncompleted projects
   applicable to future billings              708,256             479,970
  Prepaid expenses and other assets           354,181             333,705
                                          -----------         -----------
    Total Current Assets                    4,016,006           4,137,660
                                          -----------         -----------

  Property and equipment, net                 864,733             990,157
  Assets held for sale                        780,833             780,000
  Other assets                                 11,334              35,123
                                          -----------         -----------
    Total Assets                          $ 5,672,906         $ 5,942,940
                                          ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Cash overdraft                          $    82,591         $   110,954
  Line of credit borrowing                  1,908,576           1,778,989
                                          -----------         -----------
                                            1,991,167           1,889,943

  Accounts payable:
    Unaffiliated parties                    1,298,786           1,788,759
    Affiliated parties                          9,525              21,270
                                          -----------         -----------
                                            1,308,311           1,810,029

  Billings in excess of costs and
   estimated profit                           357,746             818,712
  Accrued expenses and other liabilities      694,631             380,466
  Current portion of long-term debt and
   obligations under capital leases           595,400             552,095
                                          -----------         -----------
    Total Current Liabilities               4,947,255           5,451,245
                                          -----------         -----------
  Long-term debt and obligations under
   capital leases                             322,782             313,269

  Shareholders' Equity:
    Common stock, par value $.01 per
     share; authorized 20,000,000 shares;
     11,603,963 shares outstanding as of
     June 30, 2000 and December 31, 1999      116,040             116,040
  Additional paid-in capital                7,787,152           7,787,152
  Accumulated deficit                      (7,500,323)         (7,724,766)
                                          -----------         -----------
    Total Shareholders' Equity                402,869             178,426
                                          -----------         -----------

    Total Liabilities and
     Shareholders' Equity                 $ 5,672,906         $ 5,942,940
                                          ===========         ===========


The accompanying notes are an integral part of the financial statements.

ITEM #1 FINANCIAL STATEMENTS          PART I - FINANCIAL INFORMATION

           OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                          THREE MONTHS ENDED           SIX MONTHS ENDED
                         June 30,      June 30,      June 30,      June 30,
                           2000          1999          2000          1999

Revenues:
  Project billings
   and services       $  3,377,878  $  3,079,195  $  6,095,037  $  6,002,305
  Project costs          2,461,996     2,375,454     4,400,792     4,488,834
                      ------------  ------------  ------------  ------------
    Gross margin           915,882       703,741     1,694,245     1,513,471


Selling, general
 and administrative
 expenses:
  Payroll expense and
   related payroll
   taxes and benefits     391,093        544,854       806,904     1,087,851
  Rent, phone and
   utilites expense        88,047         70,991       162,170       130,237
  Office expense           45,980         63,354        85,917       114,471
  Equipment repair and
   maintenance expense     36,571         37,841        57,275        76,248
  Equipment operating
   lease expense           62,838         54,900       141,140        84,082
  Other expense            53,266         78,389        92,396       168,249
                      -----------  -------------  ------------  ------------
    Total selling,
     general and
     administrative
     expense              677,795        850,329     1,345,802     1,661,138

     Operating
      income (loss)       238,087       (146,588)      348,443      (147,667)

Other income and
 expense:
  Interest expense         61,912         36,147       130,596        67,931
  Other expense
   (income), net            2,906            163        (6,596)       13,578
                     ------------  -------------  ------------  ------------
                           64,818         36,310       124,000        81,509

NET INCOME (LOSS)    $    173,269  $    (182,898) $    224,443  $   (229,176)
                     ============  =============  ============  ============

Earnings (loss) per
 common share -
 basic and diluted   $       0.01  $       (0.02) $       0.02  $      (0.02)


Weighted average
 shares outstanding:
  Basic                11,603,963     11,603,963    11,603,963    11,603,963
  Diluted              11,906,463     11,956,463    11,906,463    11,956,463


The accompanying notes are an integral part of the financial statements.

ITEM #1 FINANCIAL STATEMENTS             PART I - FINANCIAL INFORMATION

        OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                   SIX MONTHS ENDED
                                               June 30,         June 30,
                                                2000             1999

Operating activities:
  Net income (loss)                         $    224,443     $    (229,176)
  Adjustments to reconcile net income
   (loss) to net cash (used in) provided
   by operating activities:
    Depreciation and amortization                128,422           142,567
    (Gain) loss on sale of equipment                -                 (216)
    (Increase) decrease in operating assets
     and increase (decrease) in operating
     liabilities:
      Accounts receivable                        359,576          (440,291)
      Costs on uncompleted projects
       applicable to future billings            (228,286)         (269,862)
      Billings and estimated profit in
       excess of costs on uncompleted
       contracts                                (460,966)         (246,813)
      Prepaid expenses and other assets           29,368            51,643
      Accounts payable and accrued expenses     (187,553)          268,651
                                             -----------       -----------
    Net cash (used in) operating activities     (134,996)         (723,497)
                                             -----------       -----------

Investing activities:
  Proceeds from sale of equipment                   -               30,131
  Purchase of property and equipment              (3,833)         (123,264)
                                             -----------       -----------
    Net cash (used in) investing activities       (3,833)          (93,133)
                                             -----------       -----------

Financing activities:
  Cash overdraft                                 (28,363)          203,108
  Proceeds from notes payable to banks and
   current and long-term borrowings,
   net of financing costs                      2,297,828         2,777,458
  Principal payments on current and
   long-term borrowings                       (2,141,476)       (2,270,108)
                                             -----------       -----------
    Net cash provided by financing
     activities                                  127,989           710,458
                                             -----------       -----------

Decrease in cash and cash equivalents            (10,840)         (106,172)

Cash and cash equivalents at beginning
 of period                                        15,034           122,106
                                             -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD   $     4,194       $    15,934
                                             ===========       ===========

Non-cash items:
  Non-cash financing of insurance            $    26,053       $    47,041
  Equipment financed through bank and other
   financing sources                               -                82,553


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

3. The Company purchased technical, accounting, and consulting services and rented certain office space from a shareholder and its affiliates. The costs for these services amounted to $35,013 and $167,826 for the six months ended June 30, 2000 and 1999, respectively.

      Additionally, the Company provided $70,719 and $546,439 of remediation, sub-contract support and project services to a shareholder and its affiliates for the six months ended June 30, 2000 and 1999, respectively. Services provided were at competitive rates, which were bid on a project-by-project basis.

      The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company. The costs for these services amounted to approximately $356,000 and $534,000 for the six months ended June 30, 2000 and 1999, respectively. The costs for these services were comparable to those which would have been charged by a provider of labor services with no relationship to the Company.

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

                   PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                   LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2000, the Company had cash and cash equivalents of $4,194 as compared to $15,034 at December 31, 1999.

      At June 30, 2000, the Company had a working capital deficit of $931,249 compared to a deficit of $1,313,585 at December 31, 1999, with a current ratio of .81 to 1 at June 30, 2000 and .76 to 1 at December 31, 1999. The Company's working capital deficit is primarily attributable to the fact that the terms of the Company's revolving loan required the outstanding borrowings on the loan to be classified as a current liability at June 30, 2000 and December 31, 1999.

      For the six months ended June 30, 2000, the Company's net cash used in operations was $134,996 compared to net cash used in operations of $723,497 during the six months ended June 30, 1999. The decrease in cash used in operations was due to the Company's profitability for the six months ended June 30, 2000 and the Company's improved performance on projects when compared to the first six months of 1999.

      The Company's net cash used in investing activities of $3,833 during the first six months of the year was mainly attributable to the purchase of office furniture for a branch office.

      Cash provided by financing activities was $127,989, which was primarily due to the timing of paydowns and cash advances on the Company's line of credit.

      As of June 30, 2000, the Company had a loan agreement that provided for borrowings up to $2,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. The loan is payable on April 30, 2001, and is guaranteed by a shareholder for an amount not to exceed $500,000.

      During the first six months of 2000, all principal payments on the Company's debt were made timely.

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

      In 1996, the Company reclassified the Massena Property to Assets Held for Sale. The property at that time had a carrying value of approximately $1.9 million. Due to the significance of the carrying value of the property, in March of 1997, management obtained an independent third party appraisal to support its carrying value. Such appraisal included an evaluation of similar sales plus a pending transaction at the time. The appraisal also included an evaluation of the time frame during which a sale would be expected. Based upon the appraisal report and an estimate of the costs to sell, management recognized an impairment of $308,377 on the property during 1997. In January 2000, the Company obtained a current independent real estate appraisal of the property. Based upon the results of the appraisal, the Company recognized an impairment charge of $825,427 during the fourth quarter of 1999. As of June 30, 2000, the carrying value of the property is $780,833.

                        RESULTS OF OPERATIONS


                              BILLINGS

      The Company's project billings for the second quarter of 2000 increased 10% to $3,377,878 from $3,079,195 for the second quarter of 1999. For the six month period ended June 30, 2000, the Company's billings have increased 2% to $6,095,037 from $6,002,305 for the same period in 1999.

      When comparing the six month period ended June 30, 2000 to the same period in 1999, revenues from underground storage tank removal and replacement decreased approximately $820,000. The decrease is attributable to the fact that the Company performed several large tank removal projects during the early part of 1999. As part of the Company's plan to refocus its lines of work on projects that are more profitable, the Company is no longer pursuing tank installation work. Revenue from remediation projects decreased approximately $180,000. These decreases were offset by an increase of approximately $1,600,000 in spill response and transportation and disposal revenue. The increase in the spill response and transportation and disposal service lines is primarily due to the fact that the Company's two-year emergency spill response contract with the New York State Department of Environmental Conservation began during the fourth quarter of 1999.

                   PROJECT COSTS AND GROSS MARGIN

      Project costs for the second quarter of 2000 increased 4% to $2,461,996 from $2,375,454 for the same period in 1999. Project costs as a percentage of revenues were 73% and 77% for the quarter ended June 30, 2000 and 1999, respectively. Gross margin for the second quarter of 2000 increased to 27% from 23% for the same period in 1999.

      For the six month period ended June 30, 2000, project costs decreased 2% to $4,400,792 from $4,488,834 for the six months ended June 30, 1999. Project costs as a percentage of revenues were 72%
and 75% for the six months ended June 30, 2000 and 1999, respectively. Gross margin for the six months ended June 30, 2000 increased to 28% from 25% for the same period in 1999

      The decrease in project costs and the increase in gross margin was partly due to the Company performing fewer public projects, particularly tank installation projects, when comparing the first six months of 2000 to the same period in 1999. These projects typically produce lower gross margins than private projects. The increase in gross margin is also attributable to the Company performing more work on a time-and-material basis, which typically produces higher margins than bid work.

       SELLING, GENERAL,  ADMINISTRATIVE AND INTEREST EXPENSES

     Selling, general and administrative expenses ("SG&A") for the quarter ended June 30, 2000 decreased 20% to $677,795 from $850,329 for the same period in 1999. For the six month period ended June 30, 2000, SG&A decreased 19% to $1,345,802 from $1,661,138 for the same period in 1999. SG&A as a percentage of revenues decreased to 22% versus 28% for the six months ended June 30, 2000.

     The overall decrease in SG&A was partly due to the fact that the Company opened a branch office in Buffalo, NY during the first quarter of 1999, which created additional overhead expense during 1999. Also, the Company has been focusing its efforts on reducing overhead expenses. Project managers and branch managers have been meeting or exceeding chargeability goals set by the Company, and the Company has been monitoring overhead at the branch level through the use of branch budgets. Several personnel at the administrative and manager levels were also discharged from the Company during late 1999, primarily due to performance issues. These changes have resulted in a decrease in payroll expense and related payroll taxes and benefits of approximately $280,000 when comparing the first six months of 2000 to the same period in 1999. Equipment operating lease expense increased approximately $60,000 due to the addition of several full-service leases of vacuum trucks and tractors in order to service a major emergency spill contract the Company has with the New York State Department of Environmental Conservation; however, this increase was partially offset by a decrease of approximately $19,000 in repairs and maintenance expense on the Company's owned equipment. The Company's focus on reducing SG&A expenses has also resulted in a decrease in office expense of approximately $29,000 due to efforts to reduce supply use and the use of overnight mail.

                          INTEREST EXPENSE

      Interest expense for the six months ended June 30, 2000 increased 92% to $130,596 from $67,931 for the same period in 1999. The increase in interest expense was primarily due to the increase in the Company's average outstanding balance on the revolving loan and higher interest rates when comparing the first six months of 2000 to the first six months of 1999. As of June 30, 2000, the Company had $2,000,000 in available borrowings on a revolving basis compared to only $1,500,000 in available borrowings as of June 30, 1999. The increase was also attributable to the financing of new equipment during 1999, the majority of which was financed during the second half of 1999.


                          NET INCOME (LOSS)

      The net income for the six months ended June 30, 2000 was $224,443, or $0.02 per share (basic and diluted), compared to a net loss of ($229,176), or ($0.02) per share (basic and diluted), for the same period in 1999.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

      There were no material changes in the Company's market risk or market risk strategies during the quarter ended June 30, 2000.

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

        No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   OP-TECH Environmental Services, Inc.
                               (Registrant)


Date: August 11, 2000  / s/John R. Loveland
                           John R. Loveland, Chief Executive Officer

Date: August 11, 2000  /s/ Christopher J. Polimino
                           Christopher J. Polimino, President and
                           Chief Accounting Officer