Form 10-Q
period 2000-09-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2000-11-14
CIK 858748

_________________________________________________________________
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q


[X]  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2000

                               OR

[ ]  TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

                     Yes   X   or No

             APPLICABLE ONLY TO CORPORATE ISSUERS:
      Indicate  the number of shares outstanding of each  of  the issuer's  classes  of  common  stock,  as  of  October  31,  2000
11,603,963

_________________________________________________________________

                               INDEX




         OP-TECH Environmental Services, Inc. and Subsidiary


PART  I.           FINANCIAL INFORMATION                 Page No.


     Item 1.   Financial Statements

               Consolidated Balance Sheets
                -September 30, 2000 (Unaudited) and
                 December  31, 1999 (Audited)................3

               Consolidated Statements of Operation
               -Three months ended September 30, 2000 and
                September 30, 1999 (Unaudited)
               -Nine months ended September 30, 2000 and
                September 30, 1999 (Unaudited)...............4

               Consolidated Statements of Cash Flows
               -Nine months ended September 30, 2000 and
                September 30, 1999 (Unaudited)...............5

               Notes to Consolidated Financial Statements
               (Unaudited)...................................6


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations....................................8


     Item 3.   Quantitative and Qualitative Disclosure
               About Market Risk............................12



PART II.       OTHER INFORMATION............................13



               SIGNATURES...................................14

ITEM #1 FINANCIAL STATEMENTS                PART I - FINANCIAL INFORMATION

            OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS

                                             (UNAUDITED)
                                           September 30,    December 31,
                                                2000            1999
                                           -------------    ------------

ASSETS

Current Assets:
  Cash and cash equivalents                $     6,638      $    15,034
  Accounts receivable (net of allowance
   for doubtful accounts)
    Unaffiliated parties                     2,851,437        3,049,770
    Affiliated parties                          21,505          259,181
                                           -----------      -----------
                                             2,872,942        3,308,951

  Costs on uncompleted projects
   applicable to future billings               893,914          479,970
  Prepaid expenses and other assets            317,785          333,705
                                           -----------      -----------
    Total Current Assets                     4,091,279        4,137,660
                                           -----------      -----------
Property and equipment, net                    842,196          990,157
Assets held for sale                           780,000          780,000
Other assets                                    11,334           35,123
                                           -----------      -----------
    Total Assets                           $ 5,724,809      $ 5,942,940
                                           ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Cash overdraft                           $   256,439      $   110,954
  Line of credit borrowing                   1,894,299        1,778,989
                                           -----------      -----------
                                             2,150,738        1,889,943
  Accounts payable:
    Unaffiliated parties                     1,518,063        1,788,759
    Affiliated parties                          11,970           21,270
                                           -----------      -----------
                                             1,530,033        1,810,029
  Billings in excess of costs and
   estimated profit on uncompleted
   projects                                    362,052          818,712
  Accrued expenses and other
   liabilities                                 521,859          380,466
  Current portion of long-term debt and
   obligations under capital leases            288,598          552,095
                                           -----------      -----------
    Total Current Liabilities                4,853,280        5,451,245

Long-term debt and obligations under
 capital leases                                306,740          313,269

Shareholders' Equity:
  Common stock, par value $.01 per share;
   authorized 20,000,000 shares;
   11,603,963 shares outstanding as of
   September 30, 2000 and
   December 31, 1999                           116,040          116,040
  Additional paid-in capital                 7,787,152        7,787,152
  Accumulated deficit                       (7,338,403)      (7,724,766)
                                           -----------      -----------
    Total Shareholders' Equity                 564,789          178,426
                                           -----------      -----------
    Total Liabilities and
     Shareholders' Equity                  $ 5,724,809      $ 5,942,940
                                           ===========      ===========

The accompanying notes are an integral part of the financial statements.

ITEM #1 FINANCIAL STATEMENTS                PART I - FINANCIAL INFORMATION

             OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                         THREE MONTHS ENDED          NINE MONTHS ENDED
                     September 30, September 30, September 30, September 30,
                         2000          1999          2000          1999
                     ------------- ------------- ------------- -------------

Revenues:
  Project billings
   and services      $  3,358,271  $  3,746,540  $  9,453,308  $  9,748,846
  Project costs         2,422,621     3,075,201     6,823,414     7,564,035
                     ------------  ------------  ------------  ------------
    Gross margin          935,650       671,339     2,629,894     2,184,811


Selling, general
 and administrative
 expenses:
  Payroll expense
   and related payroll
   taxes and benefits     406,254       560,293     1,226,349     1,675,402
  Rent, phone and
   utilities expense       85,035        80,806       247,205       211,043
  Travel and subsistence   17,263        24,397        46,957        79,230
  Professional services    50,563        50,578       130,583       117,666
  Office expense           50,783        61,604       136,700       176,075
  Fuel expense             21,326        38,987        97,095       107,952
  Equipment repair and
   maintenance expense     33,691        42,777        90,966       119,025
  Equipment operating
   lease expense           70,357        64,217       211,497       148,299
  Depreciation expense     64,211        78,399       192,633       215,818
  Equipment usage        (220,600)     (202,539)     (669,523)     (607,067)
  Other expense           122,366       126,049       336,588       343,263
                       -----------  -----------   -----------   -----------
Total selling, general
 and administrative
 expense                  701,249       925,568     2,047,050     2,586,706

 Operating
  income (loss)           234,401      (254,229)      582,844      (401,895)

Other income and
 expense:
  Interest expense         70,826        58,527       201,422       126,458
  Other expense
   (income), net            1,655        21,691        (4,941)       35,270
                       ----------   -----------    ----------    ----------
                           72,481        80,218       196,481       161,728

    NET INCOME (LOSS)  $  161,920   $  (334,447)   $  386,363    $ (563,623)
                       ==========   ===========    ==========    ==========

Earnings (loss) per
 common share - basic
 and diluted           $     0.01   $     (0.03)   $     0.03    $    (0.05)

Weighted average
 shares outstanding:
  Basic                11,603,963    11,603,963     11,603,963    11,603,963
  Diluted              11,906,463    11,956,463     11,906,463    11,956,463

The accompanying notes are an integral part of the financial statements.

ITEM #1 FINANCIAL STATEMENTS                 PART I - FINANCIAL INFORMATION

            OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                               NINE MONTHS ENDED
                                        September 30,       September 30,
                                            2000                1999
                                        -------------       -------------

Operating activities:
  Net income (loss)                     $    386,363        $   (563,623)
  Adjustments to reconcile net income
   (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization            192,633             223,540
    (Gain) loss on sale of equipment            -                    134
    (Increase) decrease in operating
     assets and increase (decrease) in
      operating liabilities:
      Accounts receivable                    436,009            (714,089)
      Costs on uncompleted projects
       applicable to future billings        (413,944)           (358,986)
      Billings and estimated profit in
       excess of costs on uncompleted
       contracts                            (456,660)            (93,775)
      Prepaid expenses and other
       assets                                 65,764              21,956
      Accounts payable and accrued
       expenses                             (138,603)            580,896
                                         -----------          ----------
    Net cash provided by (used in)
     operating activities                     71,562            (903,947)
                                         -----------          ----------
Investing activities:
  Proceeds from sale of equipment               -                 30,531
  Purchase of property and equipment          (8,596)            (65,885)
                                         -----------          ----------
Net cash (used in) investing activities       (8,596)            (35,354)
                                         -----------          ----------

Financing activities:
  Cash overdraft                             145,485              56,619
  Proceeds from notes payable to banks
   and current and long-term borrowings,
   net of financing costs                  3,197,312           4,090,139
  Principal payments on current and
   long-term borrowings                   (3,414,159)         (3,321,871)
                                         -----------         -----------
Net cash (used in) provided by
 financing activities                        (71,362)            824,887
                                         -----------         -----------

Decrease in cash and cash equivalents         (8,396)           (114,414)

Cash and cash equivalents at
 beginning of period                          15,034             122,106
                                         -----------         -----------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                           $     6,638         $     7,692
                                         ===========         ===========

Non-cash items:
  Non-cash financing of insurance        $    26,055         $    47,041
  Equipment financed through bank and
   other financing sources               $    36,076         $   256,818

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


Item 1. Financial Statements.

         OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.   Basis of Presentation

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

2.   Related Party Transactions

      The Company purchased technical, accounting, and consulting services and rented certain office space from a shareholder and its affiliates. The costs for these services amounted to $43,161 and $263,190 for the nine months ended September 30, 2000 and 1999, respectively.

      Additionally, the Company provided $121,636 and $929,883 of remediation, sub-contract support and project services to a shareholder and its affiliates for the nine months ended September 30, 2000 and 1999, respectively. Services provided were at competitive rates, which were bid on a project-by-project basis.

      The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company. The costs for these services amounted to approximately $531,000 and $860,000 for the nine months ended September 30, 2000 and 1999, respectively. This decrease was primarily due to St. Lawrence Industrial Services, Inc. employees meeting chargeability goals and the fact that the Company performed fewer asbestos projects requiring union labor when comparing the first nine months of 2000 to the same period in 1999. The costs for these services were comparable to those which would have been charged by a provider of labor services with no relationship to the Company.

3.   Earnings per Share

      Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options and stock warrants during the year. Due to the loss incurred by the Company during the first nine months of 1999, the impact of the outstanding options and warrants is anti-dilutive and, therefore, their impact has not been included in the diluted earnings per share disclosure. For the nine months ended September 30, 2000, the calculation of diluted earnings per share excludes the effect of incremental common stock equivalents aggregating 302,500 shares since they would have been anti-dilutive.

                   PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                   LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 2000, the Company had cash and cash equivalents of $6,638 as compared to $15,034 at December 31, 1999.

      At September 30, 2000, the Company had a working capital deficit of $762,001 compared to a deficit of $1,313,585 at December 31, 1999, with a current ratio of .84 to 1 at September 30, 2000 and
 .76 to 1 at December 31, 1999. The Company's working capital deficit is primarily attributable to the fact that the terms of the Company's revolving loan required the outstanding borrowings on the loan to be classified as a current liability at September 30, 2000 and December 31, 1999.

     For the nine months ended September 30, 2000, the Company's net cash provided by operations was $71,562 compared to net cash used in operations of $903,947 during the nine months ended September 30, 1999. The increase in cash provided by operations was due to the Company's profitability for the nine months ended September 30, 2000 and the Company's improved performance on projects when compared to the first nine months of 1999.

      The Company's net cash used in investing activities of $8,596 during the first nine months of the year was mainly attributable to the purchase of office furniture for a branch office and the repair of a piece of equipment.

      Cash used in financing activities was $71,362, which was primarily due to the timing of paydowns and cash advances on the Company's line of credit.

     As of September 30, 2000, the Company had a loan agreement that provided for borrowings up to $2,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. As of September 30, 2000, borrowings against the revolving loan aggregated $1,894,299. The loan is payable on April 30, 2001, and is guaranteed by a shareholder for an amount not to exceed $500,000.

     During the first nine months of 2000, all principal payments on the Company's debt were made on a timely basis.

      The Company expects, based on its efforts to improve operating results and the continued availability of its line of credit, the Company will be able to meet its obligations as they come due.

ASSET HELD FOR SALE

      Assets Held for Sale consist of the Massena Port Facility, a former oil tank farm, located on the St. Lawrence River in Massena, NY. The property is improved with several buildings and a deep water docking facility for large ocean going ships. The property is still a viable location for a petroleum distribution facility and could still function as one pending upgrades of tanks and diking systems to current state and federal guidelines. Any improvements such as these would be treated as a capital expense in the year they were incurred. Currently, the Company uses the property for its
Massena branch office headquarters, equipment storage and its Aqueous Treatment/360 Facility.

      In January 2000, the Company obtained a current independent real estate appraisal of the property. Based upon the results of the appraisal, the Company recognized an impairment charge of $825,427 during the fourth quarter of 1999. As of September 30, 2000, the carrying value of the property is $780,000.

                        RESULTS OF OPERATIONS


                              BILLINGS

      The Company's project billings for the third quarter of 2000 decreased 10% to $3,358,271 from $3,746,540 for the third quarter of 1999. For the nine month period ended September 30, 2000, the Company's billings have decreased 3% to $9,453,308 from $9,748,846 for the same period in 1999.

      When comparing the nine month period ended September 30, 2000 to the same period in 1999, revenues from underground storage tank removal and replacement decreased approximately $1,000,000. This decrease is attributable to the performance of several large tank removal and installation projects during the early part of 1999. As part of the Company's plan to refocus its lines of work on projects that are more profitable, the Company is no longer pursuing tank installation work. Revenue from remediation projects decreased approximately $380,000 and revenue from demolition projects decreased approximately $180,000. These decreases were offset by an increase of approximately $1,800,000 in spill response and transportation and disposal revenue. The increase in the spill response and transportation and disposal service lines is primarily due to the Company's two-year emergency spill response contract with the New York State Department of Environmental Conservation and the addition of several large railroad spill response contracts during the fourth quarter of 1999.

                   PROJECT COSTS AND GROSS MARGIN

      Project costs for the third quarter of 2000 decreased 21% to $2,422,621 from $3,075,201 for the same period in 1999. Project costs as a percentage of revenues were 72% and 82% for the quarter ended September 30, 2000 and 1999, respectively. Gross margin for the third quarter of 2000 increased to 28% from 18% for the same period in 1999.

      For the nine month period ended September 30, 2000, project costs decreased 10% to $6,823,414 from $7,564,035 for the nine months ended September 30, 1999. Project costs as a percentage of revenues were 72% and 78% for the nine months ended September 30, 2000 and 1999, respectively. Gross margin for the nine months ended September 30, 2000 increased to 28% from 22% for the same period in 1999

      The decrease in project costs and the increase in gross margin was partly due to the Company performing fewer public projects, particularly tank installation and large asbestos removal projects, when comparing the first nine months of 2000 to the same period in 1999. These projects typically produce lower gross margins than private projects. The increase in gross margin is also attributable to the Company's focus on pursuing projects that produce a higher gross margin.

       SELLING, GENERAL,  ADMINISTRATIVE AND INTEREST EXPENSES

     Selling, general and administrative expenses ("SG&A") for the quarter ended September 30, 2000 decreased 24% to $701,249 from $925,568 for the same period in 1999. For the nine month period ended September 30, 2000, SG&A decreased 21% to $2,047,050 from $2,586,706 for the same period in 1999. SG&A as a percentage of revenues decreased to 22% versus 27% for the nine months ended September 30, 2000.

     The overall decrease in SG&A when comparing the first nine months of 2000 to the same period in 1999 was primarily due to the Company's continuous efforts to reduce overhead expenses. Project managers and branch managers have been meeting or exceeding chargeability goals set by the Company, and the Company has been monitoring overhead at the branch level through the use of branch budgets. Several personnel at the administrative and manager levels were also discharged from the Company during late 1999, primarily due to performance issues. These changes have resulted in a decrease in payroll expense and related payroll taxes and benefits of approximately $450,000 for the nine month period ended September 30, 2000 compared to the same period in 1999. The Company's focus on reducing SG&A expenses has also resulted in a decrease in office expense of approximately $40,000 due to efforts to reduce supply use and the use of overnight mail. Travel and subsistence expense decreased approximately $32,000 due to efforts to eliminate nonessential travel between branch locations. These decreases were partially offset by increases in other SG&A expenses. Rent, phone and utilities expense increased approximately $36,000 due mainly to the relocation of the Albany, New York, and Braintree, Massachusetts, branches to new offices with higher rent than the previous locations. Professional services expense increased approximately $13,000 due to additional computer consultant support needed for the relocated branch offices, increased audit and legal fees, and fees for outsourced payroll processing which started in April of 1999.

     The Company's expenses related to its equipment showed an overall decrease when comparing the first nine months of 2000 to the same period in 1999. Depreciation expense decreased approximately $23,000 due to a write-off and an impairment of equipment the
Company was not utilizing in the fourth quarter of 1999. Fuel expense decreased by approximately $10,000. Due to the significant increases in fuel prices during 2000, the Company implemented a 3% fuel surcharge on customer invoices. The Company collected approximately $66,000 in billed fuel surcharges through September of 2000, which is offset against fuel expense. Equipment operating lease expense increased approximately $63,000 due to the addition of several full-service leases of vacuum trucks and tractors in order to service several major emergency spill contracts. This increase was partially offset by a decrease of approximately $28,000 in repairs and maintenance expense on the Company's owned equipment. Usage of the Company's equipment increased approximately $62,000. This increase was due to the addition of equipment in late 1999, and due to the Company's project managers meeting or exceeding utilization goals set for each piece of equipment. The costs associated with using the equipment are shown in the income statement as a reduction in SG&A expense and as an increase in project costs. Equipment costs related to equipment utilized on projects are then billed to customers.

                          INTEREST EXPENSE

      Interest expense for the nine months ended September 30, 2000 increased 59% to $201,422 from $126,458 for the same period in 1999. The increase in interest expense was primarily due to the increase in the Company's average outstanding balance on the revolving loan and higher interest rates when comparing the first nine months of 2000 to the first nine months of 1999. As of September 30, 2000, the Company had $2,000,000 in available borrowings on a revolving basis. As of September 30, 2000, borrowings against the revolving loan aggregated $1,894,299. The increase was also attributable to the financing of new equipment during 1999, the majority of which was financed during the second half of 1999.

                          NET INCOME (LOSS)

     The net income for the nine months ended September 30, 2000 was $386,363, or $0.03 per share (basic and diluted), compared to a net loss of ($563,623), or ($0.05) per share (basic and diluted), for the same period in 1999.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

      There were no material changes in the Company's market risk or market risk strategies during the quarter ended September 30, 2000.

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

                     None


Item 5.  Other Information.

                     None


Item 6. Exhibits and Reports on Form 8-K.

           A report on Form 8-K was filed on July 27, 2000 to announce the resignation of a Director from the Company's Board of Directors.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   OP-TECH Environmental Services, Inc.
                               (Registrant)


Date: November 14, 2000   /s/ John R. Loveland
                              John R. Loveland, Chief Executive Officer

Date: November 14, 2000   /s/ Christopher J. Polimino
                              Christopher J. Polimino, President and
                              Chief Accounting Officer