Form 10-K
period 2000-12-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2001-03-30
CIK 858748

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended     December 31, 2000

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

Title of each class             Name of each exchange on which registered
        None

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

     The aggregate market value of the voting stock held by non-affiliates of the Company as of March 27, 2001 was $580,198 based upon the average bid and ask price of such stock on such day.

                       APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the Company's classes of common stock, as of March 27, 2001. Common stock, $.01 par value. 11,603,963



                                      PART I

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

ITEM 1. BUSINESS

General

     OP-TECH Environmental Services, Inc. and Subsidiary (the "Company"), a Delaware corporation, provides comprehensive environmental services predominately in Western, Central, Northern, and Eastern New York, Massachusetts, Pennsylvania, and New Jersey. The Company performs industrial cleaning of hazardous and non-hazardous materials and provides varying services relating to plant facility closure, including interior and exterior demolition and asbestos removal. In addition, the Company provides remediation services for sites contaminated by hazardous and non-hazardous materials and provides 24-hour emergency spill response services. The majority of the Company's revenues are derived from industrial companies and municipalities facing complex environmental clean-up problems associated with hazardous and non-hazardous materials as required by various governmental agencies. The Company's services include assessing the regulatory, technical, and construction aspects of the environmental issue, and performing the necessary remediation activities. The Company seeks to provide its clients with remedial solutions which integrate the various aspects of a project and are well-documented, practical, cost effective, and acceptable to regulatory agencies and the public.


SERVICES

Transportation and Disposal Services

     The Company provides transportation of hazardous and non-hazardous wastes from customer sites to customer-designated landfills, disposal facilities, and the Company's own aqueous treatment/Part 360 facility. The Company also provides liquid tank truck transports equipped with vacuum pumps.

Aqueous Treatment/Part 360 Facility

     The Company operates an aqueous treatment/Part 360 facility at the Company's Massena, New York location. The facility provides for the consolidation of non-hazardous solids and liquids as well as the clean-up of contaminated water and its eventual discharge into the St. Lawrence River. The facility services the Company, its clients, and outside vendors.

24-Hour Emergency Spill Response

     The Company undertakes environmental remediation projects on both a planned and emergency basis. Emergency response actions may develop into planned remedial action projects when soil, groundwater, buildings, or facilities are extensively contaminated. The Company has established specially trained emergency response teams. Many of the Company's decontamination and mitigation activities result from a response to an emergency situation by one of its response teams. These incidents can result from transportation accidents involving chemical or petroleum substances, fires at chemical facilities or hazardous waste sites, transformer fires or explosions involving PCBs, and other unanticipated events. The substances involved may pose an immediate threat to public health or the environment, such as possible groundwater contamination. The Company also has an agreement with the New York State Department of Environmental Conservation (NYSDEC) to provide emergency response services in Northern, Central, Eastern, and Western New York, payment of which is guaranteed by the NYSDEC.

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

     Strategic Planning: On each of its projects, the Company attempts as early as possible, to formulate a complete strategy for directing all efforts toward solving the hazardous waste problem. The Company's strategic plans are designed to satisfy the demands of regulatory agencies and the public, sometimes under emergency conditions. Additionally, the Company attempts to balance the cost of the alternatives against risks to the client associated with potential litigation or unfavorable publicity. Through strategic planning, the Company attempts to minimize expenditures that will not lead to appropriate solutions, and to enhance the client's credibility with regulatory agencies and the public.

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

Regulation

     The business of the Company and its clients is subject to extensive, stringent, and evolving regulation by the EPA and various other federal, state, and local environmental authorities. These regulations directly impact the demand for the services offered by the Company. In addition, the Company is subject to the Federal Occupational Safety and Health Act, which imposes requirements for employee safety and health. The Company believes it is in compliance with all federal, state, and local regulations governing its business.

     RCRA. The Resources Conservation and Recovery Act of 1976 is the principal federal statute governing hazardous waste generation, treatment, storage, and disposal. RCRA, or EPA-approved state programs may govern any waste handling activities of substances classified as "hazardous." The 1984 amendments to RCRA substantially expanded its scope by, among other things, providing for the listing of additional wastes as "hazardous" and providing of the regulation of hazardous wastes generated in lower quantities than previously had been regulated. Additionally, the amendments impose restrictions on land disposal of certain hazardous wastes, prescribe more stringent standards for hazardous waste land disposal sites, set standards for underground storage tanks and provide for "corrective" action at or near sites. of waste management units. Under RCRA, liability and stringent operating requirements may be imposed on a person who is either a "generator" or a "transporter" of hazardous waste, or an "owner" or "operator" of a waste treatment, storage, or disposal facility. The Company does not believe its hazardous waste remediation services cause it to fall within any of these categories, although it might be considered an "operator" of a waste management facility or a "generator" of hazardous waste if it were to control the collection, source, separation, storage, transportation, processing, treatment, recovery, or disposal of hazardous wastes, including operation of a treatment unit for remedial purposes.

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

     The Company operates field offices in Syracuse, Massena, Rochester, Albany, Plattsburgh, and Buffalo, New York, as well as Rockland, Massachusetts, Edison, New Jersey, and Athens, Pennsylvania. While operations in the Syracuse, Massena, Albany, Buffalo, Braintree, and Athens offices are substantial, the Rochester and Plattsburgh operate at a lower volume.

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

Customers

     The Company's client base includes state agencies, industrial companies, railroads, real estate developers, auto parts manufacturers, aluminum producers, utility companies, waste disposal firms, municipalities, and engineering firms. During 2000, the Company performed services for more than 300 clients. These projects ranged from short-term (three months or less) to projects which were on-going for 12 months or more. The majority of the projects were short-term in nature and continue to provide a substantial amount of revenue for the Company. During 2000, the Company had sales of approximately $1,730,000 to a state agency and sales of approximately $1,260,000 to an aluminum producer, which together totaled approximately 22% of the Company's revenues.

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

Backlog

     As of December 31, 2000, the Company had a backlog of orders it believed to be firm of approximately $2,870,000.

Employees

     As of March 15, 2001, the Company had a total of 87 full-time employees The Company's ability to retain and expand its staff will be an important factor in determining the Company's future success. The Company maintains employment contracts with its key managers in its branch offices. Manager contracts are negotiated on an annual basis and encompass items such as salary, bonuses, and non-compete clauses. The Company does not maintain key-person insurance for such personnel. The Company considers its relations with its employees to be good, and the Company has never had a work stoppage or threat of a work stoppage.

ITEM 2. PROPERTIES

Syracuse, New York Branch and Corporate Headquarters

     The Company leased approximately 17,000 square feet from O'Brien &
Gere Property Development (an affiliated party) at a monthly rate of $6,840, including utilities, through February 28, 2000. O'Brien & Gere Property Development sold the building to a third party; however, the original lease terms remained in effect. The current term of the lease extends through June 30, 2001, and the lease does not contain an escalation clause. Subsequent to December 31, 2000, the Company renewed the lease through June 30, 2006. The monthly rate under the renewed lease will be $6,375, not including utilities or real estate taxes.

Massena, New York Branch

     The Company owns a 13.93 acre parcel of land located in the Town of Massena, St. Lawrence County, New York. This parcel, which has approximately 1,300 feet of frontage on the St. Lawrence River, is located in a protected area where the water is forty-five feet deep. This provides excellent dockage for local ships and ocean-going ships utilizing the St. Lawrence Seaway.

     The land is improved with a well-maintained concrete and creosote timbered dock that extends about 90 feet into the river and about 260 feet along the river bed. It is equipped with the necessary piping, valves, and fittings to serve the former Metropolitan Oil Petroleum Tank Farm. The land is improved with seven petroleum tanks that have a capacity of 472,000 barrels.

     There were four support buildings on the premises, consisting of an office building, a combination office, shop and boiler room building, and two storage sheds. On January 21, 2001, there was a fire in the main office building, and the building and the majority of its contents were either destroyed or damaged. Copies of any project related or payroll related records that were destroyed were also kept on file at the Company's corporate office. The building and its contents were insured, and the Company is in the process of constructing new office space and replacing the lost items with the insurance proceeds. The branch employees are currently working out of two temporary office trailers, and branch operations continued with minimal interruption after the fire.

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

Rockland, Massachusetts Branch

     The Company leased approximately 300 square feet of office space in Braintree, Massachusetts, from O'Brien & Gere Engineers (an affiliated party) at a rate of $2,000 per month through March 31, 2000. The Company relocated the Massachusetts branch to Rockland in April of 2000. The Company currently leases approximately 4,500 square feet of office space from a third party at a rate of $2,950 per month plus utilities. The term of the lease extends through March 31, 2003. The lease payment is scheduled to increase $125 per month in April of 2001, and an additional $125 per month in April of 2002.

Buffalo, New York

     The Company leases approximately 2,500 square feet of office and garage Space at a current rate of $2,200 per month plus utilities. The term of the Lease extends through March 31, 2002. The lease payment is scheduled to increase $100 per month in June of 2001.

Rochester, New York

     The Company leases approximately 250 square feet of office space at a Current rate of $300 per month. The term of the lease is on a month-to-month basis.

Athens, Pennsylvania Branch

     The Company leases approximately 4,000 square feet of office space at a current rate of $700 per month plus utilities. The term of the office lease extends through December 31, 2001, and does not contain an escalation clause. The Company also leases approximately 6,400 square feet of garage space in Waverly, New York, at a monthly rate of $1,800. The garage space lease extends through December 31, 2003, and does not contain an escalation clause.

Albany, New York Branch

     The Company leased approximately 300 square feet of office space from O'Brien & Gere Engineers (an affiliated party) until January 31, 2000, at a rate of $1,278 per month. In February of 2000, the Company relocated its Albany branch to a space that is approximately 5,000 square feet, which includes office and garage space. The Company leases the location from a third party at a rate of $2,292 per month plus utilities, and the lease term, which does not contain an escalation clause, extends through January 31, 2003.

Edison, New York Branch

     The Company leases approximately 300 square feet of office space from O'Brien & Gere Engineers (an affiliated party) at a current rate of $443 per month. The term of the lease is on a month-to-month basis.

Plattsburgh, New York Branch

     The Company leases approximately 400 square feet of office and garage space at a current rate of $280 per month including utilities. The term of the lease extends through January 31, 2002, and does not contain an escalation clause.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its annual shareholders meeting on November 16, 2000. The shareholders voted on the ratification of PricewaterhouseCoopers LLP as the Company's auditors and the election of five directors. The following votes were cast for each:

                                                         For           Against
Ratification of PricewaterhouseCoopers LLP as
the Company's auditors                                8,770,340           -0-

Election of Directors:
Robert J. Berger              Director                8,770,340           -0-
Richard L. Elander            Director                8,770,340           -0-
John R. Loveland              Director                8,770,340           -0-
Cornelius B. Murphy, Jr.      Director                8,770,340           -0-
Steven A. Sanders             Director                8,770,340           -0-

There were no other matters submitted to a vote of the Company's shareholders.

                                      PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The shares of the Company's common stock are listed in the "Pink Sheets" and on the NASDAQ Bulletin Board under the symbol OTES.

The high and low bid prices for the shares of the Company's common stock were as follows:

Quarter Ended                  High Bid         Low Bid

March 31, 1999                  $0.75            $0.25
June 30, 1999                   $0.75            $0.25
September 30, 1999              $0.625           $0.375
December 31, 1999               $0.4375          $0.3125
March 31, 2000                  $0.40625         $0.3125
June 30, 2000                   $0.3125          $0.125
September 30, 2000              $0.21875         $0.125
December 31, 2000               $0.13            $0.05
First quarter through
  March 27, 2001                $0.10            $0.05

	The aforementioned prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

(b) At March 27, 2001, there were 168 holders of record of the Company's common stock.

(c) The Company has never paid any dividends and does not anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Statement of Operations Data

                                    Year Ended December 31


                      2000         1999        1998         1997        1996

Project Billings  $13,671,025  $12,517,772  $10,917,903  $6,993,221  $5,792,548
Net Income (Loss)
 from Continuing
 Operations         $539,876   ($2,613,883)   $812,753  ($1,747,543)($1,553,320)
Extraordinary
 Gain                   0            0            0      $1,000,000       0
Net Income (Loss)
 Per Share from
 Continuing
 Operations
 (Basic &
 Diluted)             $.05        ($.23)        $.07       ($.32)      ($.32)

Balance Sheet Data

                                    As of December 31


                  2000        1999        1998        1997        1996
                                                      (1)

Total Assets   $5,734,277  $5,942,940  $6,632,753  $4,776,471  $5,155,409
Long-Term
Obligations      $653,059    $865,364  $1,526,560    $228,855    $875,000


(1) On October 14, 1997, the Company entered into an agreement with its two largest creditors to convert all or part of its indebtedness into common stock of the Company. The agreement included forgiveness of $1,000,000 of debt by O'Brien & Gere Limited (a shareholder) and the conversion of $540,000 of convertible debentures, plus accrued interest, into 1,080,000 shares of the Company's common stock. In addition, the Company's then financial institution converted $2,811,070 of principal and interest into 5,622,140 shares of the Company's common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2000, the Company had cash and cash equivalents of $6,249 as compared to $15,034 at December 31, 1999.

     At December 31, 2000, the Company had a working capital deficit of $660,418 compared to a working capital deficit of $1,313,585 at December 31, 1999. The Company had a current ratio of approximately .86 to 1 at the end of 2000 compared to .76 to 1 at the end of 1999. The decrease in the working capital deficit and the increase in the Company's current ratio was primarily attributable to the significant decrease in trade accounts payable and billings in excess of costs and estimated profit on uncompleted projects, which was a result of improved project cost management and the overall improvement in profitability. In addition, the current portion of long-term debt at year-end decreased due to the continued pay down of the Company's equipment and other installment obligations.

     Cash used in financing activities was $320,591 in 2000, compared to cash provided by financing activities of $882,260 in 1999. The change was due to the timing of paydowns and advances on the Company's line of credit and due to the Company's improved cash flow, which was primarily a result of the Company's profitable year. In addition, the Company's available line of credit was increased from $1,500,000 to $2,000,000 during 1999. The Company's losses in 1999 necessitated borrowing against the additional availability on the line of credit, which significantly increased cash provided by financing activities during that year.

     Cash provided by operating activities during 2000 was $368,529 compared to cash used in operating activities of $905,886 during 1999. The increase in cash provided by operating activities in 2000 was mostly attributable to two factors. First, the Company was profitable for the year ended December 31, 2000 and improved its gross margin, as discussed in the "Results of Operations - 2000 Compared to 1999" section of this report. Second, the Company's focus on accounts receivable collection succeeded in reducing accounts receivable by approximately $250,000 though revenue increased by $1,153,253 .

     During 1999, the Company had cash used in operating activities of $905,886
due to several factors.   The Company was completing the implementation of its
expansion and growth plan during the first quarter of 1999, and had cash outlays of approximately $95,000 related to the opening of its new office in Buffalo, NY. The Company had cash outlays of approximately $80,000 preparing for an emergency spill contract which covers 75% of the land area in New York State. The contract, which the Company had anticipated would begin in July of 1999, did not begin until October 17, 1999 as a result of delays in the approval of the New York State budget. In addition, the Company incurred losses of approximately $330,000 on several tank installation projects. As a result of these losses in 1999, the Company stopped pursuing tank installation work. Finally, the Company had approximately $400,000 in losses on several asbestos projects and an industrial cleaning project during the third and fourth quarters of 1999. These losses were the result of incomplete bidding practices and poor project management. The Company refined its approach to asbestos projects, revised its estimating practices, and started an education program for branch managers in better project execution. The Company also replaced several project managers with more experienced personnel from other firms.

     Cash used in investing activities of $56,723 during 2000, was primarily attributable to capital expenditures for the purchase of additional spill response equipment, computer equipment, an upgrade for the Company's accounting system, and office furniture.

     On October 14, 1997, the Company entered into a borrowing agreement with a new bank that provided for borrowings on a revolving basis. On July 1, 1999, the agreement was amended to provide borrowings up to $2,000,000. The revolving loan is subject to renewal at the Bank's option and is payable on April 30, 2001. The Company is in current ongoing discussions with the Bank, and based on these discussions, the Company believes that the line of credit will be renewed through April of 2002; however, there can be no assurances that this will occur. The revolving loan is guaranteed by a shareholder for an amount not to exceed $500,000. Under the terms of the guarantee, should the Bank be unable to recover the full amount of outstanding balances from the Company's collateralized assets, the shareholder agrees to purchase the Massena Port Facility for the unrecovered balance up to a maximum of $500,000. Borrowings against the revolving loan aggregated $1,779,315 at December 31, 2000.

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

THE MASSENA PORT FACILITY

     The Massena Port Facility is a former oil tank farm which is located on the St. Lawrence River in Massena, NY. The property is improved with several buildings and a deep water docking facility for large ocean going ships. Currently, the Company uses the property for its Massena branch office headquarters, equipment storage and its Aqueous Treatment/360 Facility. O'Brien & Gere Property Development, a subsidiary of a shareholder of the
 Company, had an option to purchase the Massena Port Facility for $2,000,000. The option expired on December 31, 2000.

     In 1996, the Company reclassified the Massena Property to Assets Held for Sale, at which time the property had a carrying value of approximately $1.9 million. Due to the uniqueness of the Facility, it has been difficult to find an alternative use for it or to sell the property. Due to the significance of the carrying value of the property, in March of 1997, management obtained an independent third party appraisal to support its carrying value. Such appraisal included an evaluation of similar sales plus a pending transaction at the time. The appraisal also included an evaluation of the time frame during which a sale would be expected. Based upon the appraisal report and an estimate of the costs to sell, management recognized an impairment of $308,377 on the property during 1997. The Company obtained a current independent real estate appraisal of the property in January of 2000. Based upon the results of the appraisal, the Company recognized an impairment of $825,427 during the fourth quarter of 1999. As of December 31, 2000, the carrying value, which management believes is properly stated at fair market value less disposal costs, of the property is $780,000.

CAPITAL RESTRUCTURING & BUSINESS OPERATIONS

     The Company entered into letters of agreement with its then two largest creditors, its then financial institution, OnBank & Trust Co. ("OnBank"), and O'Brien & Gere Limited ("OBG Limited"), a shareholder, on October 14, 1997, which were executed as of December 31, 1997, whereas OnBank and OBG Limited agreed to convert all or part of their indebtedness, including accrued interest, into Common Stock of the Company, and to forgive the remaining balance. OBG Limited, to which the Company was indebted for $1,540,000, including accrued interest of $140,000, forgave $1,000,000 of the debt and converted the balances into 1,080,000 shares of the Company's Common Stock. OnBank, to which the Company was indebted for $2,811,070, including accrued interest of $75,332, converted their debt and accrued interest for 5,622,000 shares of the Company's Common Stock. The price per share of $.50 was negotiated with the two creditors and the Company based on the price of recent sales and their estimates of future risk. The OnBank ownership of the Company transferred to M&T Bank as a result of the merger of those financial institutions in 1998.

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

2000 COMPARED TO 1999

Revenues

     During the year ended December 31, 2000, the Company's revenues increased 9% to $13,671,025 as compared to $12,517,772 reported for the year ended December 31, 1999. The change in revenues was due to an increase of approximately $1.25 million in spill response revenue and an increase of approximately $900,000 in transportation and disposal revenue. The change in the spill response service line was mainly attributable to the NYSDEC spill response contract, which went into effect in October of 1999, and to several spill response contracts the Company secured with various rail companies during the year. The increase in transportation and disposal was attributable to several large projects the Company had during 2000. These increases were offset by a decrease in revenue of approximately $800,000 from underground storage tank installation projects, as the Company discontinued this service line in late 1999. The Company also had a large demolition project in 1999 that it did not have in 2000, which caused a decrease in revenue from this service line of approximately $120,000.

     As a result of both the NYSDEC and railroad spill response contracts, revenue from several of the Company's branches increased when comparing 2000 to 1999. Athens increased sales by approximately $700,000, Rochester by approximately $155,000, and Buffalo by approximately $643,000. In addition, Albany increased revenues by approximately $950,000 due to several large asbestos projects performed during the year. These increases were offset by decreases in the Company's Rockland and Edison branches. Rockland's sales decreased by approximately $1,000,000 due to the Company's loss of its bonding capacity for public projects, which was a result of the Company's poor results for the year ended December 31, 1999. Rockland's core revenue during 1999 was attributable to public projects, and the branch personnel continue to develop core service work outside of the public market. The decrease of approximately $208,000 in Edison's revenue was due to the fact that the branch had a large demolition project in 1999 that it did not have during 2000. The Edison branch manager is continuing to develop a core customer base in New Jersey.

Project Costs and Gross Margin

     Project costs for the year ended December 31, 2000 decreased 3% to $10,059,070 from $10,355,805 for the year ended December 31, 1999. Project costs as a percentage of revenues decreased to 74% for the year ended December 31, 2000 compared to 83% for the same period in 1999. The gross profit margin for the year ended December 31, 2000 was 26% versus 17% for the year ended December 31, 1999.

     The increase in gross margin was a result of the reduction in project costs, which was a result of improved project management during 2000 as compared to 1999. The Company also performed fewer public projects and large asbestos jobs in 2000 than in 1999, which typically produce lower margins than bid work and spill response projects. Project labor and project labor burden expense decreased approximately $220,000 combined because of the Company's increase in spill response and transportation and disposal projects, which are less labor intensive than other types of projects, such as large asbestos projects. The Company had fewer large asbestos jobs during 2000 than in 1999, which helped to reduce the Company's labor requirement. Project meals and lodging expense also decreased approximately $73,000 from 1999 to 2000 as a result of the Company's increased revenue from spill contracts. Branches typically staff emergency spills with its personnel rather than borrowing personnel from other branches within the Company, which reduced the need for project employee travel.

Selling, General, and Administrative Expenses

     During the year ended December 31, 2000, selling, general, and administrative ("SG&A") expenses decreased 19% to $2,800,661 compared to $3,439,654 reported for the previous year. SG&A expenses were approximately 20% of sales for the year ended December 31, 2000 compared to approximately 27% for the previous year.

     The significant decrease in SG&A when comparing the year ended
December 31, 2000 to the same period in 1999 was primarily due to the Company's continuous efforts to reduce overhead expenses. Project managers and branch managers have been meeting or exceeding chargeability goals set by the Company, and the Company has been monitoring overhead at the branch level through the use of branch budgets. Several personnel at the administrative and manager levels were also discharged from the Company during late 1999, primarily due to performance issues. These changes have resulted in a decrease in payroll expense and related payroll taxes and benefits of approximately $530,000 for the year ended December 31, 2000 compared to 1999. The Company's focus on reducing SG&A expenses has also resulted in a decrease in office expense of approximately $29,000, in part because of efforts to reduce office supply use and the use of overnight mail. Travel and subsistence expense decreased approximately $34,000 due to efforts to eliminate nonessential travel between branch locations. These decreases were partially offset by increases in other SG&A expenses. Rent, phone and utilities expense increased approximately $41,000 due mainly to the relocation of the Albany, New York, and Rockland, Massachusetts, branches to new offices with higher rent than the previous locations. Professional services expense increased approximately $32,000 due to additional computer consultant support needed for the relocated branch offices, increased audit and legal fees, and fees for outsourced payroll processing which began in April of 1999.

     The Company's expenses related to its equipment showed an overall decrease when comparing 2000 to 1999. Depreciation expense decreased approximately $25,000 due to a write-off and an impairment of equipment the Company was not utilizing in the fourth quarter of 1999. Fuel expense decreased overall by approximately $20,000. Due to the significant increases in fuel prices during 2000, the Company implemented a 4% fuel surcharge on customer invoices. The Company collected approximately $96,000 in billed fuel surcharges through December of 2000, which was offset against fuel expense. Equipment operating lease expense increased approximately $58,000 due to the addition of several full-service leases of vacuum trucks and tractors in order to service the Company's major emergency spill contracts. Usage of the Company's equipment increased approximately $104,000. This change was attributable to the addition of equipment in late 1999, and to the Company's project managers meeting or exceeding utilization goals set for each piece of equipment. The costs associated with using the equipment are shown in the income statement as a reduction in SG&A expense and as an increase in project costs. Equipment costs related to equipment utilized on projects are then billed to customers.

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

Operating Income

     For the year ended December 31, 2000, the Company reported operating income of $811,294 compared to an operating loss of $2,387,564 for the previous year. This change was due to several factors. First, the Company grew revenues while maintaining the gross margins realized on projects. Second, total SG&A expense decreased dramatically when comparing the year ended December 31, 2000 to the prior year as a result of the Company's continued focus on reducing SG&A expense. Third, 1999 included the impairment charges discussed above. Finally, the Company incurred significant losses on several tank installation and asbestos projects during 1999. The Company responded to the problems encountered in 1999 by replacing several project managers with more experienced personnel, discontinuing the pursuit of tank installation projects, and refocusing its efforts in the asbestos service line to obtain projects of a size that the Company has successfully completed in the past.

Interest Expense

     Interest expense increased 46% to $278,651 in 2000 compared to $191,180 in 1999. The increase in interest expense was primarily due to the increase in the Company's average outstanding balance on its revolving line of credit, which was approximately $1,800,000 in 2000 and approximately $1,400,000 in 1999. The line of credit availability was increased from $1,500,000 to $2,000,000 in mid 1999. Higher interest rates when comparing 2000 to 1999 also contributed to the increase in interest expense. As of December 31, 2000, the Company had $2,000,000 in available borrowings on a revolving basis, and borrowings against the revolving loan aggregated $1,779,315. The increase was also attributable to the financing of new equipment during the second half of 1999.

Net Income

     The net income for the year ended December 31, 2000 was $539,876 ($.05 per share basic & diluted) compared to a net loss of ($2,613,883) (($.23) per share basic and diluted).

1999 COMPARED TO 1998

Revenues

     During the year ended December 31, 1999, the Company's revenues increased 15% to $12,517,772 as compared to $10,917,903 reported for the previous year ended December 31, 1998. Revenues from underground storage tank removals and installations increased approximately $360,000, which was primarily attributable to the Federal Government deadline to remove all underground storage tanks ("USTs") that are not in compliance with the EPA guidelines for USTs. Due to losses incurred on several tank installation projects in 1999, the Company is no longer pursuing tank installation work. Billings from asbestos projects increased approximately $1,000,000, while billings from remediation projects increased approximately $900,000. Revenues from spill response increased approximately $530,000. Approximately $200,000 of the increase in spill response work was due to the emergency spill response contract the Company has with the NYSDEC, which went into effect during October of 1999. The increase in these service lines was offset by a decrease of approximately $2,400,000 in the transportation and disposal and industrial cleaning service lines combined. This decrease was due to a major emergency spill contract and a large industrial cleaning contract the Company had during 1998, but not in 1999.

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

Operating Loss

     For the year ended December 31, 1999, the Company reported an operating loss of $2,387,564 compared to operating income of $921,127 for the previous year. This change was due to the nonrecurring impairment charges discussed above, a significant increase in selling, general and administrative expenses, and due to the losses incurred on several tank installation and asbestos projects. The Company made several changes in response to the problems encountered during 1999. Several managers who were responsible for losses on certain projects have been replaced with more experienced personnel, the Company is no longer pursuing tank installation projects, and the Company refocused its efforts in the asbestos service line to obtain projects of a size that the Company has completed successfully in the past.

Interest Expense

     Interest expense increased 72% to $191,180 in 1999 compared to $111,099 in 1998. The increase in interest expense was primarily due to the increase in the Company's average outstanding balance on its revolving line of credit. The increase was also attributable to the financing of new equipment.

Net Loss

     The net loss for the year ended December 31, 1999 was ($2,613,883) (($.23) per share basic & diluted) compared to net income of $812,753 ($.07 per share basic and diluted).


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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

	None

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

     The following table sets forth certain information about the directors of the Company, all of whom were unanimously elected at the Annual Meeting of Stockholders of the registrant on November 16, 2000 for a term of one year.

                             Year
Name, Age                    First
Principal Occupation         Elected           Certain Other Information

Robert J. Berger (54)           1998      Mr. Berger has served in his present
Director and Chairman                     position as Director since November
of the Board                              1998, and as Chairman of the Board
                                          since February 2000.  Mr. Berger was
                                          employed in various positions for
                                          OnBank from 1978 through March 31,
                                          1998, his last position being Senior
                                          Vice President, Treasurer, and Chief
                                          Financial Officer.  From April
                                          through August 1998, he served as
                                          consultant to First Empire State
                                          Corp. pursuant to its merger
                                          agreement with OnBank.  Since August
                                          1998, he has been an Adjunct
                                          Professor and Director of the Madden
                                          Institute of Business Education at
                                          LeMoyne College in Syracuse, New
                                          York.  Mr. Berger is also Chairman,
                                          President, and Chief Executive
                                          Officer of St. Lawrence Industrial
                                          Services, Inc.

Richard L. Elander (59)          1991     Mr. Elander has served in his present
Director                                  position as a Director since November
                                          of 1991.  He served as Vice President
                                          and General Manager from June 1994
                                          to December 1996.  He also served as
                                          Chief Executive Officer from November
                                          1991 to June 1994.  Mr. Elander
                                          served as a Director of O'Brien &
                                          Gere Limited from August 1991 to
                                          September 1995.  From 1983 to 1995,
                                          Mr. Elander served as President of
                                          O'Brien & Gere Operations.  Mr.
                                          Elander currently operates his own
                                          construction management consulting
                                          business, and he has been appointed
                                          to the position of Onondaga County
                                          Department of Drainage and
                                          Sanitation Commissioner.


John R. Loveland (63)           1994      Mr. Loveland has served in his
Director, Chief Executive                 present position since August 1994.
Officer                                   He has been a director of O'Brien &
                                          Gere Engineers, Inc. since 1973, and
                                          he also served as President of
                                          O'Brien & Gere Engineers, Inc. from
                                          1980 to December 1992.  He served as
                                          Chairman of the Board of O'Brien &
                                          Gere Limited from 1989 to March
                                          1999, and as President of O'Brien
                                          and Gere Property Development from
                                          March 1999 until July 2000.
                                          Effective January 31, 2001, Mr.
                                          Loveland resigned as Chief Executive
                                          Officer and Director of the Company.


Cornelius B. Murphy, Jr. (56)  1991       Dr. Murphy has served in his current
Director                                  position since November 1991.  He
                                          previously served as the Company's
                                          President from June 1994 to December
                                          1996 and as Chariman of the Board
                                          from November of 1991 to June 1994.
                                          Dr. Murphy has been a director of
                                          O'Brien & Gere Limited since 1985
                                          and O'Brien & Gere Engineers, Inc.
                                          from 1982 to date.  Dr. Murphy served
                                          as President of O'Brien & Gere
                                          Engineers from 1992 to 1997.  From
                                          1982 to 1992, he served as President
                                          of O'Brien & Gere Technical
                                          Services, Inc.  Dr. Murphy also
                                          served as Chairman of the Board of
                                          O'Brien & Gere Limited from April
                                          1999 to May 2000,  and as Chief
                                          Scientist of O'Brien & Gere
                                          Engineers from January 1998 to
                                          December 1999.  Dr. Murphy currently
                                          serves as President of the State
                                          University of New York College of
                                          Environmental Science and Forestry,
                                          which is located in Syracuse, New
                                          York.


Steven A. Sanders (55)          1991      Mr. Sanders has served in his present
Director                                  position as a Director since 1991.
                                          Since January 1, 2001, he has been
                                          of counsel to the law firm of
                                          Spitzer & Feldman PC.  Mr. Sanders
                                          served as a partner in the law firm
                                          of Beckman, Millman & Sanders LLP
                                          from October 1997 to December 2000
                                          and has also been President of the
                                          Law Office of Steven A. Sanders PC
                                          since 1992.  Prior to that, he
                                          served as Counsel to Jacobs,
                                          Persinger & Parker from 1987 to
                                          1992.  Prior thereto, Mr. Sanders
                                          served as Senior Partner of the
                                          law firm Sanders and Siercho.

EXECUTIVE OFFICERS OF THE COMPANY

Name                        Age        Position Held

Christopher J. Polimino     35         President and Chief Executive Officer
Anthony R. Pongonis         48         Executive Vice President
Dennis S. Lerner            58         Secretary
Kelly B. Ardoin             26         Assistant Treasurer

     Mr. Polimino was named Chief Executive Officer in January of 2001, and has been President of the Company since the first quarter of 2000. He has been with the Company since December of 1994 and has previously served as Executive Vice President, General Manager, and Controller.

     Mr. Pongonis was hired during the fourth quarter of 1996. He previously served as the Company's President and is currently the Company's Eastern Region Manager and Executive Vice President. He has over twenty-five years of experience in the environmental services industry.

     Mr. Lerner has served in his present position since February of 1994. Mr. Lerner was Assistant Secretary of O'Brien & Gere Engineers, Inc., a wholly-owned subsidiary of O'Brien & Gere Limited, from 1992 to March 1999. He also served as O'Brien & Gere Engineers' in-house legal counsel from 1990 to 1999. Mr. Lerner also serves as outside counsel to the Company.

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

Summary Compensation Table

                            Annual Compensation     Long Term Compensation
                                             Awards         Payments

Name and                            Other Annual   # of    LTIP     All Other
Principal Position   Year   Salary  Compensation  Options Payouts Compensation

John R. Loveland     2000  $21,390       -0-        -0-     -0-        -0-
Chief Executive      1999  $35,880       -0-        -0-     -0-        -0-
Officer              1998  $13,920       -0-        -0-     -0-        -0-

Anthony R. Pongonis  2000 $106,542       -0-        -0-     -0-        -0-
Executive Vice       1999 $107,220       -0-        -0-     -0-        -0-
President            1998  $92,220    $17,500 (1)   -0-     -0-        -0-

(1) Includes stock bonus with a market value of $2,500 at the time of award.

Year End Option Table

There were no outstanding stock options held as of December 31, 2000 by the named executive officers.

Compensation of Directors

     Directors of the Company are paid $500 for each quarter plus reimbursement for their actual expenses incurred in attending meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the company's common stock at March 15, 2001 by persons who, to the knowledge of the Board of Directors, beneficially own more than five percent of the outstanding shares of common stock of the Corporation.

     All voting power of the Corporation is vested in its common stock. As of the close of business on March 15, 2001, 11,603,963 shares of common stock par value $.01 per share were outstanding. Each share of common stock is entitled to one vote.

Name and Address          Number of Shares of Common            Percentage
of Beneficial Owner       Stock Beneficially Owned (1)           of Class

M&T Bank                         5,622,140                          48%
101 S. Salina Street
Syracuse, NY 13202
O'Brien & Gere Limited           3,148,200                          27%
5000 Brittonfield Parkway
Syracuse, NY 13220
Richard L. Elander                 329,565 (3)                       3%
Cornelius B. Murphy, Jr.             1,424 (3)                 less than 1%
Steven A. Sanders                   25,752 (2) (3)             less than 1%
Robert J. Berger                    20,000 (3)                 less than 1%
All Officers & Directors             (2)(3)                    less than 4%
as a group (8 persons)

(1) The beneficial owners have sole voting and investment power over the shares owned.
(2) Includes 200 shares, which are owned by Mr. Sanders' wife as custodian for his son, as to which Mr. Sanders disclaims beneficial ownership.
(3) Director

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company had several month-to-month office rental agreements in place during 2000 with an O'Brien & Gere Limited subsidiary. Total rent expense incurred due to these leases in 2000 amounted to approximately $26,700.

     On November 5, 1997, the Company entered into an option with O'Brien & Gere Property Development (an affiliate) to sell the eastern portion of the Massena Property, the tanks, and the dock for $2 million. This option expired on December 31, 2000.

     During 2000, the Company provided approximately $143,000 of remediation, sub-contract support, and project services to subsidiaries O'Brien & Gere Limited, a shareholder. Services provided to O'Brien & Gere Limited subsidiaries were at competitive rates which were bid on a project by project basis.

     The Company purchases technical, and consulting services from subsidiaries of O'Brien & Gere Limited, a shareholder. The costs for these services amounted to $50,000 in 2000.

     The Company's revolving loan agreement is guaranteed by O'Brien & Gere Limited, a shareholder, for an amount not to exceed $500,000.

     Steven A. Sanders, a director of the Company, is of counsel to Spitzer & Feldman PC, which provides professional services to the Company, and it is anticipated that it will continue to do so.

     On January 1, 1999, the Company sold its wholly-owned subsidiary, St. Lawrence Industrial Services, Inc., to a director of the Company.

     The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by Robert J. Berger, a director of the Company. The costs for these services amounted to approximately $735,000 in 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

                                                                  Page
(a) Financial Statements and Exhibits

(1) Report of Independent Auditors                                F-1
    Consolidated Balance Sheets at December 31, 2000 and 1999 F-2 Consolidated Statement of Operations for the years ended
      December 31, 2000, 1999, and 1998                           F-3
    Consolidated Statements of Shareholders' Equity (Deficit)
      for the years ended December 31, 2000, 1999, and 1998       F-4
    Consolidated Statements of Cash Flows for the years ended
      December 31, 2000, 1999, and 1998                           F-5
    Notes to Consolidated Financial Statements                    F-7

(2) Schedule II, Valuation and Qualifying Accounts for the Years
    Ended 2000, 1999, and 1998                                    F-14

(3) Subsidiary of the Company:
    OP-TECH Environmental Services Limited - Ontario, Canada

(b) Reports on Form 8-K
    The Company did not file any Current Reports on Form 8-K during the three months ended December 31, 2000.

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

                                  OP-TECH Environmental Services, Inc.
                                              (Registrant)

                                    By:/s/ Christopher J. Polimino
                                    Christopher J. Polimino, President, Chief
                                    Executive Officer, and Chief Accounting
                                    Officer

March 30, 2001

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March 2001.

/s/ Robert J. Berger          Director and Chairman of the Board
Robert J. Berger


/s/ Richard L. Elander        Director
Richard L. Elander


/s/ Cornelius B. Murphy, Jr.  Director
Cornelius B. Murphy, Jr.


/s/ Steven A. Sanders         Director
Steven A. Sanders


/s/ Christopher J. Polimino   President, Chief Executive Officer, and Chief
Christopher J. Polimino       Accounting Officer


/s/ Anthony R. Pongonis       Executive Vice President
Anthony R. Pongonis


/s/ Kelly B. Ardoin           Assistant Treasurer
Kelly B. Ardoin


/s/ Dennis S. Lerner          Secretary
Dennis S. Lerner

                       Report of Independent Accountants





Shareholders and Board of Directors
OP-TECH Environmental Services, Inc. and Subsidiary


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 32, present fairly, in all material respects, the financial position of OP-TECH Environmental Services, Inc. and its Subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 32, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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



/s/ PricewaterhouseCoopers LLP


March 15, 2001

OP-TECH Environmental Services, Inc. and Subsidiary

Consolidated Balance Sheets
December 31, 2000 and 1999

Assets                                          2000          1999

Current assets:
Cash and cash equivalents                        $6,249      $15,034
Accounts receivable (net of allowance
  for doubtful accounts of approximately
  $149,000 in 2000 and $132,000 in 1999):
      Unaffiliated parties                    3,032,746    3,049,770
      Affiliated parties                         23,250      259,181
                                              ---------    ---------
                                              3,055,996    3,308,951

Costs on uncompleted projects in
  excess of billings                            633,178      479,970
Prepaid insurance                                48,697      107,043
Other assets                                    217,120      226,662
                                              ---------    ---------
      Total current assets                    3,961,240    4,137,660

Property and equipment, net                     993,037      990,157
Assets held for sale                            780,000      780,000
Other assets                                          -       35,123
                                             ----------   ----------
      Total Assets                           $5,734,277   $5,942,940
                                             ==========   ==========

Liabilities and Shareholders' Equity

Current liabilities:
Bank overdraft                                 $205,208     $110,954
Notes payable to bank                         1,779,315    1,778,989
                                              ---------    ---------
                                              1,984,523    1,889,943
Accounts payable:
      Unaffiliated parties                    1,380,010    1,788,759
      Affiliated parties                         21,484       21,270
                                              ---------    ---------
                                              1,401,494    1,810,029
Billings in excess of costs and
  Estimated profit on uncompleted
  Contracts                                     552,174      818,712
Accrued payroll and other expenses              424,725      380,466
Current portion of long-term debt
  and obligations under capital leases          258,742      552,095
                                              ---------    ---------
      Total current liabilities               4,621,658    5,451,245

Long-term debt, net of current portion          394,317      313,269
                                              ---------    ---------
Shareholders' equity:
Common stock, par value $.01 per share;
  Authorized 20,000,000 shares;
  11,603,963 shares outstanding as of
  December 31, 2000 and 1999                    116,040      116,040
Additional paid-in capital                    7,787,152    7,787,152
Accumulated deficit                          (7,184,890)  (7,724,766)
                                             -----------  -----------
      Shareholders' equity, net                 718,302      178,426
                                             ----------   ----------
      Total Liabilities and
        Shareholders' Equity                 $5,734,277   $5,942,940
                                             ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiary

Consolidated Statements of Operations
Years Ended December 31, 2000, 1999 and 1998

                                      2000           1999            1998

Project billings and services     $13,671,025     $12,517,772     $10,917,903
Project costs                      10,059,070      10,355,805       7,596,788
                                  -----------     -----------     -----------
      Gross margin                  3,611,955       2,161,967       3,321,115

Selling, general and
  administrative expenses           2,800,661       3,439,654       2,399,988
Provision for impairment
  of long-lived assets                      -       1,109,877               -
                                   ----------     ------------     ----------
      Operating income (loss)         811,294      (2,387,564)        921,127
                                   ----------     ------------     ----------
Other income and expense:
  Interest expense                   (278,651)       (191,180)       (111,099)
  Other (expense) income, net          (4,767)          8,841          20,925
                                   -----------    ------------     -----------
                                     (283,418)       (182,339)        (90,174)
                                   -----------    ------------     -----------
Net income (loss) before
  income taxes                        527,876      (2,569,903)        830,953

Income taxes                          (12,000)         43,980          18,200
                                   ----------     ------------     ----------
      Net Income (Loss)              $539,876     $(2,613,883)       $812,753
                                   ==========     ============     ==========

Earnings (loss) per common
  share - basic and diluted             $0.05          $(0.23)          $0.07

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiary

Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2000, 1999 and 1998

                                        Additional
                    Common      Common    Paid-In     Accumulated
                    Shares      Stock     Capital       Deficit        Total

Balances at
December 31, 1997  11,555,100  $115,551  $7,773,555   $(5,923,636)  $1,965,470

Issuance of
48,863 shares          48,863       489      13,597             -       14,086
Net income                  -         -           -       812,753      812,753
                   ----------  --------  ----------   ------------  ----------
Balances at
December 31, 1998  11,603,963   116,040   7,787,152    (5,110,883)   2,792,309


Net loss                    -         -           -    (2,613,883)  (2,613,883)
                   ----------  --------  ----------   ------------  -----------
Balances at
December 31, 1999  11,603,963   116,040   7,787,152    (7,724,766)     178,426

Net income (loss)           -         -           -       539,876      539,876
                   ----------  --------  ----------    -----------  ----------
Balance at
December 31, 2000  11,603,963  $116,040  $7,787,152   $(7,184,890)    $718,302
                   ==========  ========  ==========   ============  ==========

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Years Ended December 31, 2000, 1999 and 1998

                                       2000            1999           1998
Operating activities:
Net income (loss)                   $539,876      $(2,613,883)      $812,753
Adjustments to reconcile net
 income (loss) to net cash
 provided by (used in)
 operating activities:
  Provision for loss on
   accounts receivable               116,500          108,700        105,350
  Depreciation and amortization      266,709          303,287        161,201
  Provision for impairment of
   long-lived assets                       -        1,109,877              -
  (Gain) loss on sale of
   equipment                         (10,000)             216              -
  (Increase) decrease in
   operating assets and
   increase (decrease) in
   operating liabilities:
     Accounts receivable             136,455         (461,460)      (987,192)
     Costs on uncompleted
      projects applicable to
      future billings               (153,208)        (190,202)      (157,178)
     Prepaid expenses and
      other assets                   103,011           97,171         14,862
     Billings and estimated
      profit in excess of
      costs of uncompleted
      contracts                     (266,538)         249,319        259,466
     Accounts payable and
      other accrued expenses        (364,276)         491,089        165,731
                                   ----------       ----------     ----------
  Net cash provided by (used in)
   operating activities              368,529         (905,886)       374,993
                                   ----------       ----------     ----------
Investing activities:
  Purchases of property
   and equipment                     (66,723)        (113,976)      (207,617)
  Proceeds from sale of
   property and equipment             10,000           30,530              -
                                   ----------       ----------     ----------
  Net cash used in
   investing activities              (56,723)         (83,446)      (207,617)
                                   ----------       ----------     ----------

The accompanying notes are an integral part of the consolidated financial statements.
(Continued)

OP-TECH Environmental Services, Inc. and Subsidiary

Years Ended December 31, 2000, 1999 and 1998

                                      2000          1999             1998

Financing activities:
  Cash overdrafts                    $94,254       $65,869        $(179,373)
  Proceeds from notes payable
   to banks and long-term
   borrowings, net of financing
   costs                           4,350,593     4,998,188        4,792,163
  Principal payments on
   Current and long-term
   Borrowings                     (4,765,438)   (4,181,797)      (4,739,577)
                                  -----------   -----------      -----------
    Net cash (used in) provided
     by financing activities        (320,591)      882,260         (126,787)
                                  -----------   -----------      -----------
    (Decrease) increase in cash
     and cash equivalents             (8,785)     (107,072)          40,589

Cash and cash equivalents at
  beginning of year                   15,034       122,106           81,517
                                  -----------   -----------       ----------
    Cash and Cash Equivalents
     at End of Year                   $6,249       $15,034         $122,106
                                  ===========   ===========       ==========
Non-cash items:
  Equipment purchased through
   bank and other financing
   sources                          $202,866      $285,702               $-
  Debt transfer upon sale
   of asset                                -        31,341                -

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Basis of Presentation

OP-TECH Environmental Services, Inc. and Subsidiary (the "Company"), provides comprehensive environmental services predominately in Upstate and Central New York. The Company performs industrial cleaning of non-hazardous materials, provides varying services relating to plant facility closure including demolition and asbestos services, provides remediation services for sites contaminated by hazardous materials and provides emergency spill response services. The Company has an inactive Canadian subsidiary, OP-TECH Environmental Services, Ltd.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at he date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Project Income Recognition and Unbilled Project Costs

Contracts are predominately short-term in nature (less than three months) and revenue is recognized as costs are incurred and billed. Income on long-term fixed-priced contracts greater than three months is recognized on the percentage-of-completion method. Project costs are generally billed in the month they are incurred and are shown as current assets.

Revenues recognized in excess of amounts billed are recorded as an asset. In the event interim billings exceed costs and estimated profit, the net amount of deferred revenue is shown as a current liability. Estimated losses are recorded in full when identified.

OP-TECH Environmental Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies (Continued)

Concentration of Business Risk - Significant Customers

Sales to one customer, other than an affiliated party, amounted to approximately $1,728,000, $1,025,700 and $2,537,000 in 2000, 1999 and 1998,
respectively. Accounts receivable at December 31, 2000 and 1999 include $463,000 and $234,100, respectively, from this customer.

For the year ended December 31, 2000 and 1999 two individual customers generated approximately $2,990,000, or 22% and $1,609,000 or 13% of the Company's sales, respectively.

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

Long and Short-Term Debt

The carrying amounts of the Company's short-term collateralized and unsecured borrowing and non-traded variable-rate long-term debt agreements approximate fair value.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares actually outstanding for the period. Diluted earnings per share includes the potentially dilutive effect of shares issuable under the employee stock purchase and incentive stock option plans.

2. Business Operations

During fiscal 2000, the Company generated net income of $540,000 and cash flow from operations of $369,000. The Company's improvement in operating performance during 2000 was the result of management's actions to improve project profitability and reduce selling, general and administrative
expenses.   The Company expects these operating improvements to result in positive cash flow from operations in 2001 as well. However, at December 31, 2000, the Company had a working capital deficit of $660,000 due principally to classification of its revolving credit facility as a current obligation. The credit facility expires on April 30, 2001, and management believes, based upon on-going discussions with its lender, that the credit facility will be renewed.

OP-TECH Environmental Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

3. Related Party Transactions

The Company purchases technical, accounting, and consulting services and rented certain office and warehouse space from a shareholder and its affiliates. The cost for these services amounted to approximately $50,000, $299,000 and $325,000 in 2000, 1999 and 1998, respectively.

Additionally,the Company provided approximately $143,000, $970,000 and $283,000 of remediation, sub-contract support and project services to a shareholder and its affiliates for the years ending December 31, 2000, 1999 and 1998,respectively.

During 2000, the Company purchased approximately $735,000 of subcontract labor services from St. Lawrence Industrial Services, Inc. which is owned by a director of the Company.

4. Property, Plant and Equipment
Property, plant and equipment consisted of the following at December 31:

                                                2000              1999

Furniture and fixtures                          $42,743           $40,143
Office machines                                  79,282            94,901
Utility vehicles                                 74,303            98,140
Field equipment                               1,622,951         1,853,130
Aqueous treatment system                         98,330           100,002
                                              ----------       -----------
                                              1,917,609         2,186,316
Less: Accumulated depreciation                 (924,572)       (1,196,159)
                                              ----------       -----------
                                               $993,037          $990,157
                                              ==========        ==========

Depreciation expense approximated $267,000, $294,000 and $157,000 for 2000, 1999 and 1998, respectively.

5. Long-Lived Assets

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

OP-TECH Environmental Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

6. Debt and Lease Obligations
Long-term debt is summarized as follows at December 31, 2000:

Revolving loan (a)                                          $1,779,315
Promissory Note, due in full with accrued interest
 on May 1, 2005.  Interest is at prime plus 1.5%
 (11% as of December 31, 2000), collateralized by
 all accounts receivable, inventory and equipment
 now owned or acquired later.                                  137,406
Various equipment and other installment obligations,
 due in aggregate monthly installment payments of
 approximately $37,000, including interest with rates
 between 7.84% and 13.99% collateralized by equipment
 with a carrying value of $549,905.                            515,653
                                                            -----------
                                                             2,432,374
Less: Current portion                                       (2,038,057)
                                                            -----------
                                                              $394,317
                                                            ===========

(a) The Company has an annually renewable borrowing agreement that provides borrowings up to $2,000,000 on a revolving loan basis, collateralized by all accounts receivable, inventory and equipment now owned or subsequently acquired. Availability on the line is subject to a specified borrowing base calculation using eligible accounts receivable and costs in excess of billings.

    The agreement includes a material adverse change clause which permits the financial institution to call its obligation in the event of a material adverse change in the Company's business. Considering the significant losses in 1999, the Company asked for and received a waiver of the material adverse change clause as of and for the year ended December 31, 1999. Management does not anticipate any adverse changes in the next twelve months, however, there can be no assurances. The revolving loan, which is due on April 30, 2001, is guaranteed by a shareholder for an amount not-to-exceed $500,000.

    Interest is charged at prime plus 1.25%, or 10.75% at December 31, 2000. The weighted average borrowing rates under short-term credit facilities were 10.49% and 9.23% at December 31, 2000 and 1999, respectively.

Interest paid amounted to approximately $267,000, $191,000 and $115,000 in 2000, 1999 and 1998, respectively.

Scheduled principal payments on long-term debt for the next five years are as follows:

  2001                                    $2,038,057
  2002                                       147,343
  2003                                       141,239
  2004                                        95,893
  2005                                         9,842
                                          ----------
                                          $2,432,374
                                          ==========

OP-TECH Environmental Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

6. Debt and Lease Obligations (Continued)

Office facilities, a portion of which is with an affiliate of the Company's shareholder, are leased under noncancelable operating leases expiring at various dates through 2006. Rent expense incurred amounted to approximately $208,000, $155,000 and $77,000 in 2000, 1999 and 1998, respectively. Future minimum lease payments under noncancelable operating leases are as follows:
2001 - $446,000, 2002 - $345,500, 2003 - $233,800, 2004 - $164,700,
2005 - $163,300, 2006 - $63,400.

7. Shareholders' Equity

The Company maintains a non-qualified stock option plan permitting the issuance of up to 500,000 shares of common stock. The purpose of the Plan, which is more fully defined by the Plan document, is to provide various directors, officers and employees ("Eligible Employees") of the Company the opportunity to acquire a stake in the growth of the Company, as well as a means of promoting the Eligible Employee's maximum effort and continued association with the Company.

Stock options granted under the Plan allow the Eligible Employee to purchase the Company's common stock, for a period not to exceed three years, at the price established at the grant date. Options granted under the Plan must specify option periods ending not more than ten years from the date of grant. Option activity of the Plan during fiscal years 1998 through 2000 consisted of 50,000 options granted in 1996 that expired unexercised in 1999. There was no activity in the Plan during 2000. As of December 31, 2000, a total of 500,000 options are available for grant under the Plan.

The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for options granted under the Plan. Under SFAS No. 123, rights to acquire company stock are to be valued under the fair value method and the proforma effect of such value on reported earnings and earnings per share are to be disclosed in the notes to the financial statements. As the fair value of options activity is not material, proforma and related disclosures are not presented.

In 1994 and 1995, the Company issued warrants to a financial advisor to purchase 302,500 shares of common stock. These warrants expired and were immediately reissued in 1998, at a price of $1.65 and expire in 2001.

8. Income Taxes

The following summarizes the income tax (benefit) expense at December 31, 2000:

                                            2000       1999       1998
Current:
  Federal                                 $     -    $     -    $15,000
  State                                   (12,000)    43,980      3,200
                                         ---------   -------    -------
                                         $(12,000)   $43,980    $18,200
                                         =========   =======    =======

The difference between the expected tax provision resulting from the application of the federal statutory income tax rate to pre-tax income is due principally to (i) for 2000 and 1998, reversal of the valuation allowance related to utilized net operating loss carryforwards (ii) for 1999, the recognition of a valuation allowance against generated net operating losses.

OP-TECH Environmental Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

8. Income Taxes (Continued)
At December 31, 2000, the Company has federal net operating loss ("NOL") and alternative minimum tax ("AMT") credit carryforwards of approximately $6,564,000 and $19,000, for income tax purposes. The federal net operating loss carryforward expires at various times through the year ending December 31, 2020. Alternative minimum tax credit carryforwards do not expire. Income taxes and franchise taxes paid were approximately $3,500 and $18,200 in 2000 and 1998, respectively.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recorded a valuation allowance amounting to the entire net deferred tax asset due to uncertainty as to the ultimate recovery of the assets.

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2000 and 1999 are as follows:

                                                2000               1999
Deferred tax liabilities:
  Depreciation                                $64,625            $21,999
                                           ===========        ===========

Deferred tax assets:
  Net operating loss carryforward          $2,470,447         $2,508,848
  Accounts receivable reserve                  59,156             44,932
  Other                                       568,947            387,431
  AMT tax credits                              18,785             15,000
                                           -----------        -----------
    Total deferred tax assets               3,117,335          2,956,211
Valuation allowance for deferred assets    (3,052,710)        (2,934,212)
                                           -----------        -----------
    Deferred tax assets                       $64,625            $21,999
                                           ===========        ===========
    Net deferred tax assets                $        -         $        -
                                           ===========        ===========

9. Employee Benefit Plan

The Company maintains a defined contribution employee retirement plan which covers substantially all employees. The Plan is funded by voluntary employee contributions which are matched by the Company at a designated percentage, and additional contributions by the Company at the discretion of the Board of Directors. There were matching contributions to the plan of approximately $18,700, $9,900 and $11,500 in 2000, 1999 and 1998, respectively, by the
Company. The Company did not make discretionary contributions to the Plan in 2000, 1999 and 1998.

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

OP-TECH Environmental Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

10. Commitment and Contingencies (Continued)

The Company is a party to various proceedings arising from the normal course of business. Based on information currently available, management believes adverse decisions relating to litigation and contingencies in the aggregate would not materially affect the Company's results of operations, cash flows or financial condition.

11. Two-Year Selected Quarterly Financial Data (Unaudited)

                                      Year Ended December 31, 2000
                            --------------------------------------------------

                             Quarter      Quarter      Quarter       Quarter
                              Ended        Ended        Ended         Ended
                             March 31     June 30    September 30  December 31

Project billings            $2,717,158   $3,377,878   $3,358,271   $4,217,718
Gross Margin                   778,363      915,882      935,650      982,060
Net Income (loss)               51,174      173,269      161,920      153,513
Net income (loss) per
share (basic and dilutive)       $0.00        $0.01        $0.01        $0.01

                                      Year Ended December 31, 1999
                           ---------------------------------------------------

                             Quarter      Quarter      Quarter       Quarter
                              Ended        Ended        Ended         Ended
                             March 31     June 30    September 30  December 31
                                                                        (a)

Project billings            $2,923,110   $3,079,195   $3,746,540   $2,768,927
Gross Margin                   809,729      703,741      671,339      (22,842)
Net Income (loss)              (46,278)    (182,898)    (334,447)  (2,050,260)
Net income (loss) per
share (basic and dilutive)      ($0.00)      ($0.02)      ($0.03)      ($0.18)


(a) During the fourth quarter of 1999, the Company recognized a provision for impairment of long-lived and other assets of $1,109,877. Included in this provision was a loss of $825,427 recognized in order to reflect the carrying value of the Massena Port Facility at the lower of cost or market, which was based on an independent appraisal obtained by the Company in January of 2000. The remainder of the impairment was due to a loss recognized on equipment and other assets the Company was no longer utilizing.

OP-TECH Environmental Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements


OP-TECH Environmental Services, Inc. and Subsidiary

Schedule II
Valuation and Qualifying Accounts for the Years Ended December 31, 2000, 1999, and 1998


                                  Balance at                        Balance at
                                  Beginning                             End of
           Description            of Period  Additions  Deductions      Period

YEAR ENDED DECEMBER 31, 2000
Reserves deducted from assets to
which they apply:
  Doubtful accounts receivable     $132,155   $116,500   $99,309 (a)   $149,346
  Valuation allowance for
   deferred assets               $2,934,212   $118,498   $     -     $3,052,710

YEAR ENDED DECEMBER 31, 1999
Reserves deducted from assets
to which they apply:
  Doubtful accounts receivable     $125,960   $108,700  $102,505 (a)   $132,155
  Valuation allowance for
   deferred assets               $1,726,508 $1,207,704  $      -     $2,934,212

YEAR ENDED DECEMBER 31, 1998
Reserves deducted from assets
to which they apply:
  Doubtful accounts receivable     $119,339   $105,350   $98,729 (a)   $125,960
  Valuation allowance for
   deferred assets               $1,815,441   $      -   $88,933     $1,726,508


(a) Doubtful accounts written off and adjustments.