Form 10-Q
period 2001-03-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2001-05-15
CIK 858748

______________________________________________________________________________



					UNITED STATES
			SECURITIES AND EXCHANGE COMMISSION
				    Washington, DC 20549

					  FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2001


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

					Yes   X   or No

				APPLICABLE ONLY TO CORPORATE ISSUERS:
	Indicate the number of shares outstanding of each of the issuer's classes
of common stock, as of April 30, 2001  	11,603,963

______________________________________________________________________________

						INDEX




		OP-TECH Environmental Services, Inc. and Subsidiary


PART I.			FINANCIAL INFORMATION				    Page No.


   Item 1.	Financial Statements

		Consolidated Balance Sheets
		-March 31, 2001 (Unaudited) and December 31, 2000 (Audited)....3

		Consolidated Statements of Operations
		-Three months ended March 31, 2001 and March 31, 2000
		(Unaudited)....................................................4

		Consolidated Statements of Cash Flows
		-Three months ended March 31, 2001 and March 31, 2000
		(Unaudited)....................................................5

		Notes to Consolidated Financial Statements
		(Unaudited)....................................................6

   Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations............................9


   Item 3.	Quantitative and Qualitative Disclosure About Market Risk.....12


PART II.	OTHER INFORMATION ............................................13


		SIGNATURES ...................................................14

ITEM #1 FINANCIAL STATEMENTS				PART I - FINANCIAL INFORMATION


		OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
				CONSOLIDATED BALANCE SHEETS

                                                (UNAUDITED)
                                                  March 31,        December 31,
                                                   2001              2000
                                                 -----------      ------------
ASSETS

Current Assets:
   Cash and cash equivalents                         $5,121            $6,249
   Accounts receivable (net of allowance for
     doubtful accounts of approximately
     $121,000 and $149,000, respectively)
       Unaffiliated parties                       2,359,405         3,032,746
       Affiliated parties                            13,984            23,250
                                                ------------      ------------
                                                  2,373,389         3,055,996

   Costs on uncompleted projects applicable
     to future billings                             494,596           633,178
   Prepaid expenses and other assets                350,930           265,817
                                                 ------------      ------------
           Total Current Assets                   3,224,036         3,961,240
                                                 ------------      ------------
Property and equipment, net                       1,001,266           993,037
Assets held for sale                                780,000           780,000
Other assets                                         19,082               -
                                                 ------------      ------------
           Total Assets                          $5,024,384        $5,734,277
                                                ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Cash overdraft                                   $189,413          $205,208
   Line of credit borrowing                        1,629,405         1,779,315
                                                 ------------      ------------
                                                   1,818,818         1,984,523

   Accounts payable:
      Unaffiliated parties                           937,317         1,380,010
      Affiliated parties                                 240            21,484
                                                 ------------      ------------
                                                     937,557         1,401,494
   Billings in excess of costs and estimated
     profit on uncompleted projects                  369,028           552,174
   Accrued expenses and other liabilities            512,959           424,725
   Current portion of long-term debt
     and obligations under capital leases            214,557           258,742
                                                 ------------      ------------
           Total Current Liabilities               3,852,919         4,621,658
                                                 ------------      ------------
Long-term debt, net of current portion               399,734           394,317

Shareholders' Equity:
   Common stock, par value $.01 per share;
     authorized 20,000,000 shares; 11,603,963
     shares issued and outstanding as of
     March 31, 2001 and December 31, 2000,
     Respectively                                    116,040           116,040
   Additional paid-in capital                      7,787,152         7,787,152
   Accumulated deficit                            (7,131,461)       (7,184,890)
                                                 ------------      ------------
Total Shareholders' Equity                           771,731           718,302
                                                 ------------      ------------
    Total Liabilities and Shareholders' Equity    $5,024,384        $5,734,277
                                                 ============      ============


The accompanying notes are an integral part of the financial statements.

ITEM #1 FINANCIAL STATEMENTS				PARTI - FINANCIAL INFORMATION

		OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
			CONSOLIDATED STATEMENTS OF OPERATIONS
					(UNAUDITED)



                                                      THREE MONTHS ENDED
                                                   March 31,          March 31,
                                                     2001              2000
                                                 ------------       ------------
Revenues:
      Project billings and services               $2,869,570        $2,717,158
      Project costs                                1,974,643         1,938,795
                                                 ------------      ------------
            Gross margin                             894,927           778,363

Selling, general and administrative expense:
      Payroll expense and related
         payroll taxes and benefits                  482,639           415,811
      Depreciation                                    80,698            62,633
      Occupancy                                      102,713            74,123
      Professional Services                           51,779            36,039
      Office Expense                                  51,338            39,937
      Other expense                                   50,326            39,464
                                                 ------------      ------------
            Total selling, general and
               administrative expense                819,493           668,007

            Operating income                          75,434           110,356

Other income and expense:
      Interest expense                                60,486            68,684
      Casualty gain from insurance
         proceeds, net (Note 5)                      (43,841)              -
      Other (income) expense, net                      5,360            (9,502)
                                                 ------------      ------------
                                                      22,005            59,182


            NET INCOME                               $53,429           $51,174
                                                ============       ============

Earnings per common share:
      Basic and diluted                                $0.00             $0.00

Weighted average shares outstanding:
      Basic                                       11,603,963        11,603,963
      Diluted                                     11,603,963        11,906,463


The accompanying notes are an integral part of the financial statements.

ITEM #1 FINANCIAL STATEMENTS				PART I - FINANCIAL INFORMATION

		OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
			CONSOLIDATED STATEMENTS OF CASH FLOWS
					(UNAUDITED)

                                                      THREE MONTHS ENDED
                                                  March 31,          March 31,
                                                    2001               2000
                                                ------------       ------------
Operating activities:
  Net income                                        $53,429            $51,174
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Bad debt expense                                 28,671             20,000
    Depreciation and amortization                    82,717             64,213
    Loss on disposal of assets                        6,286                -
    (Increase) decrease in operating assets and
     increase (decrease) in operating liabilities:
      Accounts receivable                           653,936            466,926
      Costs on uncompleted projects applicable
       to future billings                           138,582            (12,307)
      Billings and estimated profit in excess
       of costs on uncompleted contracts           (183,146)          (357,540)
      Prepaid expenses and other assets            (104,476)            30,469
      Accounts payable and accrued expenses        (375,703)           (98,424)
                                                ------------       ------------
  Net cash provided by operating activities         300,296            164,511
                                                ------------       ------------
Investing activities:
  Purchase of property and equipment                (29,052)            (3,000)
                                                ------------       ------------
    Net cash used in investing activities           (29,052)            (3,000)
                                                ------------       ------------
Financing activities:
  Cash overdraft                                    (15,795)            80,972
  Proceeds from notes payable to banks and
    current and long-term borrowings, net
    of financing costs                            1,133,836            821,485
  Principal payments on current and
    long-term borrowings                         (1,390,413)        (1,070,735)
                                                ------------       ------------
     Net cash used in financing activities         (272,372)          (168,278)
                                                ------------       ------------

Decrease in cash and cash equivalents                (1,128)            (6,767)

Cash and cash equivalents at beginning of period      6,249             15,034
                                                ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $5,121             $8,267
                                                ============       ============
Non-cash items
  Equipment purchased through bank and
    other financing sources                         $67,899               $-

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

Item 1. Financial Statements.

OP-TECH ENVIRONMENTAL SERVICES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

	The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, quarterly results include all adjustments (consisting of only normal recurring adjustments) that the Company considers necessary for a fair presentation of such information for interim periods.

	The unaudited financial statements include the accounts of the Company and its subsidiary. All material intercompany transactions and balances have been eliminated in consolidation.

2. Revenue Recognition

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

3. Related Party Transactions

	The Company purchased technical, accounting, and consulting services and rented certain office space from a shareholder and its affiliates. The costs for these services amounted to $1,876 and $26,764 for the three months ended March 31, 2001 and 2000, respectively.

	Additionally, the Company provided $12,905 and $34,292 of remediation, sub-contract support and project services to a shareholder and its affiliates for the three months ended March 31, 2001 and 2000, respectively. Services provided were at competitive rates, which were bid on a project-by-project basis.

	The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company. The costs for these services amounted to approximately $156,000 and $206,000 for the three months ended March 31, 2001 and 2000, respectively. This decrease was primarily due to the fact that the Company performed fewer asbestos projects requiring union labor when comparing the first three months of 2001 to the same period in 2000. The costs for these services were comparable to those which would have been charged by a provider of labor services with no relationship to the Company.

4. Earnings per Share

	Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options and stock warrants during the period.

5. Casualty Gain

	On January 21, 2001, a fire destroyed the offices of the Massena, NY branch. As of March 31, 2001, insurance proceeds had been received in the amount of $50,127 related to the insured replacement value of the property that was destroyed. It is expected that additional insurance proceeds of approximately $260,000 will be received in the second quarter of 2001.
The total of all proceeds received will be used to replace the destroyed building and contents at substantially the same cost. A loss on disposal of assets, representing the net book value of all the destroyed assets as of the date of the fire, was recorded in the amount of $6,286. Accordingly, the Company realized a casualty gain of $43,841 as a result of proceeds collected to date.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


LIQUIDITY AND CAPITAL RESOURCES

	At March 31, 2001, the Company had cash and cash equivalents of $5,121 as compared to $6,249 at December 31, 2000.

	At March 31, 2001, the Company had a working capital deficit of $628,883 compared to a deficit of $660,418 at December 31, 2000, with a current ratio of .84 to 1 at March 31, 2001 and .86 to 1 at December 31, 2000. The
Company's working capital deficit is primarily attributable to the fact that the terms of the Company's revolving loan required the outstanding borrowings on the loan to be classified as a current liability at March 31, 2001 and December 31, 2000.

	For the three months ended March 31, 2001, the Company's net cash provided by operations was $300,296 compared to net cash provided by operations of $164,511 during the three months ended March 31, 2000. The increase in operating cash is primarily due to the Company's improved collections of accounts receivable, partially offset by a paydown of accounts payable.

	The Company's net cash used in investing activities of $29,052 during the first three months of the year was attributable to the purchase of various field and office equipment.

	Cash used in financing activities was $272,372, which was primarily due to the net paydown of the Company's line of credit as a result of the cash provided by operating activities.

	As of March 31, 2001, the Company had a loan agreement that provided for borrowings up to $2,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. As of March 31, 2001, borrowing against the revolving loan aggregated
$1,629,405. Subsequent to March 31, 2001, the loan was renewed and is payable on January 31, 2002. The loan is guaranteed by a shareholder for an amount not to exceed $500,000.

	During the first three months of 2001, all principal payments on the Company's debt were made within payment terms.

	The Company expects, based on its efforts to improve operating results and the continued availability of its line of credit, that it will be able to meet obligations as they come due.

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

	In 1996, the Company reclassified the Massena Property to Assets Held for Sale, at which time the property had a carrying value of approximately $1.9 million. Due to the uniqueness of the Facility, it has been difficult to find an alternative use for it or to sell the property. Due to the significance of the carrying value of the property, in March of 1997, management obtained an independent third party appraisal to support its carrying value. Such appraisal included an evaluation of similar sales plus a pending transaction at the time. The appraisal also included an evaluation of the time frame during which a sale would be expected. Based upon the appraisal report and an estimate of the costs to sell, management recognized an impairment of $308,377 on the property during 1997. The Company obtained a current independent real estate appraisal of the property in January of 2000. Based upon the results of the appraisal, the Company recognized an 2001. impairment charge of $825,427 during the fourth quarter of 1999. As of 2002. December 31, 2000, the carrying value, which management believes is properly stated at fair market value less disposal costs, of the property is $780,000.

RESULTS OF OPERATIONS


BILLINGS

	The Company's project billings for the first quarter of 2001 increased 6% to $2,869,570 from $2,717,158 for the first quarter of 2000.

	When comparing the first three months of 2001 to the same period in 2000, the overall increase in billings is due to several factors. Revenues from spill response and transportation and disposal increased approximately
$466,000 and $162,000 respectively. The increase in the spill response and transportation and disposal service lines is primarily due to the fact that the Company's two-year emergency spill response contract with the New York
State Department of Environmental Conservation began in October of 1999, and had not yet produced the volume in the first quarter of 2000 that the Company experienced during the first quarter of 2001. These increases were offset by decreases in revenues from tank removal, cleaning and installation projects totaling approximately $307,000. This decrease is attributable to the completion of several large tank removal and installation projects during the first three months of 2000. The Company also experienced a decrease in revenue from asbestos remediation projects of approximately $97,000. As part of the Company's plan to refocus its efforts on lines of work that are more profitable, the Company is no longer pursuing tank installation work and is being more selective in bidding on asbestos remediation projects.


PROJECT COSTS AND GROSS MARGIN

	Project costs for the first quarter of 2001 increased 2% to $1,974,643 from $1,938,795 for the same period in 2000. Project costs as a percentage of revenues were 69% and 71% for the three months ended March 31, 2001 and 2000, respectively. Gross margin for the first quarter of 2001 increased to 31% from 29% for the same period in 2000.

	As a result of increased billings, project costs also increased. The increase in the gross margin is partly due to the Company performing fewer public projects, particularly tank installation and large asbestos remediation projects, when comparing the first quarter of 2001 to the same period in These projects typically produce lower gross margins than bid work and spill response projects. The increase in the gross margin is also attributable to the Company performing more work on a time-and-material basis. Time-and-material work typically produces higher margins than bid work.

SELLING, GENERAL,  ADMINISTRATIVE AND INTEREST EXPENSES

Selling, general and administrative expenses ("SG&A") for the quarter ended March 31, 2001 increased 23% to $819,493 from $668,007 for the same period in 2000. SG&A as a percentage of revenues increased to 29% versus 25% for the 2001. three months ended March 31, 2000.

When comparing the first three months of 2001 to the same period in 2000, the overall increase in SG&A is due to several factors. First, Payroll expense and related payroll taxes and benefits, increased $66,828. During the fourth quarter of 2000 and the first quarter of 2001, several new employees were added in the Plattsburgh, Albany, Rochester, NY and Edison, NJ branch offices. Each of these offices added new employees as a result of increased sales volume and long-term growth plans. As is customary in adding new employees, it takes approximately six months for a new employee to meet the company's chargeability goals as set forth in the operating budget. Second, occupancy expense increased $28,590, primarily due to the relocation of the Albany, NY and Braintree, MA branches to larger offices with higher rent than the previous locations. Third, Professional fees increased $15,740 primarily due to various fees paid to consultants and others during the first three months of 2001 that were not paid in the same period of 2000 as well as an increase in the monthly accruals related to legal and audit fees. Fourth, Depreciation expense increased $18,065 primarily due to the purchase of several large field vehicles subsequent to March 31, 2000.

INTEREST EXPENSE

	Interest expense for the three months ended March 31, 2001 decreased 12% to $60,486 from $68,684 for the same period in 2000. The decrease in interest expense was primarily due to the decrease in the Company's average outstanding balance on the revolving loan as well as a lower average principal balance owed on long-term debt.

  CASUALTY GAIN

	On January 21, 2001, a fire destroyed the offices of the Massena, NY branch. As of March 31, 2001, insurance proceeds had been received in the amount of $50,127 related to the insured replacement value of the property that was destroyed. It is expected that additional insurance proceeds of approximately $260,000 will be received in the second quarter of 2001. The total of all proceeds received will be used to replace the destroyed building and contents at substantially the same cost. A loss on disposal of assets, representing the net book value of all the destroyed assets as of the date of the fire, was recorded in the amount of $6,286. Accordingly, the Company realized a casualty gain of $43,841 as a result of proceeds collected to date.

   NET INCOME

	The net income for the three months ended March 31, 2001 was $53,429, or $0.00 per share (basic and diluted), compared to net income of $51,174, or $0.00 per share (basic and diluted), for the same period in 2000.


Item 3. Quantitative and Qualitative Disclosure About Market Risk.

	There were no material changes in the Company's market risk or market risk strategies during the quarter ended March 31, 2001.

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

                     None


Item 5.  Other Information.

                     None


Item 6. Exhibits and Reports on Form 8-K.

		A report on Form 8-K was filed on January 31, 2001 to announce the resignation of a Director from the Company's Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OP-TECH Environmental Services, Inc.
(Registrant)



Date: May 15, 2001    	/s/ Christopher J. Polimino
	                	Christopher J. Polimino, President, Chief Executive
				Officer and Chief Accounting Officer