Form 10-Q
period 2001-06-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2001-08-14
CIK 858748

______________________________________________________________________________

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2001

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

	                         Yes   X   or No

	                 APPLICABLE ONLY TO CORPORATE ISSUERS:
	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2001: 11,603,963

______________________________________________________________________________

                                    INDEX




	          OP-TECH Environmental Services, Inc. and Subsidiary


PART I.               FINANCIAL INFORMATION                           Page No.


  Item 1.  Financial Statements

           Consolidated Balance Sheets
           -June 30, 2001 (Unaudited) and December 31, 2000 (Audited).......3

           Consolidated Statements of Operations
           -Three months ended June 30, 2001 and June 30, 2000 (Unaudited)
           -Six months ended June 30, 2001 and June 30, 2000 (Unaudited)....4

           Consolidated Statements of Cash Flows
           -Six months ended June 30, 2001 and June 30, 2000 (Unaudited)....5

           Notes to Consolidated Financial Statements (Unaudited)...........6


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................9


  Item 3.  Quantitative and Qualitative Disclosure About Market Risk ......13


PART II.   OTHER INFORMATION ..............................................14


           SIGNATURES .....................................................15

ITEM #1 FINANCIAL STATEMENTS                 PART I - FINANCIAL INFORMATION

                  OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
                              CONSOLIDATED BALANCE SHEETS

                                                    (UNAUDITED)
                                                      June 30,    December 31,
                                                        2001          2000
                                                   ------------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents                        $     5,546    $     6,249
  Accounts receivable (net of allowance for
    doubtful accounts of approximately $115,000
    and $121,000, respectively)
      Unaffiliated parties                           3,155,134      3,032,746
      Affiliated parties                                 6,676         23,250
                                                   ------------   ------------
                                                     3,161,810      3,055,996
  Costs on uncompleted projects
    applicable to future billings                      301,875        633,178
  Prepaid expenses and other assets                    463,271        265,817
                                                   ------------   ------------
        Total Current Assets                         3,932,502      3,961,240
                                                   ------------   ------------
Property and equipment, net                          1,047,861        993,037
Assets held for sale                                   780,000        780,000
Other assets                                            18,713            -
                                                   ------------   ------------
        Total Assets                               $ 5,779,076    $ 5,734,277
                                                   ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Cash overdraft                                   $   231,744    $   205,208
  Line of credit borrowing                           1,765,230      1,779,315
                                                   ------------   ------------
                                                     1,996,974      1,984,523

  Accounts payable:
    Unaffiliated parties                               793,328      1,380,010
    Affiliated parties                                  19,666         21,484
                                                   ------------   ------------
                                                       812,994      1,401,494
  Billings in excess of costs and estimated
    profit on uncompleted projects                     582,018        552,174
  Accrued expenses and other liabilities               516,116        424,725
  Current portion of long-term debt and obligations
    under capital leases                               320,923        258,742
                                                   ------------   ------------
        Total Current Liabilities                    4,229,025      4,621,658
                                                   ------------   ------------
Long-term debt and obligations under capital leases	 358,793        394,317

Shareholders' Equity:
  Common stock, par value $.01 per share;
    authorized 20,000,000 shares; 11,603,963
    shares outstanding as of June 30, 2001
    and December 31, 2000                              116,040        116,040
  Additional paid-in capital                         7,787,152      7,787,152
  Accumulated deficit                               (6,711,934)    (7,184,890)
                                                   ------------   ------------
        Total Shareholders' Equity                   1,191,258        718,302
                                                   ------------   ------------
        Total Liabilities and Shareholders' Equity $ 5,779,076    $ 5,734,277
                                                   ============   ============

The accompanying notes are an integral part of the financial statements.

ITEM #1 FINANCIAL STATEMENTS                 PART I - FINANCIAL INFORMATION


                OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                 June 30,    June 30,    June 30,    June 30,
                                   2001        2000        2001        2000
                                ----------  ----------  ----------  ----------

Revenues:
 Project billings and services  $3,378,960  $3,377,878  $6,248,529  $6,095,037
 Project costs                   2,391,552   2,461,996   4,366,195   4,400,792
                                ----------  ----------  ----------  ----------
  Gross margin                     987,408     915,882   1,882,334   1,694,245

Selling, general and
 administrative expenses:
  Payroll expense and related
   payroll taxes and benefits      447,415     391,093     930,055     806,904
   Depreciation                     80,009      62,633     160,708     125,266
   Occupancy                        98,068      88,047     200,781     162,170
   Professional Services            56,057      43,981     107,834      80,020
   Office expense                   39,419      45,980      90,757      85,917
   Other expense                    46,261      46,061      96,587      85,525
                                ----------  ----------  ----------  ----------
    Total selling, general and
     administrative expense        767,229     677,795   1,586,722   1,345,802


    Operating income               220,179     238,087     295,612     348,443

Other income and (expense):
   Interest expense                (56,748)    (61,912)   (117,234)   (130,596)
   Casualty gain from insurance
    proceeds, net (Note 5)         258,040         -       301,881         -
   Other income (expense), net      (1,942)     (2,906)     (7,303)      6,596
                                 ----------  ----------  ----------  ----------
                                   199,350     (64,818)    177,344    (124,000)

    NET INCOME                    $419,528    $173,269    $472,956    $224,443
                                 ==========  ==========  ==========  ==========


Earnings per common share - basic
  and diluted                        $0.04       $0.01       $0.04       $0.02

Weighted average shares outstanding:
    Basic                       11,603,963  11,603,963  11,603,963  11,603,963
    Diluted                     11,603,963  11,906,463  11,603,963  11,906,463


The accompanying notes are an integral part of the financial statements.

ITEM #1 FINANCIAL STATEMENTS                 PART I - FINANCIAL INFORMATION



            OP-TECH ENVIRONMENTAL SERVICES, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                        SIX MONTHS ENDED
                                                     June 30,       June 30,
                                                       2001           2000
                                                   ------------   ------------
Operating activities:
 Net income                                        $   472,956    $   224,443
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                      166,003        128,422
    Gain on insurance proceeds from loss
     on real property                                 (301,881)           -
     (Increase) decrease in operating assets and
      increase (decrease) in operating liabilities:
       Accounts receivable                            (105,814)       359,576
       Costs on uncompleted projects applicable to
        future billings                                331,303       (228,286)
       Billings and estimated profit in excess of
        costs of uncompleted contracts                  29,844       (460,966)
       Prepaid expenses and other assets               (58,643)        29,368
       Accounts payable and accrued expenses          (497,109)      (187,553)
                                                   ------------   ------------
Net cash provided by (used in) operating activities     36,659       (134,996)
                                                   ------------   ------------

Investing activities:
   Purchase of property and equipment                 (158,564)        (3,833)
   Insurance proceeds from loss on real property       308,167            -
                                                   ------------   ------------
Net cash provided by (used in) investing activities    149,603         (3,833)
                                                   ------------   ------------

Financing activities:
  Cash overdraft                                        26,536        (28,363)
  Proceeds from notes payable to banks and current
   and long-term borrowings, net of financing costs  2,505,245      2,297,828
  Principal payments on current and
    long-term borrowings                            (2,718,746)    (2,141,476)
                                                   ------------   ------------
Net cash (used in) provided by financing activities   (186,965)       127,989
                                                   ------------   ------------

Decrease in cash and cash equivalents                     (703)       (10,840)

Cash and cash equivalents at beginning of period         6,249         15,034
                                                   ------------   ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $     5,546    $     4,194
                                                   ============   ============

Non-cash item:
  Non-cash financing of insurance                  $   158,174    $    26,053
  Equipment financed through bank
    and other financing sources                         67,899            -


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

2.	The timing of revenues is dependent on the Company's backlog, contract awards, and the performance requirements of each contract. The Company's revenues are also affected by the timing of its clients' planned remediation work as well as the timing of unplanned emergency spills. Historically, planned remediation work generally increases during the third and fourth quarters. Although the Company believes that the historical trend in quarterly revenues for the third and fourth quarters of each year are generally higher than the first and second quarters, there can be no assurance that this will occur in future periods. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

3.	The Company purchased technical, accounting, and consulting services and rented certain office space from a shareholder and its affiliates. The costs for these services amounted to $35,438 and $35,013 for the six months ended
June 30, 2001 and 2000, respectively.

	Additionally, the Company provided $18,292 and $70,719 of remediation, sub-contract support and project services to a shareholder and its affiliates for the six months ended June 30, 2001 and 2000, respectively. Services provided were at competitive rates, which were bid on a project-by-project basis.

	The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company. The costs for these services amounted to approximately $334,000 and $356,000 for the six months ended June 30, 2001 and 2000, respectively. The costs for these services were comparable to those which would have been charged by a provider of labor services with no relationship to the Company.

4.	On June 21, 2001, the Company signed a commitment letter with a different financial institution that will provide for borrowings on three different loans. A revolving line of credit, payable on May 31, 2003, will provide up to $2,200,000 for working capital requirements. An equipment line of credit, payable on May 31, 2002, will provide up to $200,000 for the financing of new equipment purchases. A term note, amortized over a five-year period, will provide $750,000 to consolidate several existing equipment loans. All three loans are collateralized by all accounts receivable, inventory and equipment now owned or acquired later, incur an interest rate of prime plus 1.25 percent, are subject to certain restrictive financial covenants, and are subject to default if there is a material adverse change in the financial or economic condition of the Company. The revolving line of credit and term loan were funded on August 1, 2001 to pay off the existing debt held by the former financial institutions.

5. Earnings per Share

	Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options and stock warrants during the period.

6. Casualty Gain

	On January 21, 2001, a fire destroyed the offices of the Massena, NY branch. As of June 30, 2001, insurance proceeds had been received in the amount of $308,167 related to the insured replacement value of the property that was destroyed. The proceeds received will be used to replace the destroyed building and contents at substantially the same cost. A loss on disposal of assets, representing the net book value of all the destroyed assets as of the date of the fire, was recorded in the amount of $6,286. Accordingly, the Company realized a casualty gain of $301,881 as a result of the proceeds collected.

                       PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      LIQUIDITY AND CAPITAL RESOURCES

	At June 30, 2001, the Company had cash and cash equivalents of $5,546 as compared to $6,249 at December 31, 2000.

	At June 30, 2001, the Company had a working capital deficit of $296,523 compared to a deficit of $660,418 at December 31, 2000, with a current ratio of .93 to 1 at June 30, 2001 and .86 to 1 at December 31, 2000. The Company's working capital deficit is primarily attributable to the fact that the terms of the Company's revolving loan required the outstanding borrowings on the loan to be classified as a current liability at June 30, 2001 and December 31, 2000.

	For the six months ended June 30, 2001, the Company's net cash provided by operations was $36,659 compared to net cash used in operations of $134,996 during the six months ended June 30, 2000. The increase in operating cash is primarily due the Company's increased profitability and a net decrease in work-in-process, partially offset by a paydown of accounts payable.

	The Company's net cash provided by investing activities of $149,603 during the first six months of the year was attributable to a casualty gain on insurance proceeds offset by the purchase of various field and office equipment as well as the construction of a replacement building for the Massena, NY branch office.

	Cash used in financing activities was $186,965, which was primarily due to the timing of paydowns and cash advances on the Company's line of credit, as well as a net paydown of long-term debt.

	As of June 30, 2001, the Company had a loan agreement that provided for borrowings up to $2,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. As of June 30, 2001, borrowing against the revolving loan aggregated $1,765,230. The loan is payable on January 31, 2002, and is guaranteed by a shareholder for an amount not to exceed $500,000.

	On June 21, 2001, the Company signed a commitment letter with a different financial institution that will provide for borrowings on three different loans. A revolving line of credit, payable on May 31, 2003, will provide up to $2,200,000 for working capital requirements. An equipment line of credit, payable on May 31, 2002, will provide up to $200,000 for the financing of new equipment purchases. A term note, amortized over a five-year period, will provide $750,000 to consolidate several existing equipment loans. All three loans are collateralized by all accounts receivable, inventory and equipment now owned or acquired later, incur an interest rate of prime plus 1.25 percent, are subject to certain restrictive financial covenants, and are subject to default if there is a material adverse change in the financial or economic condition of the Company. The revolving line of credit and term loan were funded on August 1, 2001 to pay off the existing debt held by the former financial institutions.

	During the first six months of 2001, all principal payments on the Company's debt were made within payment terms.

	The Company expects, based on its efforts to improve operating results and the continued availability of its line of credit, that it will be able to meet obligations as they come due.



THE MASSENA PORT FACILITY

	The Massena Port Facility is a former oil tank farm that is located on the St. Lawrence River in Massena, NY. The property is improved with several buildings and a deep water docking facility for large ocean going ships. Currently, the Company uses the property for its Massena branch office headquarters, equipment storage and its Aqueous Treatment/360 Facility. The property has been held for sale since 1996, during which time the carrying value has been reduced from $1,900,000 to $780,000.

	The Company is planning to remove the remaining oil tanks in the third quarter of 2001 to improve the property's marketability. Management believes that the cost of the tank removal will not exceed $25,000

                              RESULTS OF OPERATIONS

                                    BILLINGS

	The Company's project billings for the second quarter of 2001 increased less than 1% to $3,378,960 from $3,377,878 for the second quarter of 2000.
For the six-month period ended June 30, 2001, the Company's billings have increased 3% to $6,248,529 from $6,095,037 for the same period in 2000.

	When comparing the six-month period ended June 30, 2001 to the same period in 2000, the overall increase in billings is due to several factors. Revenues from spill response increased approximately $1,324,000. The increase in revenues from the spill response service line is primarily due to the fact that the Company's two-year emergency spill response contract with the New
York State Department of Environmental Conservation began in October of 1999, and had not yet produced the volume in the first six months of 2000 that the Company experienced during the first six months of 2001. This increase was offset by decreases in revenues from tank removal, cleaning and installation projects totaling approximately $375,000. This decrease is attributable to the performance of several large tank removal and installation projects during the first six months of 2000. The Company experienced a decrease in revenue from transportation and disposal of approximately $522,000 due to the completion of one large transportation and disposal project in the second quarter of 2000. The Company also experienced a decrease in revenue from asbestos remediation projects of approximately $274,000. As part of the Company's plan to refocus its efforts on lines of work that are more profitable, the Company is no longer pursuing tank installation work and is being more selective in bidding on asbestos remediation projects.

                         PROJECT COSTS AND GROSS MARGIN

	Project costs for the second quarter of 2001 decreased 3% to $2,391,552 from $2,461,996 for the same period in 2000. Project costs as a percentage of revenues were 71% and 73% for the quarter ended June 30, 2001 and 2000, respectively. Gross margin for the second quarter of 2001 increased to 29% from 27% for the same period in 2000.

	For the six month period ended June 30, 2001, project costs decreased 1% to $4,366,195 from $4,400,792 for the six months ended June 30, 2000. Project costs as a percentage of revenues were 70% and 72% for the six months ended
June 30, 2001 and 2000, respectively. Gross margin for the six months ended June 30, 2001 increased to 30% from 28% for the same period in 2000

	The increase in the gross margin is partly due to the Company performing fewer public projects, particularly tank installation and large asbestos remediation projects, when comparing the first six months of 2001 to the same period in 2000. These projects typically produce lower gross margins than bid work and spill response projects. The increase in the gross margin is also attributable to the Company performing more work on a time-and-material basis. Time-and-material work typically produces higher margins than bid work.

            SELLING, GENERAL,  ADMINISTRATIVE AND INTEREST EXPENSES

	Selling, general and administrative expenses ("SG&A") for the quarter ended June 30, 2001 increased 13% to $767,229 from $677,795 for the same period in 2000. For the six month period ended June 30, 2001, SG&A increased 18% to $1,586,722 from $1,345,802 for the same period in 2000. SG&A as a percentage of revenues increased to 25% versus 22% for the six months ended June 30, 2000.

	When comparing the first six months of 2001 to the same period in 2000, the overall increase in SG&A is due to several factors. First, Payroll expense and related payroll taxes and benefits increased $123,151. During the fourth quarter of 2000 and the first quarter of 2001, several new employees were added in the Plattsburgh, Albany, Rochester, NY and Edison, NJ branch offices. Each of these offices added new employees as a result of increased sales volume and long-term growth plans. As is customary in adding new employees, it takes approximately six months for a new employee to meet the company's chargeability goals as set forth in the operating budget. Second, occupancy expense increased $38,611, primarily due to the relocation of the Albany, NY and Boston, MA branches to larger offices with higher rent than the previous locations.
Third, Professional fees increased $27,814 primarily due to various fees paid to consultants and others during the first six months of 2001 that were not paid in the same period of 2000 as well as an increase in the monthly accruals related to legal and audit fees. Fourth, Depreciation expense increased $35,442 primarily due to the purchase of several large field vehicles subsequent to March 31, 2000.

                             INTEREST EXPENSE

	Interest expense for the six months ended June 30, 2001 decreased 10% to $117,234 from $130,596 for the same period in 2000. The decrease in interest expense was primarily due to a lower average principal balance owed on long-term debt as well as a decrease in the average interest rate incurred on the revolving loan and long-term debt when comparing the six months ended June 30, 2001 with the same period in 2000.

                               CASUALTY GAIN

	On January 21, 2001, a fire destroyed the offices of the Massena, NY branch. As of June 30, 2001, insurance proceeds had been received in the amount of $308,167 related to the insured replacement value of the property that was destroyed. The proceeds received will be used to replace the destroyed building and contents at substantially the same cost. A loss on disposal of assets, representing the net book value of all the destroyed assets as of the date of the fire, was recorded in the amount of $6,286. Accordingly, the Company realized a casualty gain of $301,881 as a result of the proceeds collected.

                                NET INCOME

	The net income for the six months ended June 30, 2001 was $472,956, or $0.04 per share (basic and diluted), compared to net income of $224,443, or $0.02 per share (basic and diluted), for the same period in 2000.



Item 3. Quantitative and Qualitative Disclosure About Market Risk.

	There were no material changes in the Company's market risk or market risk strategies during the quarter ended June 30, 2001.

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

                     None


Item 5.  Other Information.

                     None


Item 6. Exhibits and Reports on Form 8-K.

		         No reports on Form 8-K were filed during the quarter ended
                     June 30, 2001.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    OP-TECH Environmental Services, Inc.
                               (Registrant)



Date: August 14, 2001  /s/ Christopher J. Polimino
                           Christopher J. Polimino, President, Chief Executive
                             Officer and Chief Accounting Officer