Form 10-Q
period 2001-09-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2001-11-14
CIK 858748

_____________________________________________________________________________

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                  FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2001

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

	                       Yes   X   or No

	                APPLICABLE ONLY TO CORPORATE ISSUERS:
	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2000 11,703,963

_____________________________________________________________________________

           OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiary

                                       INDEX



PART I.  FINANCIAL INFORMATION                                        Page No.


 Item 1. Financial Statements

         Consolidated Balance Sheets
         -September 30, 2001 (Unaudited) and December 31, 2000 (Audited).... 3

         Consolidated Statements of Operations
         -Three months ended September 30, 2001 and September 30, 2000
          (Unaudited)
         -Nine months ended September 30, 2001 and September 30, 2000
          (Unaudited)........................................................4

         Consolidated Statements of Cash Flows
         -Nine months ended September 30, 2001 and September 30, 2000
         (Unaudited).........................................................5

         Notes to Consolidated Financial Statements (Unaudited)..............6


 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................9


 Item 3. Quantitative and Qualitative Disclosure About Market Risk..........13


PART II. OTHER INFORMATION..................................................14


         SIGNATURES ........................................................15

ITEM #1 FINANCIAL STATEMENTS                    PART I - FINANCIAL INFORMATION

         OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS

                                                    (UNAUDITED)
                                                    September 30, December 31,
                                                        2001          2000
                                                    ------------  ------------
ASSETS
Current Assets:
  Cash and cash equivalents                         $     5,559   $     6,249
  Accounts receivable (net of allowance for
    doubtful accounts of approximately
    $145,000 and $121,000, respectively)
      Unaffiliated parties                            3,989,905     3,032,746
      Affiliated parties                                  5,440        23,250
                                                    ------------  ------------
                                                      3,995,345     3,055,996

  Costs on uncompleted projects applicable
    to future billings                                  407,355       633,178
  Prepaid expenses and other assets                     352,303       265,817
                                                    ------------  ------------
        Total Current Assets                          4,760,562     3,961,240

Property and equipment, net                           1,406,858       993,037
Assets held for sale                                    480,000       780,000
Other assets                                             18,344           -
                                                    ------------  ------------
        Total Assets                                $ 6,665,764   $ 5,734,277
                                                    ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Cash overdraft                                    $   284,105   $   205,208
  Line of credit borrowing                                  -       1,779,315
                                                    ------------  ------------
                                                        284,105     1,984,523
  Accounts payable:
    Unaffiliated parties                              1,402,566     1,380,010
    Affiliated parties                                   10,108        21,484
                                                    ------------  ------------
                                                      1,412,674     1,401,494

  Billings in excess of costs and estimated profit
    on uncompleted projects                             484,704       552,174
  Accrued expenses and other liabilities                359,210       424,725
  Current portion of long-term debt and obligations
    under capital leases                                288,186       258,742
                                                    ------------  ------------
        Total Current Liabilities                     2,828,879     4,621,658

Long-term debt and obligations under capital leases     718,768       394,317
Line of credit borrowing                              2,084,308           -
                                                    ------------  ------------
        Total Liabilities                             5,631,955     5,015,975
                                                    ------------  ------------

Shareholders' Equity:
  Common stock, par value $.01 per share;
    authorized 20,000,000 shares; 11,703,963
    and 11,603,963 shares outstanding as of
    September 30, 2001 and December 31, 2000            117,040       116,040
  Additional paid-in capital                          7,791,152     7,787,152
  Accumulated deficit                                (6,874,383)   (7,184,890)
                                                    ------------  ------------
        Total Shareholders' Equity                    1,033,809       718,302
                                                    ------------  ------------
        Total Liabilities and Shareholders' Equity  $ 6,665,764   $ 5,734,277
                                                    ============  ============

The accompanying notes are an integral part of the financial statements.

ITEM #1 FINANCIAL STATEMENTS                    PART I - FINANCIAL INFORMATION

       OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)

                             THREE MONTHS ENDED           NINE MONTHS ENDED
                           Sept. 30,     Sept. 30,     Sept. 30,     Sept. 30,
                             2001          2000          2001          2000
                        ------------  ------------  ------------  ------------
Revenues:
 Project billings
   and services         $ 3,664,400   $ 3,358,271   $ 9,912,929   $ 9,453,308
 Project costs            2,738,364     2,422,621     7,104,559     6,823,414
                        ------------  ------------  ------------  ------------
     Gross margin           926,036       935,650     2,808,370     2,629,894

Selling, general and
 administrative expenses:
  Payroll expense and
   related payroll taxes
   and benefits             456,240       406,254     1,386,295     1,226,349
  Depreciation               89,544        64,211       250,252       211,497
  Occupancy                  93,680        85,035       294,460       247,205
  Professional Services      38,489        50,563       146,325       130,583
  Office expense             41,126        50,783       131,883       136,700
  Provision for impairment
   of long-lived assets     300,000           -         300,000           -
  Other expense              20,594        44,403       117,180        94,716
                        ------------  ------------  ------------  ------------
   Total selling, general
    and administrative
    expense               1,039,673       701,249     2,626,396     2,047,050

   Operating income (loss) (113,637)      234,401       181,974       582,844

Other income and (expense):
  Interest expense          (53,843)      (70,826)     (171,077)     (201,422)
  Casualty gain from
   insurance proceeds,
   net (Note 5)                 -             -         301,881           -
  Other income
   (expense), net             5,032        (1,655)       (2,271)        4,941
                        ------------  ------------  ------------  ------------
                            (48,811)      (72,481)      128,533      (196,481)

      NET INCOME (LOSS) $  (162,448)  $   161,920   $   310,507   $   386,363
                        ============  ============  ============  ============

Earnings (loss) per common
  share - basic and diluted  $(0.01)        $0.01         $0.03         $0.03

Weighted average
 shares outstanding:
   Basic                 11,669,963    11,603,963    11,626,185    11,603,963
   Diluted               11,669,963    11,906,463    11,626,185    11,906,463


The accompanying notes are an integral part of the financial statements.

ITEM #1 FINANCIAL STATEMENTS                    PART I - FINANCIAL INFORMATION

      OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                  September 30,  September 30,
                                                     2001            2000
                                                  -------------  -------------
Operating activities:
 Net income                                       $    310,507   $    386,363
  Adjustments to reconcile net income to net cash
   (used in) provided by operating activities:
    Depreciation and amortization                      258,824        192,633
    Provision for impairment of long-lived assets      300,000            -
    Gain on insurance proceeds from loss
     on real property                                 (301,881)           -
    Loss on disposal of asset                            1,167            -
    (Increase) decrease in operating assets and
    increase (decrease) in operating liabilities:
     Accounts receivable                              (939,349)       436,009
     Costs on uncompleted projects applicable to
      future billings                                  225,823       (413,944)
     Billings and estimated profit in excess of costs
      of uncompleted contracts                         (67,470)      (456,660)
     Prepaid expenses and other assets                  52,325         65,764
     Accounts payable and accrued expenses             (54,335)      (138,603)
                                                    -----------    -----------
 Net cash (used in) provided by operating activities  (214,389)        71,562
                                                    -----------    -----------

Investing activities:
 Purchase of property and equipment                   (523,601)        (8,596)
 Insurance proceeds from loss on real property         308,167            -
                                                    -----------    -----------
Net cash used in investing activities                 (215,434)        (8,596)
                                                    -----------    -----------

Financing activities:
 Cash overdraft                                         78,897        145,485
 Proceeds from issuance of common stock                  5,000            -
 Proceeds from notes payable to banks and current
  and long-term borrowings, net of financing costs   4,947,958      3,197,312
 Principal payments on current and
  long-term borrowings                              (4,602,722)    (3,414,159)
                                                    -----------    -----------
Net cash provided by (used in) financing activities    429,133        (71,362)
                                                    -----------    -----------

Decrease in cash and cash equivalents                     (690)        (8,396)

Cash and cash equivalents at beginning of period         6,249         15,034

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $    5,559     $    6,638
                                                    ===========    ===========

Non-cash item:
  Non-cash financing of insurance                   $  158,174     $   26,055
  Equipment financed through bank and
    other financing sources                         $  155,478     $   36,076


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


Item 1. Financial Statements.

         OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

3 Related Party Transactions

	The Company purchased technical, accounting, and consulting services and rented certain office space from a shareholder and its affiliates. The costs for these services amounted to $37,339 and $43,161 for the nine months ended September 30, 2001 and 2000, respectively.

	Additionally, the Company provided $22,532 and $121,636 of remediation, sub-contract support and project services to a shareholder and its affiliates for the nine months ended September 30, 2001 and 2000, respectively.
Services provided were at competitive rates, which were bid on a project-by-project basis.

	The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company. The costs for these services amounted to approximately $653,000 and $531,000 for the nine months ended September 30, 2001 and 2000, respectively. The costs for these services were comparable to those which would have been charged by a provider of labor services with no relationship to the Company.

4 Earnings per Share

	Basic earnings per share is computed based on the weighted average shares outstanding. Diluted earnings per share is computed based on the weighted average shares outstanding adjusted for the dilutive effect of the assumed exercise of stock options and stock warrants during the year.

5 Casualty Gain

	On January 21, 2001, a fire destroyed the offices of the Massena, NY branch. Insurance proceeds were received in the amount of $308,167 related to the insured replacement value of the property that was destroyed. The proceeds received are being used to replace the destroyed building and contents at substantially the same cost. A loss on disposal of assets, representing the net book value of all the destroyed assets as of the date of the fire, was recorded in the amount of $6,286. Accordingly, the Company realized a casualty gain of $301,881 as a result of the proceeds collected.

6 Provision for Impairment of Long-Lived Assets

	During the third quarter of 2001, the Company recognized a provision for impairment of long-lived assets of $300,000 to reflect the carrying value of
the Massena Port Facility at the lower of cost or market.    See additional
discussion in Item 2.



                     PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                     LIQUIDITY AND CAPITAL RESOURCES

	At September 30, 2001, the Company had cash and cash equivalents of $5,559 as compared to $6,249 at December 31, 2000.

	At September 30, 2001, the Company had working capital of $1,931,683 compared to a working capital deficit of $660,418 at December 31, 2000, with a current ratio of 1.68 to 1 at September 30, 2001 and .86 to 1 at December 31, 2000. The Company's improved working capital balance is primarily attributable to the fact that the terms of the Company's revolving loan resulted in the outstanding borrowings to be classified as a long-term liability at September 30, 2001 and a current liability at December 31, 2000.

	For the nine months ended September 30, 2001, the Company's net cash used in operations was $214,389 compared to net cash provided by operations of $71,562 during the nine months ended September 30, 2000. The decrease in operating cash is primarily due to an increase in accounts receivable, partially offset by a net decrease in work-in-process.

	The Company's net cash used in investing activities of $215,434 during the first nine months of the year was attributable to the construction of a replacement building for the Massena, NY branch office as well as the purchase of various field and office equipment, offset by insurance proceeds from a loss on real property.

	Cash provided by financing activities was $429,133, which was primarily due to the timing of paydowns and cash advances on the Company's line of credit, as was necessitated by the net use of cash in operating and investing activities.

	As of September 30, 2001, the Company had a loan agreement that provided for borrowings up to $2,200,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. The loan is payable on May 31, 2003, bears interest at a rate of prime plus 1.25 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company. As of September 30, 2001, borrowing against the revolving loan aggregated $2,084,308.

	During the first nine months of 2001, all principal payments on the Company's debt were made within payment terms.

	The Company expects, based on improved operating results and the continued availability of its line of credit, that it will be able to meet obligations as they come due.


                          THE MASSENA PORT FACILITY

	The Massena Port Facility is a former oil tank farm that is located on the St. Lawrence River in Massena, NY. The property is improved with several buildings and a deep water docking facility for large ocean going ships. Currently, the Company uses the property for its Massena branch office headquarters, equipment storage and its Aqueous Treatment/360 Facility. The property has been held for sale since 1996, during which time the carrying value has been reduced from $1,900,000 to $480,000.

	During the third quarter of 2001, the Company recognized a provision for impairment of long-lived assets of $300,000 to reflect the carrying value of the Massena Port Facility at the estimated fair market value of $480,000. Management's estimation of fair market value is based upon an evaluation of existing facts and circumstances, including current real estate market conditions.

                               RESULTS OF OPERATIONS

                                     BILLINGS

	The Company's project billings for the third quarter of 2001 increased 9% to $3,664,400 from $3,358,271 for the third quarter of 2000. For the nine month period ended September 30, 2001, the Company's billings have increased
5% to $9,912,929  from $9,453,308 for the same period in 2000.

	When comparing the nine-month period ended September 30, 2001 to the same period in 2000, the overall increase in billings is due to several factors. Revenues from spill response and remediation projects increased approximately $2,083,000. The increase in revenues from the spill response service line is primarily due to the fact that the Company's two-year emergency spill response contract with the New York State Department of Environmental Conservation began in October of 1999, and had not yet produced the volume in the first nine months of 2000 that the Company experienced during the first nine months of 2001. This increase was offset by decreases in revenues from tank removal, cleaning and installation projects totaling approximately
$254,000. This decrease is attributable to the performance of several large tank removal and installation projects during the first nine months of 2000.
The Company experienced a decrease in revenue from transportation and disposal of approximately $441,000 due to the completion of one large transportation and disposal project in the second quarter of 2000. The
Company also experienced a decrease in revenue from asbestos removal projects of approximately $741,000. As part of the Company's plan to refocus its efforts on lines of work that are more profitable, the Company is no longer pursuing tank installation work and is being more selective in bidding on asbestos removal projects.


                            PROJECT COSTS AND GROSS MARGIN

	Project costs for the third quarter of 2001 increased 13% to $2,738,364 from $2,422,621 for the same period in 2000. Project costs as a percentage of revenues were 75% and 72% for the quarter ended September 30, 2001 and 2000, respectively. Gross margin for the third quarter of 2001 decreased to 25% from 28% for the same period in 2000.

	For the nine month period ended September 30, 2001, project costs increased 4% to $7,104,559 from $6,823,414 for the nine months ended September 30, 2000. Project costs as a percentage of revenues were 72% for the nine months ended September 30, 2001 and 2000. Gross margin for the nine months ended September 30, 2001, at 28%, was the same as the comparable period in 2000.

	The Company performed fewer public projects, particularly tank installation and large asbestos removal projects, when comparing the first nine months of 2001 to the same period in 2000. These projects typically produce lower gross margins than other service lines the Company offers. The Company also performed more work on a time-and-material basis. Time-and-material work typically produces higher margins than bid work. These factors were offset in the third quarter by cost overruns experienced on two jobs. The factors causing the overruns have been identified and mitigated.


               SELLING, GENERAL,  ADMINISTRATIVE AND INTEREST EXPENSES

	Selling, general and administrative expenses ("SG&A") for the quarter ended September 30, 2001 increased 48% to $1,039,673 from $701,249 for the same period in 2000. For the nine-month period ended September 30, 2001, SG&A increased 28% to $2,626,396 from $2,047,050 for the same period in 2000. SG&A as a percentage of revenues increased to 27% versus 22% for the nine months ended September 30, 2000.

	When comparing the first nine months of 2001 to the same period in 2000, the overall increase in SG&A is due mainly to a $300,000 provision for impairment of long-lived assets recognized in the third quarter of 2001.


	When comparing SG&A excluding the effect of the impairment of long-lived assets, for the quarter ended September 30, 2001, SG&A increased 6% to $739,673 from $701,249 for the same period in 2000. For the nine-month period ended September 30, 2001, SG&A increased 13% to $2,326,396 from $2,047,050 for the same period in 2000. SG&A as a percentage of revenues increased to 24% versus 22% for the nine months ended September 30, 2000.

	When comparing the first nine months of 2001 to the same period in 2000, the overall increase in SG&A, excluding the provision for impairment of long-lived assets, is due to several factors. First, payroll expense and related payroll taxes and benefits increased $159,946. During the fourth quarter of 2000 and the first quarter of 2001, several new employees were added in the Plattsburgh, Albany, Rochester, NY and Edison, NJ branch offices. Each of these offices added new employees as a result of expected increased sales volume and long-term growth plans. As is customary in adding new employees, it takes approximately six months for a new employee to meet the company's chargeability goals as set forth in the operating budget. Second, occupancy expense increased $47,255, primarily due to the relocation of the Albany, NY and Boston, MA branches to larger offices with higher rent than the previous locations. Third, depreciation expense increased $38,755 primarily due to the purchase of several large field vehicles.

                               INTEREST EXPENSE

	Interest expense for the nine months ended September 30, 2001 decreased 15% to $171,077 from $201,422 for the same period in 2000. The decrease in interest expense was primarily due to a decrease in the average interest rate incurred on the revolving loan and long-term debt when comparing the nine months ended September 30, 2001 with the same period in 2000.


                                 CASUALTY GAIN

	On January 21, 2001, a fire destroyed the offices of the Massena, NY branch. Insurance proceeds were received in the amount of $308,167 related to the insured replacement value of the property that was destroyed. The proceeds received are being used to replace the destroyed building and contents at substantially the same cost. A loss on disposal of assets, representing the net book value of all the destroyed assets as of the date of the fire, was recorded in the amount of $6,286. Accordingly, the Company realized a casualty gain of $301,881 as a result of the proceeds collected.


                               NET INCOME (LOSS)

	The net income for the nine months ended September 30, 2001 was $310,507, or $.03 per share (basic and diluted), compared to a net income of $386,363, or $.03 per share (basic and diluted), for the same period in 2000.




Item 3. Quantitative and Qualitative Disclosure About Market Risk.

	There were no material changes in the Company's market risk or market risk strategies during the quarter ended September 30, 2001.

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

                     None

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      OP-TECH Environmental Services, Inc.
                                   (Registrant)


Date: November 14, 2001  /s/ Christopher J. Polimino
                         Christopher J. Polimino, President, Chief Executive
                           Officer and Chief Accounting Officer