Form 10-K
period 2001-12-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2002-03-29
CIK 858748

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                     FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 2001

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

	The aggregate market value of the voting stock held by non-affiliates of the Company as of March 27, 2002 was $713,942 based upon the average bid and ask price of such stock on such day.

	                 APPLICABLE ONLY TO CORPORATE ISSUERS:
	Indicate the number of shares outstanding of each of the Company's classes of common stock, as of March 27, 2002. Common stock, $.01 par value.
11,703,963


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

ITEM 1. BUSINESS

General

	OP-TECH Environmental Services, Inc. and Subsidiary (the "Company"), a Delaware corporation, provides comprehensive environmental services predominately in Upstate New York, Massachusetts, Northern Pennsylvania, and New Jersey. The Company performs industrial cleaning of hazardous and non-hazardous materials and provides varying services relating to plant facility closure, including interior and exterior demolition and asbestos removal. In addition, the Company provides remediation services for sites contaminated by hazardous and non-hazardous materials and provides 24-hour emergency spill response services. The majority of the Company's revenues are derived from industrial companies and municipalities facing complex environmental clean-up problems associated with hazardous and non-hazardous materials as required by various governmental agencies. The Company's services include assessing the regulatory, technical, and construction aspects of the environmental issue, and performing the necessary remediation activities. The Company seeks to provide its clients with remedial solutions which integrate the various aspects of a project and are well-documented, practical, cost effective, and acceptable to regulatory agencies and the public.

	In December 2001, the Company's Board of Directors approved a resolution to establish OP-TECH AVIX, Inc. ("AVIX"), a newly formed, wholly-owned subsidiary of the Company, for purposes of pursuing and engaging in diversified lines of business. AVIX was formed in January 2002.


SERVICES

Transportation and Disposal Services

	The Company provides transportation of hazardous and non-hazardous wastes from customer sites to customer-designated landfills, disposal facilities, and the Company's own Aqueous Treatment/Part 360 facility. The Company also provides liquid tank truck transports equipped with vacuum pumps.

Aqueous Treatment/Part 360 Facility

	The Company operates an Aqueous Treatment/Part 360 facility at the Company's Massena, New York location. The facility provides for the consolidation of non-hazardous solids and liquids as well as the treatment of contaminated water and its eventual discharge into the St. Lawrence River. The facility services the Company, its clients, and outside vendors.

24-Hour Emergency Spill Response

	The Company undertakes environmental remediation projects on both a planned and emergency basis. Emergency response actions may develop into planned remedial action projects when soil, groundwater, buildings, or facilities are extensively contaminated. The Company has established specially trained emergency response teams. Many of the Company's decontamination and mitigation activities result from a response to an emergency situation by one of its response teams. These incidents can result from transportation accidents involving chemical or petroleum substances, fires at chemical facilities or hazardous waste sites, transformer fires or explosions involving PCBs, and other unanticipated events. The substances involved may pose an immediate threat to public health or the environment, such as possible groundwater contamination. The Company also has an agreement with the New York State Department of Environmental Conservation (NYSDEC) to provide emergency response services in Upstate New York, payment of which is guaranteed by the NYSDEC.

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

	The Company operates field offices in Syracuse, Massena, Rochester, Albany, Plattsburgh, Waverly and Buffalo, New York, as well as Rockland, Massachusetts and Edison, New Jersey. While operations in the Syracuse, Massena, Albany, Buffalo, Rockland, and Waverly offices are substantial, the Rochester, Plattsburgh and Edison operations operate at a lower volume.

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

Customers

	The Company's client base includes state agencies, industrial companies, railroads, real estate developers, auto parts manufacturers, aluminum producers, utility companies, waste disposal firms, municipalities, and engineering firms. During 2001, the Company performed services for more than 600 clients. These projects ranged from short-term (three months or less) to projects which were on-going for 12 months or more. The majority of the projects were short-term in nature and continue to provide a substantial amount of revenue for the Company. During 2001, the Company had sales of approximately $3,435,000 to a state agency, which totaled approximately 26% of the Company's revenues.

Insurance

	The Company maintains commercial general liability, asbestos liability and pollution liability insurance which provides aggregate coverage limits of $5 million. In addition, the Company also maintains workers compensation, comprehensive automobile, and Directors and Officers liability insurance. The Company's insurance coverage is consistent with the insurance requirements found in the environmental remediation industry.

Backlog

	As of December 31, 2001, the Company had a backlog of orders of approximately $2,750,000.

Employees

	In December 2001, the Company entered into a contractual co-employment agreement with a third party provider. As of March 27, 2002, the Company had a total of 82 full-time employees under this contract. The Company's ability to retain and expand its staff will be an important factor in determining the Company's future success. The Company maintains employment contracts with its key managers in its branch offices. Manager contracts are negotiated on an annual basis and encompass items such as salary, bonuses, and non-compete clauses. The Company does not maintain key-person insurance for such personnel. The Company considers its relations with its employees to be good, and the Company has never had a work stoppage or threat of a work stoppage.

ITEM 2. PROPERTIES

Syracuse, New York Branch and Corporate Headquarters

	The Company leases approximately 17,000 square feet of office and shop space at a current rate of $6,375 per month plus utilities and real estate taxes. The term of the lease extends through June 30, 2006, and does not contain an escalation clause.


Massena, New York Branch

	The Company owns a 13.93-acre parcel of land located in the Town of Massena, St. Lawrence County, New York. This parcel, which has approximately 1,300 feet of frontage on the St. Lawrence River, is located in a protected area where the water is forty-five feet deep. This provides excellent dockage for local ships and ocean-going ships utilizing the St. Lawrence Seaway.

	The land is improved with a well-maintained concrete and creosote timbered dock that extends about 90 feet into the river and about 260 feet along the riverbed. It is equipped with the necessary piping, valves, and fittings to serve the former Metropolitan Oil Petroleum Tank Farm. The property includes three petroleum tanks that have a capacity of approximately 200,000 barrels.

	There were four support buildings on the premises, consisting of an office building, a combination office, shop and boiler room building, and two storage sheds. On January 21, 2001, there was a fire in the main office building, and the building and the majority of its contents were either destroyed or damaged. Copies of any project related or payroll related records that were destroyed were also kept on file at the Company's corporate office. The building and its contents were insured, and the Company constructed new office space and replaced the lost items with the insurance proceeds.


	The Company is currently pursuing the sale of all or part of its Massena property. The property is listed for sale with a reputable real estate broker.

Rockland, Massachusetts Branch

	The Company currently leases approximately 4,500 square feet of office space at a current rate of $2,950 per month plus utilities. The term of the lease extends through March 31, 2003. The lease payment is scheduled to increase an additional $125 per month in April of 2002.

Buffalo, New York Branch

	The Company leases approximately 3,200 square feet of office and shop space at a current rate of $2,850 per month plus utilities. The term of the lease extends through March 31, 2004 and does not include an escalation clause.

Rochester, New York Branch

	The Company leases approximately 150 square feet of office space at a current rate of $150 per month. The term of the lease is on a month-to-month basis.

Waverly, New York Branch

	The Company leases approximately 6,400 square feet of office and shop space at a current rate of $1,800 per month plus utilities. The term of the lease extends through December 31, 2003, and does not contain an escalation clause.

Albany, New York Branch


	The Company leases approximately 5,000 square feet of office and shop space at a current rate of $2,292 per month plus utilities. The term of the lease extends through January 31, 2003, and does not contain an escalation clause.

Edison, New Jersey Branch

	The Company leases approximately 300 square feet of office space from O'Brien & Gere Engineers (an affiliated party) at a current rate of $443 per month. The term of the lease is on a month-to-month basis.

Plattsburgh, New York Branch


	The Company leases approximately 650 square feet of office and shop space at a current rate of $430 per month including utilities. The term of the lease extends through January 31, 2003, and does not contain an escalation clause.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	The Company held its annual shareholders meeting on November 8, 2001. The shareholders voted on the ratification of PricewaterhouseCoopers LLP as the Company's auditors and the election of five directors. The following votes were cast for each:

                                                      For              Against
Ratification of PricewaterhouseCoopers LLP as
  the Company's auditors                           8,770,340             -0-

Election of Directors:
Robert J. Berger          Director                 8,770,340             -0-
Richard L. Elander        Director                 8,770,340             -0-
Cornelius B. Murphy, Jr.  Director                 8,770,340             -0-
Steven A. Sanders         Director                 8,770,340             -0-


There were no other matters submitted to a vote of the Company's shareholders.

                                        PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

	(a) The shares of the Company's common stock are listed in the "Pink Sheets" and on the NASDAQ Bulletin Board under the symbol OTES.

	The high and low bid prices for the shares of the Company's common stock were as follows:

    Quarter Ended                 High Bid           Low Bid

    March 31, 2000                  $0.41             $0.31
    June 30, 2000                   $0.31             $0.13
    September 30, 2000              $0.22             $0.13
    December 31, 2000               $0.13             $0.05
    March 31, 2001                  $0.10             $0.06
    June 30, 2001                   $0.22             $0.02
    September 30, 2001              $0.20             $0.10
    December 31, 2001               $0.10             $0.07
    First quarter through
      March 27, 2002                $0.07             $0.06

	The aforementioned prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

	(b) At March 27, 2002, there were approximately 170 holders of record of the Company's common stock.

	(c) The Company has never paid any dividends and does not anticipate paying dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

Statement of Operations Data

                                      Year Ended December 31

                        2001        2000        1999        1998       1997

Project Billings   $13,243,081 $13,671,025 $12,517,772 $10,917,903 $6,993,221
Net Income (Loss)  $   511,393 $   539,876($ 2,613,883)$   812,753($1,747,543)
Extraordinary Gain         -           -           -           -   $1,000,000
Net Income (Loss)
  Per Share (Basic
  & Diluted)           $.04       $.05        ($.23)       $.07       ($.32)


Balance Sheet Data
                                        As of December 31

                           2001       2000       1999       1998       1997
                                                                        (a)
Total Assets            $5,671,179 $5,734,277 $5,942,940 $6,632,753 $4,776,471
Long-Term Obligations   $2,365,615 $2,432,374 $2,644,353 $1,526,560 $  228,855


(a)	On October 14, 1997, the Company entered into an agreement with its two largest creditors to convert all or part of its indebtedness into common stock of the Company. The agreement included forgiveness of $1,000,000 of debt by O'Brien & Gere Limited (a shareholder) and the conversion of $540,000 of convertible debentures, plus accrued interest, into 1,080,000 shares of the Company's common stock. In addition, the Company's then financial institution converted $2,811,070 of principal and interest into 5,622,140 shares of the Company's common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

	At December 31, 2001 the Company had cash and cash equivalents of $51,818 as compared to $6,249 at December 31, 2000. Excess cash in the Company's operating account is electronically reduced nightly to pay down the Company's revolving line of credit.

	At December 31, 2001, the Company had working capital of $1,362,528 compared to a working capital deficit of $660,418 at December 31, 2000. The Company had a current ratio of approximately 1.59 to 1 at the end of 2001 compared to .86 to 1 at the end of 2000. The Company's improved working capital balance is primarily attributable to the fact that the terms of the Company's revolving loan resulted in the outstanding borrowings to be classified as a long-term liability at December 31, 2001 and a current liability at December 31, 2000.

	Cash provided by operating activities during 2001 was $1,007,933 compared to $368,529 during 2000. The increase in cash provided by operating activities in 2001 was mostly attributable to two factors. First, the Company's continued profitability for the year ended December 31, 2001, as discussed in the "Results of Operations - 2001 Compared to 2000" section of this report. Second, a net decrease in work-in-process of $202,262 compared to a net increase in work-in-process of $419,746 during 2000.

	The Company's net cash used in investing activities of $397,404 during the first nine months of the year was attributable to the construction of a replacement building for the Massena, NY branch office as well as the purchase of various field and office equipment, offset by insurance proceeds from a loss on real property.

	Cash used in financing activities of $564,960 in 2001 was primarily due to the timing of paydowns and cash advances on the Company's line of credit, as was necessitated by the net cash provided by operating and investing activities.

	As of December 31, 2001, the Company had a loan agreement that provided for borrowings up to $2,200,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. The loan is payable on May 31, 2003, bears interest at a rate of prime plus 1.25 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company. As of December 31, 2001, borrowing against the revolving loan aggregated $1,427,900.

	During 2001, all principal payments on the Company's debt were made within payment terms.

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

	During the third quarter of 2001, the Company recognized an additional provision for impairment of long-lived assets of $300,000 to adjust the carrying value of the Massena Port Facility to the estimated fair market value, less cost of disposal, of $480,000. Management's estimation of fair market value is based upon an evaluation of existing facts and circumstances, including current real estate market conditions.


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

2001 COMPARED TO 2000

Revenues

	During the year ended December 31, 2001, the Company's revenues decreased 3% to $13,243,081 as compared to $13,671,025 for the year ended December 31, 2000. The slight decrease in billings is due to several factors. Revenues from spill response and remediation projects increased approximately
$2,100,000. The increase in revenues from the spill response service line is primarily due to the fact that the Company's two-year emergency spill response contract with the New York State Department of Environmental Conservation began in October of 1999, and had not yet produced the volume in 2000 that the Company experienced in 2001. The Company's emergency spill response contract with the New York State Department of Environmental Conservation has been extended through 2003. This increase was offset by decreases in revenues from tank removal, cleaning and installation projects totaling approximately
$500,000. This decrease is attributable to the performance of several large tank removal and installation projects during 2000. The Company also experienced a decrease in revenue from transportation and disposal of approximately $300,000 due to the completion of one large transportation and disposal project in the second quarter of 2000. The Company also experienced a decrease in revenue from asbestos removal projects of approximately $900,000 due to a management decision to eliminate asbestos removal from two of the Company's service locations. A decrease in revenue from Industrial cleaning of approximately $400,000 was due to a large emergency industrial cleaning project in 2000 that was the result of an explosion of a furnace. As part of the Company's plan to refocus its efforts on lines of work that are more profitable, the Company is no longer pursuing tank installation work and is being more selective in bidding on asbestos removal projects.

Project Costs and Gross Margin

	Project costs for the year ended December 31, 2001 decreased 6% to $9,466,613 from $10,059,070 for the year ended December 31, 2000. Project costs as a percentage of revenues decreased to 71% for the year ended December 31, 2001 compared to 74% for the same period in 2000. The gross profit margin for the year ended December 31, 2001 was 29% versus 26% for the year ended December 31, 2000.

	The increase in gross margin was a result of the reduction in project costs, which was a result of improved project management during 2001 as compared to 2000. The Company performed fewer public projects, particularly tank installation and large asbestos removal projects, when comparing 2001 to 2000. These projects typically produce lower gross margins than other service lines the Company offers. The Company also performed more work on a time-and-material basis. Time-and-material work typically produces higher margins than bidwork. Project meals and lodging expense also decreased approximately $78,000 from 2000 to 2001 as a result of the Company's efforts to place more staff at each location rather than borrowing personnel from other branches within the Company.

Selling, General, and Administrative Expenses

	During the year ended December 31, 2001, selling, general, and administrative ("SG&A") expenses increased 8% to $3,035,129 compared to $2,800,661 reported for the previous year. SG&A expenses were approximately 23% of sales for the year ended December 31, 2001 compared to approximately 20% for the previous year.

	When comparing the year ended December 31, 2001 to the same period in 2000, the overall increase in SG&A is due to several factors. First, payroll expense and related payroll taxes and benefits increased $179,063. During the fourth quarter of 2000 and the first quarter of 2001, several new employees were added in the Plattsburgh, Albany, Rochester, NY and Edison, NJ branch offices. Each of these offices added new employees as a result of expected increased sales volume and long-term growth plans. As is customary in adding new employees, it takes approximately six months for a new employee to meet the company's chargeability goals as set forth in the operating budget. Second, occupancy expense increased $57,197, primarily due to the relocation of the Albany, NY and Boston, MA branches to larger offices with higher rent than the previous locations. Third, depreciation expense increased $56,615 primarily due to the purchase of several large field vehicles.

Provision for Impairment of Long-Lived Assets

	During the third quarter of 2001, the Company recognized an additional provision for impairment of long-lived assets of $300,000 to adjust the carrying value of the Massena Port Facility to the estimated fair market value, less costs of disposal, of $480,000.

Operating Income

	As a result of the factors discussed above, for the year ended December 31, 2001, the Company reported operating income of $441,339 compared to $811,294 for the previous year.

Interest Expense

	Interest expense decreased 21% to $221,046 in 2001 compared to $278,651 in 2000. The decrease in interest expense was primarily due to a decrease in the average interest rate incurred on the revolving loan and long-term debt, as well as a lower average balance on the Company's revolving loan, when comparing the year ended December 31, 2001 with the same period in 2000.


Net Income

	Net income for the years ended December 31, 2001 and 2000 was $511,393, or $.04 per share basic & diluted, and $539,876, or $.05 per share basic and diluted, respectively.

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

Operating Income

	As a result of the factors discussed above, for the year ended December 31, 2000, the Company reported operating income of $811,294 compared to an operating loss of $2,387,564 for the previous year.

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

Net Income

	Net income (loss) for the years ended December 31, 2000 and 1999 was $539,876, or $.05 per share basic & diluted, and ($2,613,883), or ($.23) per share basic and diluted, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

	Due to the fact that the interest rate associated with the Company's revolving line of credit is based on the prime interest rate, the Company is exposed to interest rate risk. If the prime rate increases, the Company's monthly interest payments on its line of credit also increase, which could impact cash flow. Although the Company does not anticipate any material effects from interest rate risk, the Company attempts to keep its outstanding balance on its line of credit as low as possible at all times.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

	None

                                   PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

	The following table sets forth certain information about the directors of the Company, all of whom were unanimously elected at the Annual Meeting of Stockholders of the registrant on November 8, 2001 for a term of one year.

                              Year
     Name, Age                First
Principal Occupation         Elected          Certain Other Information

Robert J. Berger (55)
Director and Chairman of
the Board                     1998

Mr. Berger has served in his present position as Director since November 1998, and as Chairman of the Board since February 2000.
Mr. Berger was employed in various positions for OnBank from 1978 through March 31, 1998, his last position being Senior Vice President, Treasurer, and Chief Financial Officer. From
April through August 1998, he served as
consultant to M&T Bancorp. pursuant to its merger agreement with OnBank. Since August
1998, he has been an Adjunct Professor and Director of the Madden Institute of Business
Education at LeMoyne College in Syracuse,
New York.  Mr. Berger is also Chairman,
President, and Chief Executive Officer of St.
Lawrence Industrial Services, Inc.



Richard L. Elander (60)
Director                      1991

Mr. Elander has served in his present position as a Director since November of 1991. He served as Vice President and General Manager from June 1994 to December 1996. He also served as Chief Executive Officer from November 1991 to June 1994. Mr. Elander served as a Director of O'Brien & Gere Limited from August 1991 to September 1995. From
1983 to 1995, Mr. Elander served as President of OBG Operations. Mr. Elander currently operates his own construction management consulting business, and he has been appointed to the position of Onondaga County
Department of Water Environment Protection
Commissioner.

Cornelius B. Murphy, Jr. (57)
Director                      1991

Dr. Murphy has served in his current position
since November 1991.  He previously served as
the Company's President from June 1994 to
December 1996 and as Chariman of the Board
from November of 1991 to June 1994.  Dr.
Murphy has been a director of O'Brien & Gere
Limited since 1985 and O'Brien & Gere
Engineers, Inc. from 1982 to date.   Dr. Murphy
served as President of O'Brien & Gere
Engineers from 1992 to 1997.  From 1982 to
1992, he served as President of O'Brien & Gere
Technical Services, Inc. Dr. Murphy also served as Chairman of the Board of O'Brien & Gere
Limited from April 1999 to May 2000,  and as
Chief Scientist of O'Brien & Gere Engineers from
January 1998 to December 1999. Dr. Murphy currently serves as President of the State
University of New York College of Environmental
Science and Forestry, which is located in Syracuse, New York.


Steven A. Sanders (56)
Director                      1991

Mr. Sanders has served in his present position as a Director since 1991. Since January 1,
2001, he has been of counsel to the law firm of Spitzer & Feldman PC. Mr. Sanders served as a partner in the law firm of Beckman, Millman &
Sanders LLP from October 1997 to December
2000 and has also been President of the Law
Office of Steven A. Sanders PC since 1992.

EXECUTIVE OFFICERS OF THE COMPANY

Name                     Age  Position Held
Christopher J. Polimino  36   President and Chief Executive Officer
Anthony R. Pongonis      49   Executive Vice President
Douglas R. Lee           31   Treasurer
Colleen Price            27   Assistant Secretary

	Mr. Polimino was named Chief Executive Officer in January 2001, and has been President of the Company since January 2000. He has been with the Company since December of 1994 and has previously served as Executive Vice President, General Manager, and Controller.

	Mr. Pongonis was hired during the fourth quarter of 1996. He previously served as the Company's President and is currently the Company's Eastern
Region Manager and Executive Vice President. He has over twenty-five years of experience in the environmental services industry.

	Mr. Lee was named Treasurer in December 2001, and has been Controller of the Company since March 2001. He previously worked as an Auditor for a public accounting firm from 1993 to 1999, and as Controller for a manufacturing company from 1999 to February 2001.

	Mrs. Price was named Assistant Secretary in December 2001, and has been the Billing Supervisor of the Company since June 1999. She has been with the Company since March 1997 and has previously served as a billing clerk and various other positions.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth summary information concerning compensation paid or accrued by the Company for services rendered during the last three fiscal years.

Summary Compensation Table

                           Annual Compensation   Long Term Compensation
                                                 Awards  Payments

    Name and                        Other Annual # of     LTIP    All Other
Principal Position      Year Salary Compensation Options Payouts Compensation

Christopher J. Polimino 2001 $110,000  $12,500    -0-      -0-       -0-
CEO and President       2000 $100,000     -0-     -0-      -0-       -0-
                        1999 $ 90,000     -0-     -0-      -0-       -0-

Anthony R. Pongonis     2001 $111,080
  -0-     -0-      -0-       -0-
Executive Vice Pres.    2000 $106,542     -0-     -0-      -0-       -0-
                        1999 $107,220     -0-     -0-      -0-       -0-


Year End Option Table

	There were no outstanding stock options held as of December 31, 2001 by the named executive officers.

Compensation of Directors

	Directors of the Company are paid $1,000 for each quarter plus reimbursement for their actual expenses incurred in attending meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

	The following table sets forth certain information regarding the beneficial ownership of the company's common stock at March 15, 2002 by persons who, to the knowledge of the Board of Directors, beneficially own more than five percent of the outstanding shares of common stock of the Corporation.

	All voting power of the Corporation is vested in its common stock. As of the close of business on March 27, 2002, 11,703,963 shares of common stock par value $.01 per share were outstanding. Each share of common stock is entitled to one vote.


 Name and Address         Number of Shares of Common            Percentage
of Beneficial Owner        Stock Beneficially Owned (1)          of Class

M&T Bank                           5,622,140                        48%
101 S. Salina Street
Syracuse, NY 13202

O'Brien & Gere Limited             3,148,200                        27%
5000 Brittonfield Parkway
Syracuse, NY 13220

Richard L. Elander                   329,565 (3)                     3%

Cornelius B. Murphy, Jr.               1,424 (3)                    <1%

Steven A. Sanders                     25,752 (2) (3)                <1%

Robert J. Berger                      20,000 (3)                    <1%

All Officers & Directors                     (2)(3)                 <4%
as a Group (8 persons)


(1) The beneficial owners have sole voting and investment power over the shares owned.
(2) Includes 200 shares, which are owned by Mr. Sanders' wife as custodian for his son, as to which Mr. Sanders disclaims beneficial ownership.
(3) Director

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	During 2001, the Company provided approximately $27,000 of remediation, sub-contract support, and project services to subsidiaries of O'Brien & Gere Limited, a shareholder. Services provided to O'Brien & Gere Limited subsidiaries were at competitive rates which were bid on a project by project basis.

	The Company purchases technical, and consulting services from subsidiaries of O'Brien & Gere Limited, a shareholder. The costs for these services amounted to $43,000 in 2001.

	Steven A. Sanders, a director of the Company, is of counsel to Spitzer & Feldman PC, which provides professional services to the Company, and it is anticipated that it will continue to do so.

	The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by Robert J. Berger, a director of the Company. The costs for these services amounted to approximately $886,000 in 2001.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                          Page
(a) Financial Statements and Exhibits

 (1) Report of Independent Auditors                                        F-1
     Consolidated Balance Sheets at December 31, 2001 and 2000             F-2
     Consolidated Statement of Operations for the years ended
       December 31, 2001, 2000, and 1999                                   F-3
     Consolidated Statements of Shareholders' Equity (Deficit) for
       the years ended December 31, 2001, 2000, and 1999                   F-4
     Consolidated Statements of Cash Flows for the years ended
       December 31, 2001, 2000, and 1999                                   F-5
     Notes to Consolidated Financial Statements                            F-7

 (2) Schedule II, Valuation and Qualifying Accounts for the Years
      Ended 2001, 2000, and 1999                                          F-14

 (3) Subsidiary of the Company:
     OP-TECH Environmental Services Limited - Ontario, Canada

(b) Reports on Form 8-K
    The Company did not file any Current Reports on Form 8-K during the three months ended December 31, 2001.

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

                               OP-TECH Environmental Services, Inc.
                                           (Registrant)

                               By:/s/ Christopher J. Polimino
                               Christopher J. Polimino, President, Chief
                               Executive Officer, and Chief Accounting Officer


March 29, 2002

	Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March 2002.


/s/ Robert J. Berger
Director and Chairman of the Board

/s/ Richard L. Elander
Director

/s/ Cornelius B. Murphy, Jr.
Director

/s/ Steven A. Sanders
Director

/s/ Christopher J. Polimino
President, Chief Executive Officer, and Chief Accounting Officer

/s/ Anthony R. Pongonis
Executive Vice President

/s/ Douglas R. Lee
Treasurer

/s/ Colleen Price
Assistant Secretary

                        Report of Independent Accountants



Shareholders and Board of Directors
OP-TECH Environmental Services, Inc. and Subsidiary


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and shareholder's equity and of cash flows present fairly, in all material respects, the financial position of OP-TECH Environmental Services, Inc. and Subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP

March 8, 2002

                                      F1

OP-TECH Environmental Services, Inc. and Subsidiary
Consolidated Balance Sheets
December 31, 2001 and 2000


Assets                                                    2001        2000
                                                       ----------  ----------
Current assets:
 Cash                                                  $   51,818  $    6,249
 Accounts receivable (net of allowance for doubtful
  accounts of approximately $195,000 in 2001 and
  $149,000 in 2000)                                     2,885,683   3,055,996
Costs on uncompleted projects in excess of billings       420,115     633,178
Prepaid insurance                                          82,386      48,697
Other assets                                              232,764     217,120
                                                       ----------  ----------
   Total current assets                                 3,672,766   3,961,240

Property and equipment, net                             1,518,413     993,037
Assets held for sale                                      480,000     780,000
                                                       ----------  ----------
   Total Assets                                        $5,671,179  $5,734,277
                                                       ==========  ==========

Liabilities and Shareholders' Equity

Current liabilities:
 Bank overdraft                                        $   20,659  $  205,208
 Note payable to bank under line of credit                    -     1,779,315
 Accounts payable                                       1,174,639   1,401,494
 Billings in excess of costs and estimated
  profit on uncompleted contracts                         541,373     552,174
 Accrued payroll and other expenses                       334,198     424,725
 Current portion of long-term debt                        239,369     258,742
                                                       ----------  ----------
   Total current liabilities                            2,310,238   4,621,658

Long-term debt, net of current portion                    698,346     394,317
Note payable to bank under line of credit               1,427,900         -
                                                       ----------  ----------
   Total liabilities                                    4,436,484   5,015,975
                                                       ----------  ----------

Shareholders' equity:
 Common stock, par value $.01 per share; authorized
  20,000,000 shares; 11,703,963 and 11,603,963 shares
  outstanding as of December 31, 2001 and
  2000, respectively                                      117,040     116,040
 Additional paid-in capital                             7,791,152   7,787,152
 Accumulated deficit                                   (6,673,497) (7,184,890)
                                                       ----------- -----------
   Shareholders' equity, net                            1,234,695     718,302
                                                       ----------- -----------
Total Liabilities and Shareholder' Equity              $5,671,179  $5,734,277
                                                       ==========  ==========

The accompanying notes are an integral part of the consolidated financial statements

                                      F2

OP-TECH Environmental Services, Inc. and Subsidiary
Consolidated Statements of Operations
Years Ended December 31, 2001, 2000, and 1999


                                           2001          2000         1999
                                        -----------  -----------  -----------

Project billings and services           $13,243,081  $13,671,025  $12,517,772
Project costs                             9,466,613   10,059,070   10,355,805
                                        -----------  -----------  -----------
   Gross margin                           3,776,468    3,611,955    2,161,967

Selling, general and admin. expenses      3,035,129    2,800,661    3,439,654
Provision for impairment of long-
  lived assets                              300,000        -        1,109,877
                                        -----------  -----------  -----------
   Operating income (loss)                  441,339      811,294   (2,387,564)
                                        -----------  -----------  -----------
Other income and expense:
 Interest expense                          (221,046)    (278,651)    (191,180)
 Casualty gain from insurance proceed       301,881          -            -
 Other (expense) income, net                  2,219       (4,767)       8,841
                                        -----------  -----------  -----------
                                             83,054     (283,418)    (182,339)
                                        -----------  -----------  -----------

   Net income (loss) before income taxes    524,393      527,876   (2,569,903)

Income taxes                                 13,000      (12,000)      43,980
                                        -----------  -----------  -----------

   Net Income (Loss)                    $   511,393  $   539,876  $(2,613,883)
                                        ===========  ===========  ============

Earnings (loss) per common
 share - basic and diluted                    $0.04        $0.05       $(0.23)

The accompanying notes are an integral part of the consolidated financial statements

                                      F3

OP-TECH Environmental Services, Inc. and Subsidiary
Consolidated Statements of Shareholders' Equity
Years Ended December 31, 2001, 2000, and 1999



                                           Additional
                         Common    Common    Paid-In  Accumulated
                         Shares    Stock     Capital    Deficit       Total
                       ---------- -------- ---------- ------------ ----------
Bal. at Dec. 31, 1998  11,603,963 $116,040 $7,787,152 $(5,110,883) $2,792,309

Net loss                      -        -          -    (2,613,883) (2,613,883)
                       ---------- -------- ---------- ------------ -----------

Bal. at Dec. 31, 1999  11,603,963  116,040  7,787,152  (7,724,766)    178,426

Net income                    -        -          -       539,876     539,876
                       ---------- -------- ---------- ------------ -----------

Bal. at Dec. 31, 2000  11,603,963  116,040  7,787,152  (7,184,890)    718,302

Issuance of 100,000
  Shares                  100,000    1,000      4,000         -         5,000

Net income                    -        -          -       511,393     511,393
                       ---------- -------- ---------- ------------ ----------

Bal. at Dec. 31, 2001  11,703,963 $117,040 $7,791,152 $(6,673,497) $1,234,695
                       ========== ======== ========== ============ ==========

The accompanying notes are an integral part of the consolidated financial statements

                                       F4

OP-TECH Environmental Services, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended December 31, 2001, 2000, and 1999


                                                2001       2000        1999
                                            ---------- ---------- ------------
Operating activities:
 Net income (loss)                          $  511,393 $  539,876 $(2,613,883)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
   Provision for loss on accounts receivable   135,999    116,500     108,700
   Depreciation and amortization               328,220    266,709     303,287
   Provision for impairment of
    long-lived assets                          300,000        -     1,109,877
   Loss (gain) on sale of equipment              1,167    (10,000)        216
   Gain on insurance proceeds
    from loss on real property                (301,881)       -           -
   Common stock issued for services rendered     5,000        -           -
   (Increase) decrease in operating assets
     and increase (decrease) in operating
     liabilities:
      Accounts receivable                       34,314    136,455    (461,460)
      Costs on uncompleted projects
       applicable to future billings           213,063   (153,208)   (190,202)
      Prepaid expenses and other assets        108,841    103,011      97,171
      Billings and estimated profit in excess
       of costs of uncompleted contracts       (10,801)  (266,538)    249,319
      Accounts payable and other
       accrued expenses                       (317,382)  (364,276)    491,089
                                             ---------- ----------  ----------
  Net cash provided by (used in)
   operating activities                      1,007,933    368,529    (905,886)
                                             ---------- ---------- -----------

Investing activities:
 Purchases of property and equipment          (705,571)   (66,723)   (113,976)
 Insurance proceeds from loss on real property 308,167        -           -
 Proceeds from sale of property and equipment      -       10,000      30,530
                                              --------  ----------  ----------
  Net cash used in investing activities       (397,404)   (56,723)    (83,446)
                                              --------  ----------  ----------


The accompanying notes are an integral part of the consolidated financial statements

(Continued)

                                      F5

OP-TECH Environmental Services, Inc. and Subsidiary
Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2001, 2000, and 1999


                                               2001        2000       1999
                                           -----------  ----------  ---------
Financing activities:
 Cash overdrafts (repayments)              $  (184,549) $   94,254 $   65,869
 Proceeds from notes payable to banks
  and long-term borrowings, net of
  financing costs                            6,382,500   4,350,593  4,998,188
 Principal payments on current
  and long-term borrowings                  (6,762,911) (4,765,438)(4,181,797)
                                            ----------- ----------- ----------
   Net cash (used in) provided
    by financing activities                   (564,960)   (320,591)   882,260
                                            ----------- ----------- ----------

Increase (dec.) in cash and cash equivalents    45,569      (8,785)  (107,072)

Cash and cash equivalents at beg. of year        6,249      15,034    122,106
                                            ----------- ----------- ----------

Cash and Cash Equivalents at End of Year    $   51,818  $    6,249  $  15,034
                                            ==========  ==========  ==========

Non-cash items:
Equipment purchased through
 bank and other financing sources           $  155,478  $   28,702$  $    -
Non-cash financing of insurance                158,174         -          -
Debt transfer upon sale of asset                   -        31,341        -
Common stock issued for services rendered        5,000         -          -


The accompanying notes are an integral part of the consolidated financial statements

                                    F6

OP-TECH Environmental Services, Inc. and Subsidiary
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Basis of Presentation

OP-TECH Environmental Services, Inc. and Subsidiary (the "Company"), provides comprehensive environmental services predominately in Upstate New York, Massachusetts, Northern Pennsylvania and New Jersey. The Company performs industrial cleaning of non-hazardous materials, provides varying services relating to plant facility closure including demolition and asbestos services, provides remediation services for sites contaminated by hazardous materials and provides emergency spill response services. The Company has an inactive Canadian subsidiary, OP-TECH Environmental Services, Ltd.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. One of the more significant estimates includes the evaluation of impairment of the Company's long-lived assets. As more fully described in Note 4, the Company has certain property held for sale. Future changes in the estimates, or other assumptions utilized by management to evaluate the asset's carrying value, may have a material effect on the conclusions reached and the ultimate determination of impairment and carrying value.

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

Concentration of Business Risk - Significant Customers

Sales to one customer, other than an affiliated party, amounted to approximately $3,435,000, $1,728,000 and $1,025,700 in 2001, 2000 and 1999,
respectively. Accounts receivable at December 31, 2001 and 2000 include $550,000 and $463,000, respectively, from this customer.

                                     F7

Property and Equipment

Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation of assets including those recorded under capital leases is provided for using the straight-line method.

Assets Held for Sale

Assets held for sale are stated at the lower of carrying amount or estimated fair value less costs of disposal.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding for the period, which were 11,641,771, 11,603,963 and 11,603,963 for the years ended December 31, 2001, 2000 and 1999, respectively. Diluted earnings per share includes the potentially dilutive effect of common stock equivalents. Warrants issued to a financial advisor in 1998 to purchase 302,500 shares of common stock at $1.65 per share expired in 2001.




2.  Related Party Transactions

The Company purchases technical, accounting, and consulting services and rented certain office and warehouse space from a shareholder and its affiliates. The cost for these services amounted to approximately $43,000, $50,000 and $299,000 in 2001, 2000 and 1999, respectively.

Additionally, the Company provided approximately $27,000, $143,000 and $970,000 of remediation, sub-contract support and project services to a shareholder and its affiliates for the years ending December 31, 2001, 2000 and 1999, respectively.

During 2001, the Company purchased approximately $886,000 of subcontract labor services from St. Lawrence Industrial Services, Inc. which is owned by a director of the Company.

                                      F8

3.  Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31:



                                                 2001        2000
                                             ----------  ----------

  Furniture and fixtures                     $   13,820  $   42,743
  Buildings                                     414,541         -
  Office machines                               122,879      79,282
  Field equipment                             2,024,400   1,697,254
  Aqueous treatment system                      121,728      98,330
                                              ---------   ---------
                                              2,697,368   1,917,609
  Less: Accumulated depreciation             (1,178,955)   (924,572)
                                              ---------   ---------
                                             $1,518,413  $  993,037
                                              =========   =========

Depreciation expense approximated $327,000, $267,000 and $294,000 for 2001, 2000 and 1999, respectively.

During the second quarter of 2001, the Company received insurance proceeds in the amount of $308,167 related to the insured replacement value of a property that was destroyed by a fire. The proceeds received were used to replace the destroyed building and contents at substantially the same cost. A loss on disposal of assets, representing the net book value of all the destroyed assets as of the date of the fire, was recorded in the amount of $6,286. Accordingly, the Company realized a casualty gain of $301,881 as a result of the proceeds collected.



4.  Assets Held for Sale

The Company continues to pursue the disposal of its Massena Port Facility ("Facility"), which was acquired in 1991 for the purpose of developing a large aqueous treatment facility. Management's estimation of fair value is based upon an evaluation of existing facts and circumstances, including current real estate market conditions and certain other factors. During the third quarter of 2001 the Company, based on management's estimate of the Facility's fair value, recognized an additional impairment loss on the carrying value of the Facility of approximately $300,000.

                                       F9

5.  Debt and Lease Obligations

Long-term debt is summarized as follows at December 31, 2001:

Line of credit, due May 31, 2003. (a)                            $  1,427,900
Term Loan, due in monthly installment payments of $12,500, plus
 interest at prime plus 1.25% (6% at December 31, 2001).(a)           687,500
Equipment Line of Credit, due in monthly installment payments of $2,765, including interest at prime plus 1.25% (6% at
 December 31, 2001). (a)                                              135,245
Equipment Note, due in monthly installment payments of $2,730, including interest at 7.5%, collateralized by equipment with a
 carrying value of $80,900.                                            78,808
Insurance Financing Note, due in monthly installment payments of $18,304, including interest at 9.85%, collateralized by the
 assignment of unearned premiums.                                      36,162
                                                                  -----------
                                                                    2,365,615
Less: Current portion                                                (239,369)
                                                                 ------------
                                                                 $  2,126,246
                                                                 ============

(a) In June 2001, the Company entered into financing agreements (the Agreements) with a new lender including a Line of Credit agreement to refinance its previous Line of Credit, which provides for borrowings up to $2,200,000 to be used for working capital and expires on May 31, 2003, unless renewed by the lender; a $750,000 Term Loan agreement to refinance its previous term loans outstanding, which expires in August 2006; and a $200,000 Equipment Line of Credit which matures on May 31, 2002, unless renewed by the lender. Borrowings under the Equipment Line of Credit are converted to term loans to be paid in monthly installments over the shorter of five years or the useful life of the equipment. During 2001 the Company borrowed $108,535 and $33,850 under the Equipment Line of Credit, both of which were converted to term notes maturing September 1, 2006 and November 1, 2006, respectively.

The Agreements are collateralized by all accounts receivable, inventory and equipment now owned or subsequently acquired. Availability on the Line of Credit is subject to a specified borrowing base calculation using eligible accounts receivable and costs in excess of billings.

The Agreements also include certain financial covenants including a minimum fixed charge ratio, a tangible net worth ratio and a debt to net worth ratio; cross-collateralization provisions; and a material adverse change clause which permits the financial institution to call its obligation if the Company fails to comply with covenants, as defined, or in the event of a material adverse change in the Company's business. Management does not anticipate any adverse changes in the next twelve months, however, there can be no assurances.

Interest is charged at prime plus 1.25%, or 6% at December 31, 2001. The weighted average borrowing rates under short-term credit facilities were 8.16% and 10.49% at December 31, 2001 and 2000, respectively.

Interest paid amounted to approximately $207,000, $267,000 and $191,000 in 2001, 2000 and 1999, respectively.

                                     F10

Scheduled principal payments on long-term debt for the next five years are as follows:

            2002            $  239,369
            2003             1,634,942
            2004               200,131
            2005               180,761
            2006               110,412
                             ---------
                            $2,365,615
                             =========

Office facilities, a portion of which is with an affiliate of the Company's shareholder, are leased under noncancelable operating leases expiring at various dates through 2006. Rent expense incurred amounted to approximately $519,000, $553,000 and $515,000 in 2001, 2000 and 1999, respectively. Future minimum lease payments under noncancelable operating leases are as follows:
2002 - $372,000, 2003 - $274,000, 2004 - $184,000, 2005 - $163,000 and
2006 - $63,000.



6.  Income Taxes

The following summarizes the income tax (benefit) expense at December 31, 2001:


                                   2001        2000        1999
                                ---------   ----------  ---------
        Current:
          Federal               $     -     $     -     $     -
          State                    13,000     (12,000)     43,980
                                ---------   ----------  ---------
                                $  13,000   $ (12,000)  $  43,980
                                =========   ==========  =========

The difference between the expected tax provision resulting from the application of the federal statutory income tax rate to pre-tax income is due principally to (i) for 2001 and 2000, reversal of the valuation allowance related to utilized net operating loss carryforwards and (ii) for 1999, the recognition of a valuation allowance against generated net operating losses.

At December 31, 2001, the Company has federal net operating loss ("NOL") and alternative minimum tax ("AMT") credit carryforwards of approximately $6,054,000 and $6,564,000, for income tax purposes. The federal net operating loss carryforward expires at various times through the year ending December 31, 2019. Alternative minimum tax credit carryforwards do not expire. Income taxes and franchise taxes paid were approximately $13,000 and $3,500 in 2001 and 2000, respectively.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recorded a valuation allowance amounting to the entire net deferred tax asset due to uncertainty as to the ultimate recovery of the assets.


                                    F11

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2001 and 2000 are as follows:


                                               2001          2000
                                             ----------   ----------
Deferred tax liabilities:
  Depreciation                               $  126,358   $   64,625
                                             ----------   ----------

Deferred tax assets:
 Net operating loss carryforward             $2,058,385   $2,470,447
 Accounts receivable reserve                     77,153       59,156
 Other                                          513,400      568,947
 AMT tax credits                                 25,083       18,785
                                             ----------   ----------
   Total deferred tax assets                  2,674,021    3,117,335
Valuation allowance for deferred assets      (2,547,663)  (3,052,710)
                                             ----------   ----------
   Deferred tax assets                       $  126,358   $   64,625
                                             ----------   ----------
   Net deferred tax assets                   $      -     $      -
                                             ==========   ==========


7.  Employee Benefit Plan

The Company maintains a defined contribution employee retirement plan which covers substantially all employees. The Plan is funded by voluntary employee contributions which are matched by the Company at a designated percentage, and additional contributions by the Company at the discretion of the Board of Directors. There were matching contributions to the plan of approximately $26,000, $18,700 and $9,900 in 2001, 2000 and 1999, respectively, by the
Company. The Company did not make discretionary contributions to the Plan in 2001, 2000 and 1999.


8.  Commitment and Contingencies

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

                                     F12

9.  Two-Year Selected Quarterly Financial Data (Unaudited)


                                      Year Ended December 31, 2001

                            Quarter       Quarter   Quarter       Quarter
                             Ended         Ended     Ended         Ended
                            March 31      June 30  September 30  December 31
                           ----------   ----------   ----------  -----------

Project billings           $2,869,570   $3,378,960   $3,664,400   $3,330,151
Gross margin                  894,927      987,408      926,036      968,097
Net income (loss)              53,429      419,528     (162,448)     200,884
Net income (loss) per
 share (basic and dilutive     $0.00        $0.04       $(0.01)       $0.02



                                     Year Ended December 31, 2000

                            Quarter      Quarter     Quarter       Quarter
                             Ended        Ended       Ended         Ended
                            March 31     June 30    September 30  December 31
                           ----------   ----------   ----------  -----------

Project billings           $2,717,158   $3,377,878   $3,358,271   $4,217,718
Gross margin                  778,363      915,882      935,650      982,060
Net income (loss)              51,174      173,269      161,920      153,513
Net income (loss) per
 share (basic and dilutive     $0.00        $0.01        $0.01        $0.01



(See also Notes 3 and 4.)


                                       F13

SCHEDULE II


                                  Balance at                       Balance at
                                   Beginning                          End of
      Description                  of Period  Additions  Deductions   Period

YEAR ENDED DECEMBER 31, 2001
Reserves deducted from assets
to which they apply:
  Doubtful accounts receivable   $  149,346  $  135,999 $ 90,563(a) $  194,782
  Valuation allowance for
    deferred assets              $3,052,710  $      -   $505,047    $2,547,663


YEAR ENDED DECEMBER 31, 2000
Reserves deducted from assets
to which they apply:
  Doubtful accounts receivable   $  132,155  $  116,500  $ 99,309(a) $  149,346
  Valuation allowance for
    deferred assets              $2,934,212  $  118,498  $    -      $3,052,710


YEAR ENDED DECEMBER 31, 1999
Reserves deducted from assets
to which they apply:
  Doubtful accounts receivable   $  125,960  $  108,700  $102,505(a) $  132,155
  Valuation allowance for
    deferred assets              $1,726,508  $1,207,704  $    -      $2,934,212



(a) Doubtful accounts written off and adjustments.



                                       F14

<END>