Form 10-Q
period 2002-03-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2002-05-13
CIK 858748

______________________________________________________________________

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                             Yes   X   or No

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2002. 11,703,963

_____________________________________________________________________

      OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

                                  INDEX




                                                                      Page No.
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets
           -March 31, 2002 (Unaudited) and December 31, 2001 (Audited).......3

           Consolidated Statements of Operations
           -Three months ended March 31, 2002 and March 31, 2001 (Unaudited).4

           Consolidated Statements of Cash Flows
           -Three months ended March 31, 2002 and March 31, 2001 (Unaudited).5

           Notes to Consolidated Financial Statements (Unaudited)..........6-7


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................8-13


  Item 3.  Quantitative and Qualitative Disclosure About Market Risk .......14


PART II.   OTHER INFORMATION ...............................................15


           SIGNATURES ......................................................16

ITEM #1 FINANCIAL STATEMENTS                    PART I - FINANCIAL INFORMATION

         OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                    (UNAUDITED)
                                                      March 31,   December 31,
                                                        2002         2001
                                                   ------------   ------------
                   ASSETS

Current Assets:
   Cash                                            $    17,370    $    51,818
   Accounts receivable (net of allowance for
     doubtful accounts of approximately $135,000
     and $195,000, respectively)                     2,396,235      2,885,683
   Costs on uncompleted projects applicable
     to future billings                                389,392        420,115
   Prepaid insurance                                    32,953         82,386
   Other assets                                        205,221        232,764
                                                   -----------    -----------
      Total Current Assets                           3,041,171      3,672,766

Property and equipment, net                          1,483,480      1,518,413
Assets held for sale                                   480,000        480,000
                                                   -----------    -----------
      Total Assets                                 $ 5,004,651    $ 5,671,179
                                                   ===========    ===========

       LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Bank overdraft                                  $    81,350    $    20,659
   Accounts payable                                    964,111      1,174,639
   Billings in excess of costs and estimated
     profit on uncompleted projects                    361,176        541,373
   Accrued expenses and other liabilities              203,904        334,198
   Current portion of long-term debt                   204,140        239,369
                                                   -----------    -----------
      Total Current Liabilities                      1,814,681      2,310,238

Long-term debt, net of current portion                 646,542        698,346
Note payable to bank under line of credit            1,306,600      1,427,900
                                                   -----------    -----------
      Total Liabilities                              3,767,823      4,436,484
                                                   -----------    -----------

Shareholders' Equity:
   Common stock, par value $.01 per share;
     authorized 20,000,000 shares; 11,703,963
     shares issued and outstanding as of March 31,
     2002 and December 31, 2001, respectively          117,040        117,040
   Additional paid-in capital                        7,791,152      7,791,152
   Accumulated deficit                              (6,671,364)    (6,673,497)
                                                   ------------    -----------
      Total Shareholders' Equity                     1,236,828      1,234,695
                                                   ------------    -----------
      Total Liabilities and Shareholders' Equity   $ 5,004,651    $ 5,671,179
                                                   ===========    ===========

The accompanying notes are an integral part of the financial statements.

ITEM #1 FINANCIAL STATEMENTS                    PART I - FINANCIAL INFORMATION

       OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                       March 31,     March 31,
                                                          2002         2001
                                                      -----------  -----------
Revenues:
  Project billings and services                       $ 3,080,364  $ 2,869,570
  Project costs                                         2,161,637    1,974,643
                                                      -----------  -----------
    Gross margin                                          918,727      894,927
                                                      -----------  -----------

Selling, general and administrative expense:
  Payroll expense and related payroll taxes
    and benefits                                          511,536      482,639
  Depreciation                                             66,243       80,698
  Occupancy                                                98,119      102,713
  Professional Services                                    68,392       51,779
  Office Expense                                           63,758       51,338
  Business Insurance                                       32,449       22,124
  Other expenses, net                                      42,200       28,202
                                                      -----------  -----------
                                                          882,697      819,493
                                                      -----------  -----------

Operating income                                           36,030       75,434
                                                      -----------  -----------

Other income and (expense):
  Interest expense                                        (35,428)     (60,486)
  Casualty gain from insurance proceeds, net (Note 5)         -         43,841
  Other, net                                                1,531       (5,360)
                                                      ------------  -----------
                                                          (33,897)     (22,005)
                                                      ------------  -----------

NET INCOME                                            $     2,133   $   53,429
                                                      ============  ===========


Earnings per common share:
   Basic and diluted                                  $      0.00   $     0.00

Weighted average shares outstanding:
   Basic                                               11,703,963   11,603,963
   Diluted                                             11,703,963   11,603,963


    The accompanying notes are an integral part of the financial statements.

ITEM #1 FINANCIAL STATEMENTS                    PART I - FINANCIAL INFORMATION


       OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                     March 31,      March 31,
                                                       2002           2001
                                                    ------------  ------------

Operating activities:
 Net income                                         $     2,133   $    53,429
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Bad debt expense                                      30,926        28,671
   Depreciation                                          70,212        82,717
   Gain on insurance proceeds from loss on
    real property                                           -         (43,841)
    (Increase) decrease in operating assets and
     increase (decrease) in operating liabilities:
      Accounts receivable                               458,522       653,936
      Costs on uncompleted projects applicable to
        future billings                                  30,723       138,582
      Billings and estimated profit in excess of
        costs on uncompleted contracts                 (180,197)     (183,146)
      Prepaid expenses and other assets                  76,976      (104,476)
      Accounts payable and accrued expenses            (340,822)     (375,703)
                                                    ------------   -----------
         Net cash provided by operating activities      148,473       250,169
                                                    ------------   -----------

Investing activities:
  Purchase of property and equipment                    (35,279)      (29,052)
  Insurance proceeds from loss on real property             -          50,127
                                                    ------------   -----------
  Net cash (used in) provided by investing activities   (35,279)       21,075
                                                    ------------   -----------

Financing activities:
  Bank overdraft                                         60,691       (15,795)
  Proceeds from note payable to bank and current
   and long-term borrowings, net of financing costs   1,688,100     1,133,836
   Principal payments on current and
     long-term borrowings                            (1,896,433)   (1,390,413)
                                                     -----------   -----------
        Net cash used in financing activities          (147,642)     (272,372)
                                                     -----------   -----------

Decrease in cash                                        (34,448)       (1,128)

Cash at beginning of period                              51,818         6,249
                                                     -----------   -----------
CASH AT END OF PERIOD                                $   17,370    $    5,121
                                                     ===========   ===========

Non-cash item
   Equipment purchased through bank and other
     financing sources                               $      -      $   67,899


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


                         Item 1. Financial Statements.

      OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES

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

	The unaudited financial statements include the accounts of the Company and its two wholly-owned subsidiaries; OP-TECH Environmental Services, Ltd, an inactive Canadian company, and OP-TECH AVIX, Inc., a company formed in January 2002 for purposes of pursuing and engaging in diversified lines of business. All material intercompany transactions and balances have been eliminated in consolidation.

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


3. Related Party Transactions


	The Company provided $62,915 and $12,905 of remediation, sub-contract support and project services to a shareholder and its affiliates for the three months ended March 31, 2002 and 2001, respectively. Services provided were at competitive rates, which were bid on a project-by-project basis.

	The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company. The costs for these services amounted to approximately $159,000 and $156,000 for the three months ended March 31, 2002 and 2001, respectively. The costs for these services were comparable to those which would have been charged by a provider of labor services with no relationship to the Company.


4. Earnings per Share

	Basic earnings per share is computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share includes the potentially dilutive effect of common stock equivalents. Warrants issued to a financial advisor in 1998 to purchase 302,500 shares of common stock at $1.65 per share expired in March 2001.


5. Casualty Gain

	On January 21, 2001, a fire destroyed the offices of the Massena, NY branch. As of March 31, 2001, insurance proceeds had been received in the amount of $50,127 related to the insured replacement value of the property that was destroyed. Additional insurance proceeds of approximately $258,000 were received in the second quarter of 2001. The total of all proceeds received were used to replace the destroyed building and contents at substantially the same cost. A loss on disposal of assets, representing the net book value of all the destroyed assets as of the date of the fire, was recorded in the amount of $6,286. Accordingly, the Company realized a casualty gain of $43,841 as a result of proceeds collected as of March 31, 2001.

                        PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                       LIQUIDITY AND CAPITAL RESOURCES

	At March 31, 2002, the Company had cash and cash equivalents of $17,370 as compared to $51,818 at December 31, 2001. The Company voluntarily applies excess cash in the Company's operating account to pay down the Company's revolving line of credit.

	At March 31, 2002, the Company had working capital of $1,226,490 compared to $1,362,528 at December 31, 2001, with a current ratio of 1.68 to 1 at March 31, 2002 and 1.59 to 1 at December 31, 2001.

	For the three months ended March 31, 2002, the Company's net cash provided by operations was $148,473 compared to net cash provided by operations of $250,169 during the three months ended March 31, 2001. The cash provided by operations for the three months ended March 31, 2002 was primarily a result of a net collection of accounts receivable, partially offset by a paydown of accounts payable.


	The Company's net cash used in investing activities of $35,279 during the first three months of the year was attributable to the purchase of various field and office equipment.

	Cash used in financing activities was $147,642, which was primarily due to the net paydown of the Company's line of credit as a result of the cash provided by operating activities.

	As of March 31, 2002, the Company had a loan agreement that provided for borrowings up to $2,200,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later.
The loan is payable on May 31, 2003, bears interest at a rate of prime plus
1.25 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company. As of March 31, 2002, borrowing against the revolving loan aggregated $1,306,600.

	During the first three months of 2002, all principal payments on the Company's debt were made within payment terms.

	The Company expects, based on its operating results and the continued availability of its line of credit, that it will be able to meet obligations as they come due.

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

	During the third quarter of 2001, the Company recognized an additional provision for impairment of long-lived assets of $300,000 to adjust the carrying value of the Massena Port Facility to the estimated fair value, less cost of disposal, of $480,000. Management's estimation of fair value is based upon an evaluation of existing facts and circumstances, including current real estate market conditions.

                               RESULTS OF OPERATIONS

                                     BILLINGS

	The Company's project billings for the first quarter of 2002 increased 7% to $3,080,364 from $2,869,570 for the first quarter of 2001.

	When comparing the first three months of 2002 to the same period in 2001, the overall increase in billings is due to several factors. Revenues from New York State Department of Environmental Conservation ("NYSDEC") remediation projects increased approximately $680,000. The increased revenue from NYSDEC remediation projects is primarily due to a single large project in the Plattsburgh, NY area. This increase was partially offset by a decrease in revenue from asbestos remediation projects totaling approximately $320,000. As part of the Company's plan to refocus its efforts on lines of work that are more profitable, the Company is being more selective in bidding on asbestos remediation projects.


                         PROJECT COSTS AND GROSS MARGIN

	Project costs for the first quarter of 2002 increased 9% to $2,161,637 from $1,974,643 for the same period in 2001. Project costs as a percentage of revenues were 70% and 69% for the three months ended March 31, 2002 and 2001, respectively. Gross margin for the first quarter of 2002 decreased to 30% from 31% for the same period in 2001.

	As a result of increased billings, project costs also increased. The slight decrease in the gross margin is due to a higher volume of projects that involved the transportation and disposal of contaminated soil. These projects typically produce a lower gross margin than projects that involve internal labor and equipment.


             SELLING, GENERAL,  ADMINISTRATIVE AND INTEREST EXPENSES

	Selling, general and administrative expenses ("SG&A") for the quarter ended March 31, 2002 increased 8% to $882,697 from $819,493 for the same period in 2001. SG&A as a percentage of revenues was 29% for each of the three months ended March 31, 2002 and 2001.

	When comparing the first three months of 2002 to the same period in 2001, the overall increase in SG&A is due primarily to the commencement of operations of OP-TECH AVIX, Inc ("AVIX") in January 2002. AVIX accounted for SG&A of approximately $43,000 for the three months ended March 31, 2002.
Based on the categories of SG&A as illustrated on the Consolidated Statements of Operations on page 4, AVIX contributed the following amounts:


  Payroll Expenses and related payroll taxes and benefits        $   27,820
  Depreciation                                                          309
  Occupancy                                                           1,708
  Professional Services                                               7,900
  Office Expense                                                      4,595
  Other Expenses, net                                                 1,065
                                                                 ----------
                                                                 $   43,397
                                                                 ==========



                               INTEREST EXPENSE

	Interest expense for the three months ended March 31, 2002 decreased 41% to $35,428 from $60,486 for the same period in 2001. The decrease in interest expense was primarily due to a decrease in the average interest rate and the lower average outstanding balance on the revolving loan and long-term debt when comparing the three months ended March 31, 2002 with the same period in 2001.


                                CASUALTY GAIN

	On January 21, 2001, a fire destroyed the offices of the Massena, NY branch. As of March 31, 2001, insurance proceeds had been received in the amount of $50,127 related to the insured replacement value of the property that was destroyed. Additional insurance proceeds of approximately $258,000 were received in the second quarter of 2001. The total of all proceeds received were used to replace the destroyed building and contents at substantially the same cost. A loss on disposal of assets, representing the net book value of all the destroyed assets as of the date of the fire, was recorded in the amount of $6,286. Accordingly, the Company realized a casualty gain of $43,841 as a result of proceeds collected as of March 31, 2001.


                                 NET INCOME

	The net income for the three months ended March 31, 2002 and 2001 was $2,133, or $0.00 per share basic and diluted, and $53,429, or $0.00 per share basic and diluted, respectively.

                           CONTRACTUAL OBLIGATIONS

The Company's future payments related to its material debt and other certain contractual obligations and the timing of those payments are set forth below. Since many of these payment amounts are not fixed, the amounts in the table are solely estimates as more fully indicated in the footnotes and the actual amounts may be different.


Contractual Obligations          Fiscal Year     2-3        4-5        After 5
($ in thousands)                   2002 (1)     Years      Years        years
-----------------------------    -----------   --------   --------    --------
Note payable to bank
under line of credit (2)            -           1,306        -            -

Term loan (3)                      150            300       238           -

Equipment line of credit (4)        26             56        54           -

Equipment note payable (5)          33             55        -            -

Insurance financing note
payable (6)                         37             -         -            -




1. Amounts due within one year represent payment obligations from January 1, 2002 to December 31, 2002.
2. Note payable to bank under line of credit includes scheduled maturities, but excludes interest payments. The scheduled amortization does not consider the Company's ability to draw or pay down the line of credit facility prior to maturity. Remaining credit available under the line of credit is $893,400 at March 31, 2002.
3. Term loan payable includes scheduled maturities, but excludes variable rate interest payments.
4. Equipment line of credit includes scheduled maturities, but excludes interest payments. The scheduled amortization does not consider the Company's ability to draw or pay down the line of credit facility prior to maturity. Remaining credit available under the line of credit is $71,400 at March 31, 2002.
5. Equipment note payable includes scheduled maturities including interest payments.
6. Insurance financing note payable includes scheduled maturities including interest payments.

                     CRITICAL ACCOUNTING POLICIES AND ESTIMATES


     Management has identified the following critical accounting policies that affect the Company's more significant judgments and estimates used in the preparation of the Company's consolidated financial statements. The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to assets held for sale, revenue recognition, allowance for doubtful accounts and contingencies and litigation. The Company states these accounting policies in the notes to the consolidated financial statements and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to the Company and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates.

     The Company believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of its consolidated financial statements:

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

     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, which results in bad debt expense. Management determines the adequacy of this allowance by continually evaluating individual customer receivables, considering the customer's financial condition, credit history and current economic conditions. If the financial condition of customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

	There were no material changes in the Company's market risk or market risk strategies during the quarter ended March 31, 2002.

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

                              OP-TECH Environmental Services, Inc.
                                          (Registrant)



Date: May 13, 2002    /s/ Christopher J. Polimino
	                    Christopher J. Polimino, President, Chief Executive
                          Officer and Chief Accounting Officer

<END>