Form 10-Q
period 2002-06-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2002-08-15
CIK 858748

______________________________________________________________________

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                               FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2002

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

	Yes   X   or No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 2002: 15,318,787

_____________________________________________________________________________

        OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

                                      INDEX




PART I.    FINANCIAL INFORMATION                                      Page No.


   Item 1. Financial Statements

           Consolidated Balance Sheets
            -June 30, 2002 (Unaudited) and December 31, 2001 (Audited).......3

           Consolidated Statements of Operations
            -Three months ended June 30, 2002 and June 30, 2001 (Unaudited)
            -Six months ended June 30, 2002 and June 30, 2001 (Unaudited)....4

           Consolidated Statements of Cash Flows
            -Six months ended June 30, 2002 and June 30, 2001 (Unaudited)....5

           Notes to Consolidated Financial Statements (Unaudited)..........6-8


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................9-14


   Item 3. Quantitative and Qualitative Disclosure About Market Risk ......15


PART II.   OTHER INFORMATION ..............................................16


           SIGNATURES .....................................................17

ITEM #1 FINANCIAL STATEMENTS                    PART I - FINANCIAL INFORMATION


        OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                   (UNAUDITED)
                                                     June 30,     December 31,
                                                      2002            2001
                                                   ------------  ------------
                            ASSETS

Current Assets:
   Cash                                            $     24,726  $     51,818
   Accounts receivable (net of allowance for
    doubtful accounts of approximately $166,000
    and $195,000, respectively)                       3,414,434     2,885,683
   Costs on uncompleted projects applicable
    to future billings                                  547,587       420,115
   Prepaid insurance                                        -          82,386
   Other assets                                         183,983       232,764
                                                   ------------  ------------
           Total Current Assets                       4,170,730     3,672,766

Property and equipment, net                           1,615,406     1,518,413
Assets held for sale                                    480,000       480,000
                                                   ------------  ------------
           Total Assets                            $  6,266,136  $  5,671,179
                                                   ============  ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Bank overdraft                                  $    314,278  $     20,659
   Accounts payable                                     984,668     1,174,639
   Billings in excess of costs and estimated
     profit on uncompleted projects                     346,946       541,373
   Accrued expenses and other liabilities               352,446       334,198
   Current portion of long-term debt                    233,274       239,369
                                                   ------------  ------------
           Total Current Liabilities                  2,231,612     2,310,238

Long-term debt, net of current portion                  701,125       698,346
Note payable to bank under line of credit             1,561,500     1,427,900
                                                   ------------  ------------
           Total Liabilities                          4,494,237     4,436,484
                                                   ------------  ------------
Shareholders' Equity:
   Common stock, par value $.01 per share;
    authorized 20,000,000 shares; 19,703,957
    and 11,703,963 shares issued and outstanding
    as of June 30, 2002 and December 31, 2001,
    respectively                                        197,040      117,040
   Additional paid-in capital                         8,108,185    7,791,152
   Accumulated deficit                               (6,533,326)  (6,673,497)
                                                    ------------  -----------
          Total Shareholders' Equity                  1,771,899    1,234,695
                                                     ----------   -----------
          Total Liabilities and Shareholders' Equity $6,266,136   $5,671,179
                                                     ==========   ==========

The accompanying notes are an integral part of the financial statements.

ITEM #1 FINANCIAL STATEMENTS                    PART I - FINANCIAL INFORMATION



     OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)


                                    THREE MONTHS ENDED     SIX MONTHS ENDED
                                    June 30,   June 30,   June 30,   June 30,
                                      2002       2001       2002       2001
                                   ---------- ---------- ---------- ----------
Revenues:
   Project billings and services   $3,644,734 $3,378,960 $6,725,098 $6,248,529
   Project costs                    2,678,750  2,391,552  4,840,387  4,366,195
                                   ---------- ---------- ---------- ----------
     Gross margin                     965,984    987,408  1,884,711  1,882,334
                                   ---------- ---------- ---------- ----------

Selling, general and
 administrative expense:
   Payroll expense and related
     payroll taxes and benefits       458,923    447,415    970,459    930,055
   Depreciation                        75,108     80,009    141,351    160,708
   Occupancy                           95,758     98,068    193,877    200,781
   Professional Services               63,928     56,057    132,320    107,834
   Office Expense                      48,762     39,419    112,520     90,757
   Business Insurance                  39,155     25,810     71,604     47,935
   Other expenses, net                  8,037     20,451     50,237     48,652
                                    --------- ---------- ---------- ----------
                                      789,671    767,229  1,672,368  1,586,722
                                    --------- ---------- ---------- ----------

Operating income                      176,313    220,179    212,343    295,612
                                    --------- ---------- ---------- ----------

Other income and (expense):
   Interest expense                   (38,589)   (56,748)   (74,017) (117,234)
   Casualty gain from insurance
     proceeds, net (Note 6)               -      258,040        -     301,881
   Other, net                             314     (1,942)     1,845    (7,303)
                                    --------- ----------- ---------- ---------
                                      (38,275)   199,350    (72,172)  177,344
                                    --------- ----------- ---------- ---------

NET INCOME                           $138,038   $419,529   $140,171  $472,956
                                     ========  =========  =========  ========


Earnings per common share:
    Basic and diluted                 $0.01      $0.04      $0.01     $0.04

Weighted average shares outstanding:
    Basic                          13,286,379 11,603,963 12,499,543 11,603,963
    Diluted                        13,502,643 11,603,963 12,608,272 11,603,963


The accompanying notes are an integral part of the financial statements.

ITEM #1 FINANCIAL STATEMENTS                    PART I - FINANCIAL INFORMATION


      OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                         June 30,   June 30,
                                                           2002       2001
                                                       ----------- -----------
Operating activities:
 Net income                                              $140,171    $472,956
 Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
   Bad debt expense                                        67,152      64,447
   Depreciation                                           149,638     166,003
   Gain on insurance proceeds from loss on real property      -      (301,881)
   (Increase) decrease in operating assets and
    increase (decrease) in operating liabilities:
     Accounts receivable                                 (595,903)   (170,261)
     Costs on uncompleted projects applicable to
      future billings                                    (127,472)    331,303
     Billings and estimated profit in excess of costs
      on uncompleted contracts                           (194,427)     29,844
     Prepaid expenses and other assets                    131,167     (58,643)
     Accounts payable and accrued expenses               (171,723)   (497,109)
                                                       ----------- -----------
       Net cash (used in) provided by
        operating activities                             (601,397)     36,659
                                                       ----------- -----------

Investing activities:
   Purchase of property and equipment                    (226,665)   (158,564)
   Insurance proceeds from loss on real property              -       308,167
                                                       ----------- -----------
       Net cash (used in) provided by
        investing activities                             (226,665)    149,603
                                                       ----------- -----------

Financing activities:
   Bank overdraft                                         293,619      26,536
   Proceeds from issuance of common stock                 397,033         -
   Proceeds from note payable to bank and current
      and long-term borrowings                          3,893,801   2,505,245
   Principal payments on current and
      long-term borrowings                             (3,783,483) (2,718,746)
                                                       ----------- -----------
       Net cash provided by (used in)
        financing activities                              800,970    (186,965)
                                                       ----------- -----------

Decrease in cash                                          (27,092)       (703)

Cash at beginning of period                                51,818       6,249
                                                       ----------- -----------

CASH AT END OF PERIOD                                     $24,726      $5,546
                                                       =========== ===========
Non-cash items
   Equipment purchased through bank and
     other financing sources                              $19,966     $67,899
   Non-cash financing of insurance                            -      $158,174

Cash paid for interest                                    $74,017    $117,234


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

3. Related Party Transactions

	The Company provided $64,407 and $18,292 of remediation, sub-contract support and project services to a shareholder and its affiliates for the six months ended June 30, 2002 and 2001, respectively. Services provided were at competitive rates, which were bid on a project-by-project basis.

	The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company. The costs for these services amounted to approximately $376,000 and $334,000 for the six months ended June 30, 2002 and 2001, respectively. The costs for these services were comparable to those which would have been charged by a provider of labor services with no relationship to the Company.

4. Earnings per Share

	Basic earnings per share is computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share includes the potentially dilutive effect of common stock equivalents.

	Warrants issued to a financial advisor in 1998 to purchase 302,500 shares of common stock at $1.65 per share expired in March 2001.

	Warrants were issued to a financial advisor in May 2002 to purchase 480,000 shares of common stock at $0.066 per share, expiring in May 2007.

	In May 2002, a private offering of the Company's common stock was made under Regulation D, Rule 506 of the Securities and Exchange Commission Act of 1933, as amended. Form D, Notice of sale of securities pursuant to regulation D, was filed with the Securities and Exchange Commission on June 13, 2002. The principal underwriter of the offering was Benchmark-Pellinore. The offering resulted in the sale of 8,000,000 shares of the Company's common stock at $0.06 per share to twenty-one accredited investors. Gross proceeds from the offering were $480,000. Expenses and fees, including an underwriting commission paid to Benchmark-Pellinore of $48,000, aggregated approximately $82,000. Net proceeds of the offering were approximately $398,000. Management plans to use the proceeds from the offering to buy back into treasury 4,385,170 shares of common stock from the Company's two largest shareholders.

5. Subsequent Event

	On August 2, 2002, the Company purchased into treasury 4,385,170 shares of its common stock from the Company's two largest shareholders. 2,811,070 shares were purchased from M&T Bank for $.10 per share, or $281,107.
1,574,100 shares were purchased from O'Brien & Gere Limited for $.10 per share, or $157,410.

6. Casualty Gain

	On January 21, 2001, a fire destroyed the offices of the Massena, NY branch. As of June 30, 2001, insurance proceeds had been received in the amount of $308,167 related to the insured replacement value of the property that was destroyed. The proceeds received were used to replace the destroyed building and contents at substantially the same cost. A loss on disposal of assets, representing the net book value of all the destroyed assets as of the date of the fire, was recorded in the amount of $6,286. Accordingly, the Company realized a casualty gain of $301,881 in the second quarter of 2001 as a result of the proceeds collected.

                    PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     LIQUIDITY AND CAPITAL RESOURCES

	At June 30, 2002, the Company had cash and cash equivalents of $24,726 as compared to $51,818 at December 31, 2001. The Company voluntarily applies excess cash in the Company's operating account to pay down the Company's revolving line of credit.

	At June 30, 2002, the Company had working capital of $1,939,118 compared to $1,362,528 at December 31, 2001, with a current ratio of 1.87 to 1 at June 30, 2002 and 1.59 to 1 at December 31, 2001.

	For the six months ended June 30, 2002, the Company's net cash used in operations was $601,397 compared to net cash provided by operations of $36,659 during the six months ended June 30, 2001. The cash used in operations for the six months ended June 30, 2002 was primarily a result of a net increase in accounts receivable. A specific, past-due, account receivable at June 30, 2002, in the amount of $537,192, was received on July 12, 2002.

	The Company's net cash used in investing activities of $226,665 during the first three months of the year was attributable to the purchase of various field and office equipment.

	Cash provided by financing activities was $800,970, which was primarily due to proceeds from the issuance of common stock and a net increase in the Company's line of credit as a result of the cash used in operating activities.

	As of June 30, 2002, the Company had a loan agreement that provided for borrowings up to $2,200,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later.
The loan is payable on July 31, 2003, bears interest at a rate of prime plus
1.25 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company. As of June 30, 2002, borrowing against the revolving loan aggregated $1,561,500.

	During the first six months of 2002, all principal payments on the Company's debt were made within payment terms.

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

                           RESULTS OF OPERATIONS


                                 BILLINGS

	The Company's project billings for the second quarter of 2002 increased 8% to $3,644,734 from $3,378,960 for the second quarter of 2001. For the six-month period ended June 30, 2001 the Company's billings have increased 8% to $6,725,098 from $6,248,529 for the same period in 2000.

	When comparing the first six months of 2002 to the same period in 2001, the overall increase in billings is due to several factors. Revenues from New York State Department of Environmental Conservation ("NYSDEC") remediation projects increased approximately $1,700,000. The increased revenue from NYSDEC remediation projects is primarily due to a single large project in the Plattsburgh, NY area in the first quarter and single large projects in the Massena, NY and Albany, NY areas in the second quarter.
This increase was partially offset by decreases in revenue from asbestos remediation projects totaling approximately $500,000 and spill response, transportation and disposal projects totaling approximately $525,000. As part of the Company's plan to refocus its efforts on lines of work that are more profitable, the Company is being more selective in bidding on asbestos remediation projects.


                        PROJECT COSTS AND GROSS MARGIN

	Project costs for the second quarter of 2002 increased 12% to $2,678,750 from $2,391,552 for the same period in 2001. Project costs as a percentage of revenues were 74% and 71% for the three months ended June 30, 2002 and 2001, respectively. Gross margin for the second quarter of 2002 decreased to 26% from 29% for the same period in 2001.

	For the six month period ended June 30, 2002, project costs increased 11% to $4,840,387 from $4,366,195 for the six months ended June 30, 2001. Project costs as a percentage of revenues were 72% and 70% for the six months ended
June 30, 2002 and 2001, respectively.  Gross margin for the six months ended
June 30, 2002 decreased to 28% from 30% for the same period in 2001.

	As a result of increased billings, project costs also increased. The slight decrease in the gross margin is due to the unusually large volume of excavation projects in the first half of the year. Excavation projects typically produce a lower gross margin as a result of trucking and landfill expenses which are treated as a pass-through expense at a specified mark-up.

            SELLING, GENERAL, ADMINISTRATIVE AND INTEREST EXPENSES

	Selling, general and administrative expenses ("SG&A") for the quarter ended June 30, 2002 increased 3% to $789,671 from $767,229 for the same period in 2001. For the six month period ended June 30, 2002, SG&A increased 5% to $1,672,368 from $1,586,722 for the same period in 2001. SG&A as a percentage of revenues was 25% for each of the six months ended June 30, 2000.

	When comparing the first six months of 2002 to the same period in 2001, the overall increase in SG&A is due primarily to the commencement of operations of OP-TECH AVIX, Inc ("AVIX") in January 2002. AVIX accounted for SG&A of approximately $83,000 for the six months ended June 30, 2002. Based on the categories of SG&A as illustrated on the Consolidated Statements of Operations on page 4, AVIX contributed the following amounts:



   Payroll Expenses and related payroll taxes and benefits   $  56,138
   Depreciation                                                    619
   Occupancy                                                     3,292
   Professional Services                                        15,296
   Office Expense                                                5,563
   Other Expenses, net                                           2,504
                                                             ---------
                                                             $  83,412
                                                             =========

	SG&A, net of AVIX, as a percentage of revenues decreased to 24% for the six months ended June 30, 2002 compared to 25% for the same period in 2001.


                             INTEREST EXPENSE

	Interest expense for the six months ended June 30, 2002 decreased 37% to $74,017 from $117,234 for the same period in 2001. The decrease in interest expense was primarily due to a decrease in the average interest rate.


                               CASUALTY GAIN

	On January 21, 2001, a fire destroyed the offices of the Massena, NY branch. As of June 30, 2001, insurance proceeds had been received in the amount of $308,167 related to the insured replacement value of the property that was destroyed. The proceeds received were used to replace the destroyed building and contents at substantially the same cost. A loss on disposal of assets, representing the net book value of all the destroyed assets as of the date of the fire, was recorded in the amount of $6,286. Accordingly, the Company realized a casualty gain of $301,881 in the second quarter of 2001 as a result of the proceeds collected.

                                  NET INCOME

	The net income for the six months ended June 30, 2002 and 2001 was $140,171, or $0.01 per share basic and diluted, and $472,956 (includes $301,881 casualty gain), or $0.04 per share basic and diluted, respectively.

                            CONTRACTUAL OBLIGATIONS

	The Company's future payments related to its material debt and other certain contractual obligations and the timing of those payments are set forth below. Since many of these payment amounts are not fixed, the amounts in the table are solely estimates as more fully indicated in the footnotes and the actual amounts may be different.


Contractual Obligations            Fiscal Year      2-3       4-5      After 5
($ in thousands)                      2002 (1)     Years     Years      Years
---------------------------------  -----------   ---------  --------   -------

Note payable to bank under
line of credit (2)                      -          1,562       -          -

Term loan (3)                          150           300      238         -

Equipment line of credit (4)            42           115      109         6

Equipment note payable (5)              33            55       -          -


1. Amounts due within one year represent payment obligations from January 1, to December 31, 2002.

2. Note payable to bank under line of credit includes scheduled maturities, but excludes interest payments. The scheduled amortization does not consider the Company's ability to draw or pay down the line of credit facility prior to maturity. Remaining credit available under the line of credit is $638,500 at June 30, 2002.

3. Term loan payable includes scheduled maturities, but excludes variable rate interest payments.

4. Equipment line of credit includes scheduled maturities, but excludes interest payments. The scheduled amortization does not consider the Company's ability to draw or pay down the line of credit facility prior to maturity. There is no remaining credit available under the line of credit at June 30, 2002.

5. Equipment note payable includes scheduled maturities including interest payments.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

	There were no material changes in the Company's market risk or market risk strategies during the quarter ended June 30, 2002.

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

                                  OP-TECH Environmental Services, Inc.
                                               (Registrant)



Date: August 14, 2002    /s/ Christopher J. Polimino
                         ---------------------------
                         Christopher J. Polimino
                         President and Chief Executive Officer

                         /s/ Douglas R. Lee
                         ---------------------------
                         Douglas R. Lee
                         Chief Financial Officer and Treasurer

<END>