Form 10-Q
period 2002-09-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2002-11-15
CIK 858748

______________________________________________________________________



                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                               FORM 10-Q


[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2002

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


                            Yes   X   or No

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 2002: 15,318,787

______________________________________________________________________

      OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

                                    INDEX


                                                                      Page No.

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets
           -September 30, 2002 (Unaudited) and December 31, 2001 (Audited)..3

           Consolidated Statements of Operations
           -Three months ended September 30, 2002 and September 30, 2001
            (Unaudited)
           -Nine months ended September 30, 2002 and September 30, 2001
           (Unaudited)......................................................4

           Consolidated Statements of Cash Flows
           -Nine months ended September 30, 2002 and September 30, 2001
            (Unaudited)....................................................5

           Notes to Consolidated Financial Statements (Unaudited).........6-8


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................9-15


  Item 3.  Quantitative and Qualitative Disclosure About Market Risk .....16


PART II.   OTHER INFORMATION .............................................17


           SIGNATURES ....................................................18

ITEM # 1 FINANCIAL STATEMENTS                   PART 1 - FINANCIAL INFORMATION



         OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                (UNAUDITED)
                                                September 30,     December 31,
                                                    2002              2001
                                                -------------   --------------
                  ASSETS

Current Assets:
  Cash                                          $      88,719   $      51,818
  Accounts receivable (net of allowance
    for doubtful accounts of approximately
    $200,000 and $195,000, respectively)            3,299,640       2,885,683
  Costs on uncompleted projects applicable
    to future billings                                335,665         420,115
  Prepaid Expenses and Other current assets           413,104         315,150
                                                -------------   -------------
      Total Current Assets                          4,137,128       3,672,766

Property and equipment, net                         1,585,081       1,518,413
Assets held for sale                                  480,000         480,000
                                                -------------   -------------
      Total Assets                              $   6,202,209   $   5,671,179
                                                =============   =============

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                              $     708,305   $   1,195,298
  Billings in excess of costs and
    estimated profit on uncompleted projects          356,796         541,373
  Accrued expenses and other current liabilities      333,424         334,198
  Current portion of long-term debt                   465,382         239,369
                                                -------------   -------------
      Total Current Liabilities                     1,863,907       2,310,238

Long-term debt, net of current portion                697,288         698,346
Note payable to bank under line of credit           2,121,300       1,427,900
                                                -------------   -------------
      Total Liabilities                             4,682,495       4,436,484
                                                -------------   -------------
Shareholders' Equity:

  Common stock, par value $.01 per share;
    authorized 20,000,000 shares; 15,318,787
    and 11,703,963 shares issued and
    outstanding as of September 30, 2002 and
    December 31, 2001, respectively                   197,040        117,040
  Additional paid-in capital                        7,705,482      7,791,152
  Accumulated deficit                              (6,338,956)    (6,673,497)
  Treasury stock; 4,385,170 shares as of
    September 30, 2002                                (43,852)         -
                                                 -------------  -------------
      Total Shareholders' Equity                    1,519,714      1,234,695
                                                 -------------  -------------
      Total Liabilities and Shareholders' Equity $  6,202,209   $  5,671,179
                                                 =============  =============


      The accompanying notes are an integral part of the financial statements.

ITEM # 1 FINANCIAL STATEMENTS                   PART 1 - FINANCIAL INFORMATION


        OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                            THREE MONTHS ENDED          NINE MONTHS ENDED
                       September 30, September 30, September 30, September 30,
                          2002          2001          2002          2001
                       ------------  ------------  ------------  -------------

Revenues:

 Project billings
  and services         $  3,728,173  $  3,664,400  $ 10,453,271  $  9,912,929
   Project costs          2,578,700     2,738,364     7,419,087     7,104,559
                       ------------  ------------  ------------  ------------
      Gross margin        1,149,473       926,036     3,034,184     2,808,370
                       ------------  ------------  ------------  ------------

Selling, general and
 administrative expense:

 Payroll expense and
  related payroll taxes
  and benefits              508,923       456,240     1,479,382     1,386,295
 Depreciation                74,456        89,544       215,807       250,252
 Occupancy                   93,320        93,680       287,197       294,460
 Professional Services       56,321        38,489       188,641       146,325
 Office Expense              61,116        41,126       173,636       131,883
 Business Insurance          54,084        30,747       125,688        78,682
 Provision for impairment
  of long-lived assets          -         300,000           -         300,000
 Other expenses, net         62,055       (10,153)      112,292        38,499
                          ---------   ------------  ------------  -----------
                            910,275     1,039,673     2,582,643     2,626,396
                          ---------   ------------  ------------  -----------

Operating income            239,198      (113,637)      451,541       181,974
                          ---------   ------------  ------------  -----------

Other income and (expense):
 Interest expense           (43,862)      (53,843)     (117,879)     (171,077)
 Casualty gain from
  insurance proceeds,
  net (Note 5)                  -             -             -         301,881
  Other, net                   (968)        5,032           877        (2,271)
                          ----------  ------------  ------------  ------------
                            (44,830)      (48,811)     (117,002)      128,533
                          ----------  ------------  ------------  ------------

NET INCOME (LOSS)         $ 194,368   $  (162,448)   $  334,539    $  310,507
                          =========   ============   ===========  ============


Earnings per common share:
    Basic and diluted        $0.012       $(0.014)       $0.024        $0.027

Weighted average shares outstanding:
    Basic                16,796,401    11,669,963    13,976,872    11,626,185
    Diluted              16,406,915    11,669,963    13,770,055    11,626,185



The accompanying notes are an integral part of the financial statements.

ITEM # 1 FINANCIAL STATEMENTS                   PART 1 - FINANCIAL INFORMATION

          OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                        NINE MONTHS ENDED
                                                 September 30,   September 30,
                                                     2002            2001
                                                 -------------  --------------
Operating activities:
 Net income                                      $     334,539  $     310,507
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Bad debt expense                                   101,078        100,223
    Depreciation                                       227,306        258,824
    Provision for impairment of long-lived assets           -         300,000
    Gain on insurance proceeds from loss
     on real property                                       -        (301,881)
    Loss on disposal of asset                               -           1,167
    (Increase) decrease in operating assets and
     increase (decrease) in operating liabilities:
      Accounts receivable                             (515,035)    (1,039,572)
      Costs on uncompleted projects applicable to
       future billings                                  84,450        225,823
      Billings and estimated profit in excess
       of costs on uncompleted contracts              (184,577)       (67,470)
      Prepaid expenses and other current assets        (97,955)        52,325
      Accounts payable and accrued expenses           (487,768)        24,562
                                                   ------------  -------------
          Net cash used in operating activities       (537,962)      (135,492)
                                                   ------------  -------------

Investing activities:
  Purchase of property and equipment                  (274,004)      (523,601)
  Insurance proceeds from loss on real property            -          308,167
                                                   ------------  -------------
          Net cash used in investing activities       (274,004)      (215,434)
                                                   ------------  -------------

Financing activities:
  Proceeds from issuance of common stock               388,996          5,000
  Purchase of treasury stock                          (438,517)           -
  Proceeds from note payable to bank and current
   and long-term borrowings                          6,878,285      4,947,958
  Principal payments on current and
   long-term borrowings                             (5,979,897)    (4,602,722)
                                                   ------------  -------------
          Net cash provided by financing activities    848,867        350,236
                                                   ------------  -------------

Increase (Decrease) in cash                             36,901           (690)

Cash at beginning of period                             51,818          6,249

CASH AT END OF PERIOD                               $   88,719     $    5,559
                                                    ===========    ===========

Non-cash items:
 Equipment purchased through bank and
   other financing sources                          $   19,966     $  155,478
   Non-cash financing of insurance                         -       $  158,174

Cash paid for interest                              $  117,879     $  171,077


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

3. Related Party Transactions

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by a shareholder and director of the Company. The costs for these services amounted to approximately $613,000 and $653,000 for the nine months ended September 30, 2002 and 2001, respectively. The costs for these services were comparable to those which would have been charged by a provider of labor services with no relationship to the Company.

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

In May 2002, a private offering of the Company's common stock was made under Regulation D, Rule 506 of the Securities and Exchange Commission Act of 1933, as amended. Form D, Notice of sale of securities pursuant to regulation D, was filed with the Securities and Exchange Commission on June 13, 2002. The principal underwriter of the offering was Benchmark-Pellinore. The offering resulted in the sale of 8,000,000 shares of the Company's common stock at $0.06 per share to twenty-one accredited investors. Gross proceeds from the offering were $480,000. Expenses and fees, including an underwriting commission paid to Benchmark-Pellinore of $48,000, aggregated approximately $91,000. Net proceeds of the offering were approximately $389,000. Management used the proceeds from the offering to buy back into treasury 4,385,170 shares of common stock from the Company's two largest shareholders.

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

                          PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had cash and cash equivalents of $88,719 as compared to $51,818 at December 31, 2001. The Company voluntarily applies excess cash in the Company's operating account to pay down the Company's revolving line of credit.

At September 30, 2002, the Company had working capital of $2,273,221 compared to $1,362,528 at December 31, 2001, with a current ratio of 2.22 to 1 at September 30, 2002 and 1.59 to 1 at December 31, 2001.

For the nine months ended September 30, 2002, the Company's net cash used in operations was $537,962 compared to $135,492 during the nine months ended September 30, 2001. The increase in cash used in operations for the nine months ended September 30, 2002 was primarily a result of a net decrease in accounts payable as well as a net increase in accounts receivable and other current assets.

The Company's net cash used in investing activities of $274,004 during the first nine months of the year was attributable to the purchase of various field and office equipment.

Cash provided by financing activities for the nine months ended September 30, 2002 was $848,867, which was primarily due to a net increase in the Company's line of credit as a result of the cash used in operating activities.

As of September 30, 2002, the Company had a loan agreement that provided for borrowings up to $2,300,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. The loan is payable on May 31, 2004, bears interest at a rate of prime plus
1.25 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company. As of September 30, 2002, borrowing against the revolving loan aggregated $2,121,300.

During the first nine months of 2002, all principal payments on the Company's bank debt were made within payment terms.

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

                             RESULTS OF OPERATIONS


                                   BILLINGS

The Company's project billings for the third quarter of 2002 increased 2% to $3,728,173 from $3,664,400 for the third quarter of 2001. For the nine-month period ended September 30, 2002 the Company's billings have increased 6% to $10,453,271 from $9,912,929 for the same period in 2001.

When comparing the first nine months of 2002 to the same period in 2001, the overall increase in billings is due to several factors. Revenues from New York State Department of Environmental Conservation ("NYSDEC") remediation projects increased approximately $1,760,000. The increased revenue from NYSDEC remediation projects is primarily due to a single large project in the Plattsburgh, NY area in the first quarter and single large projects in the Massena, NY and Albany, NY areas in the second quarter. This increase was partially offset by decreases in revenue from asbestos remediation projects totaling approximately $787,000 and spill response, transportation and disposal projects totaling approximately $340,000. As part of the Company's plan to refocus its efforts on lines of work that are more profitable, the Company is being more selective in bidding on asbestos remediation projects.



                      PROJECT COSTS AND GROSS MARGIN

Project costs for the third quarter of 2002 decreased 6% to $2,578,700 from $2,738,364 for the same period in 2001. Project costs as a percentage of revenues were 69% and 75% for the three months ended September 30, 2002 and 2001, respectively. Gross margin for the third quarter of 2002 increased to 31% from 25% for the same period in 2001.

For the nine-month period ended September 30, 2002, project costs increased
4% to $7,419,087 from $7,104,559 for the nine months ended September 30, 2001. Project costs as a percentage of revenues were 71% and 72% for the nine months ended September 30, 2002 and 2001, respectively. Gross margin for the nine months ended September 30, 2002 increased to 29% from 28% for the same period in 2001.

As a result of increased billings for the nine-month period ended September 30, 2002, project costs also increased. The slight increase in the gross margin is due to the Company being more selective in project bidding and project managers meeting their budgetary guidelines.

            SELLING, GENERAL,  ADMINISTRATIVE AND INTEREST EXPENSES

Selling, general and administrative expenses ("SG&A") for the quarter ended September 30, 2002 decreased 12% to $910,275 from $1,039,376 for the same period in 2001. For the nine month period ended September 30, 2002, SG&A decreased 2% to $2,582,643 from $2,626,396 for the same period in 2001. SG&A as a percentage of revenues was 25% for the nine months ended September 30, 2002 compared to 27% for the same period in 2001.


When comparing SG&A excluding the effect of the impairment of long-lived assets, for the quarter ended September 30, 2002, SG&A increased 23% to $910,275 from $739,673 for the same period in 2001. For the nine-month period ended September 30, 2002, SG&A increased 11% to $2,582,643 from 2,326,396 for the same period in 2001. SG&A as a percentage of revenues increased to 25% versus 24% for the nine months ended September 30, 2001.


When comparing the first nine months of 2002 to the same period in 2001, the overall increase in SG&A is due primarily to the commencement of operations of OP-TECH AVIX, Inc ("AVIX") in January 2002. AVIX accounted for SG&A of approximately $139,000 for the nine months ended September 30, 2002. Based on the categories of SG&A as illustrated on the Consolidated Statements of Operations on page 4, AVIX contributed the following amounts:



  Payroll Expenses and related payroll taxes and benefits   $     95,794
  Depreciation                                                       928
  Occupancy                                                        4,814
  Professional Services                                           16,800
  Office Expense                                                   8,607
  Other Expenses, net                                             12,295
                                                            ------------
                                                            $    139,238
                                                            ============

SG&A, net of AVIX, as a percentage of revenues decreased to 23% for the nine months ended September 30, 2002 compared to 24% for the same period in 2001.

                               INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2002 decreased 31% to $117,879 from $171,077 for the same period in 2001. The decrease in interest expense was primarily due to a decrease in the average interest rate on the Company's floating rate debt.


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


                                 NET INCOME

The net income for the nine months ended September 30, 2002 and 2001 was $334,539, or $0.024 per share basic and diluted, and $310,507 (includes $301,881 casualty gain), or $0.027 per share basic and diluted, respectively.

                            CONTRACTUAL OBLIGATIONS

The Company's future payments related to its material debt and other certain contractual obligations and the timing of those payments are set forth below. Since many of these payment amounts are not fixed, the amounts in the table are solely estimates as more fully indicated in the footnotes and the actual amounts may be different.


Contractual Obligations        Fiscal Year      2-3        4-5         After 5
($ in thousands)                 2002 (1)      Years      Years         Years
----------------------------   -----------   ----------  ----------   --------

Note payable to bank under
lline of credit (2)                -           2,121         -            -

Term loans (3)                    296            446        238           -

Equipment line of credit (4)       49            139        139          16

Equipment note payable (5)         33             55         -            -


1. Amounts due within one year represent payment obligations from January 1, 2002 to December 31, 2002.

2. Note payable to bank under line of credit includes scheduled maturities, but excludes interest payments. The scheduled amortization does not consider the Company's ability to draw or pay down the line of credit facility prior to maturity. Remaining credit available under the line of credit is $179,000 at September 30, 2002.

3. Term loan payable includes scheduled maturities, but excludes variable rate interest payments.

4. Equipment line of credit includes scheduled maturities, but excludes interest payments. The scheduled amortization does not consider the Company's ability to draw or pay down the line of credit facility prior to maturity. Remaining credit available under the equipment line of credit is $733,886 at September 30, 2002.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

There were no material changes in the Company's market risk or market risk strategies during the quarter ended September 30, 2002.

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

                                           OP-TECH Environmental Services, Inc.
                                                       (Registrant)



Date: November 14, 2002   /s/ Christopher J. Polimino
                              Christopher J. Polimino
                              President and Chief Executive Officer

                          /s/ Douglas R. Lee
                              Douglas R. Lee
                              Chief Financial Officer and Treasurer

<END>