Form 10-K
period 2002-12-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2003-03-26
CIK 858748

Securities and Exchange Commission
                            Washington, DC 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended  December 31, 2002

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

                             (315) 463-1643
            (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:
     None

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

                      Yes X  or  No ___

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the Company as of March 15, 2003 was $3,734,590 based upon the average bid and ask price of such stock on such day.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

                      Yes___  or  No X

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the Company's classes of common stock, as of March 15, 2003. Common stock, $.01 par value. 15,318,787

                                    PART I

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

                            ITEM 1. BUSINESS

                                 General

OP-TECH Environmental Services, Inc. and Subsidiaries (the "Company"), a Delaware corporation, provides comprehensive environmental services predominately in New York, Massachusetts, Northern Pennsylvania, and New Jersey. The Company performs industrial cleaning of hazardous and non-hazardous materials and provides varying services relating to plant facility closure, including interior and exterior demolition and asbestos removal. In addition, the Company provides remediation services for sites contaminated by hazardous and non-hazardous materials and provides 24-hour emergency spill response services. The majority of the Company's revenues are derived from state agencies, industrial companies and municipalities facing complex environmental clean-up problems associated with hazardous and non-hazardous materials as required by various governmental agencies. The Company's services include assessing the regulatory, technical, and construction aspects of the environmental issue, and performing the necessary remediation activities. The Company seeks to provide its clients with remedial solutions which integrate the various aspects of a project and are well-documented, practical, cost effective, and acceptable to regulatory agencies and the public.

In December 2001, the Company's Board of Directors approved a resolution to establish OP-TECH AVIX, Inc. ("AVIX"), a wholly-owned subsidiary of the Company, for purposes of pursuing and engaging in diversified lines of business including asset management technologies. AVIX was formed in January 2002. Information on business segments is included in Note 15 to the consolidated financial statements for the year ended December 31, 2002 included in item 15.


                                 Services

Transportation and Disposal Services

The Company provides transportation of hazardous and non-hazardous wastes from customer sites to customer-designated landfills and disposal facilities. The Company also provides liquid tank truck transports equipped with vacuum pumps.


24-Hour Emergency Spill Response

The Company undertakes environmental remediation projects on both a planned and emergency basis. Emergency response actions may develop into planned remedial action projects when soil, groundwater, buildings, or facilities are extensively contaminated. The Company has established specially trained emergency response teams. Many of the Company's decontamination and mitigation activities result from a response to an emergency situation by one of its response teams. These incidents can result from transportation accidents involving chemical or petroleum substances, fires at chemical facilities or hazardous waste sites, transformer fires or explosions involving PCBs, and other unanticipated events. The substances involved may pose an immediate threat to public health or the environment, such as possible groundwater contamination. The Company derives a material portion of its revenues from an agreement with the New York State Department of Environmental Conservation (NYSDEC) to provide emergency response services in certain areas of New York state, payment of which is guaranteed by the NYSDEC.

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

RCRA. The Resources Conservation and Recovery Act of 1976 is the principal federal statute governing hazardous waste generation, treatment, storage, and disposal. RCRA, or EPA-approved state programs may govern any waste handling activities of substances classified as "hazardous." The 1984 amendments to RCRA substantially expanded its scope by, among other things, providing for the listing of additional wastes as "hazardous" and providing for the regulation of hazardous wastes generated in lower quantities than previously had been regulated. Additionally, the amendments impose restrictions on land disposal of certain hazardous wastes, prescribe more stringent standards for hazardous waste land disposal sites, set standards for underground storage tanks and provide for "corrective" action at or near sites of waste management units. Under RCRA, liability and stringent operating requirements may be imposed on a person who is either a "generator" or a "transporter" of hazardous waste, or an "owner" or "operator" of a waste treatment, storage, or disposal facility. The Company does not believe its hazardous waste remediation services cause it to fall within any of these categories, although it might be considered an "operator" of a waste management facility or a "generator" of hazardous waste if it were to control the collection, source, separation, storage, transportation, processing, treatment, recovery, or disposal of hazardous wastes, including operation of a treatment unit for remedial purposes.

Regulation of underground storage tanks (UST) legislation, in particular Subtitle I of RCRA, focuses on the regulation of underground tanks in which liquid petroleum or hazardous substances are stored and provides for the regulatory setting for a portion of the Company's work. Subtitle I of RCRA requires owners of all existing underground tanks to list the age, size, type, location, and use of each tank with a designated state agency. The EPA has published performance standards and financial responsibility requirements for storage tanks over a five year period. These regulations also require all new tanks which are installed to have protection against spills, overflows, and corrosion. Subtitle I of RCRA provides civil penalties of up to $15,000 per violation for each day of non-compliance with tank requirements and $10,000 for each tank for which notification was not given or was falsified. RCRA also imposes substantial monitoring obligations on parties which generate, transport, treat, store, or dispose of hazardous waste.

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

The liabilities provided by the Superfund Act could, under certain factual circumstances, apply to a broad range of possible activities by the Company, including generation of hazardous substances, releases of hazardous substances during transportation, failure to properly design a clean-up, removal or remedial plan and failure to achieve required clean-up standards, leakage of removed wastes in transit or at the final storage site, and remedial operations on ground water. Such liabilities can be joint and several where other parties are involved.

Other. The Company's operations are subject to other federal laws protecting the environment, including the Clean Water Act and the Toxic Substances Control Act.

Many states have also enacted statutes regulating the handling of hazardous substances, some of which are broader and more stringent than the federal laws and regulations.

                        Competitive Conditions

The markets for environmental remediation, as well as demolition and asbestos removal, continue to be very competitive. The Company competes with many different firms ranging from small local firms to large national firms, many of which have greater financial and marketing resources than the Company. Competition in environmental services is based largely on competitive pricing and quality of service provided. Other competitive factors include geographic location as well as reputation. Management believes the Company is one of the few firms based in its market areas throughout the Northeastern United States that offers a high quality combination of environmental services at the most competitive prices. In addition, through its wide range of environmental services, good reputation, and competitive pricing, the Company hopes to maintain a competitive edge in the environmental services business.

The Company operates field offices in Syracuse, Massena, Rochester, Albany, Plattsburgh, Waverly and Buffalo, New York, as well as Rockland, Massachusetts and Edison, New Jersey. While operations in the Syracuse, Massena, Albany, Buffalo and Waverly offices are substantial, the Rochester, Plattsburgh, Rockland and Edison operations operate at a lower volume.


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


Customers

The Company's client base includes state agencies, industrial companies, railroads, real estate developers, auto parts manufacturers, aluminum producers, utility companies, waste disposal firms, municipalities, and engineering firms. During 2002, the Company performed services for more than 600 clients. These projects ranged from short-term (three months or less) to projects which were on-going for 12 months or more. The majority of the projects were short-term in nature and continue to provide a substantial amount of revenue for the Company. During 2002, the Company had sales of approximately $5,600,000 related to a contract with the New York State Department of Environmental Conservation, which totaled approximately 37% of the Company's revenues. The loss of these sales could have a material adverse effect on the Company.


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


Backlog

As of December 31, 2002 and 2001, the Company had a backlog of orders of approximately $2,850,000 and $2,750,000, respectively.


Employees

In December 2001, the Company entered into a contractual co-employment agreement with a third party provider. As of March 15, 2003, the Company had a total of approximately 100 full-time employees under this contract. The Company's ability to retain and expand its staff will be an important factor in determining the Company's future success. The Company maintains employment contracts with its key managers in its branch offices. Manager contracts are negotiated on an annual basis and encompass items such as salary, bonuses, and non-compete clauses. The Company maintains key-person insurance for the President and CEO only. The Company considers its relations with its employees to be good, and the Company has never had a work stoppage or threat of a work stoppage.

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

The land is improved with a concrete and timbered dock that extends about 90 feet into the river and about 260 feet along the riverbed. The property includes three petroleum tanks that have an aggregate capacity of approximately 200,000 barrels. There are four support buildings on the premises.

The Company is currently pursuing the sale of all or part of its Massena property.


Rockland, Massachusetts Branch

The Company currently leases approximately 4,500 square feet of office space at a current rate of $3,200 per month plus utilities. The term of the lease extends through March 31, 2003 and will not be renewed. The Company anticipates locating another office in the New England area by the end of 2003.


Buffalo, New York Branch

The Company leases approximately 3,200 square feet of office and shop space at a current rate of $2,850 per month plus utilities. The term of the lease extends through March 31, 2004 and does not include an escalation clause.


Rochester, New York Branch

The Company leases approximately 150 square feet of office space at a current rate of $170 per month. The term of the lease is on a month-to-month basis.


Waverly, New York Branch

The Company leases approximately 6,400 square feet of office and shop space at a current rate of $1,800 per month plus utilities. The term of the lease extends through December 31, 2003, and does not contain an escalation clause.


Albany, New York Branch

The Company leases approximately 11,000 square feet of office and shop space at a current rate of $3,957 per month plus utilities. The term of the lease extends through October 31, 2007. The lease payment is scheduled to increase an additional $458 in May of 2005.


Edison, New Jersey Branch

Through February 28, 2003, the Company leased approximately 300 square feet of office space from O'Brien & Gere Engineers (an affiliated party) at a rate of $443 per month. The term of the lease was on a month-to-month basis.

Effective March 1, 2003, the Company leases approximately 2,200 square feet of office and shop space at a current rate of $1,467 per month plus utilities. The term of the lease extends through February 2005. The lease payment is scheduled to increase an additional $44 in February 2004.

Plattsburgh, New York Branch

The Company leases approximately 2,100 square feet of office and shop space at a current rate of $700 per month plus utilities. The term of the lease extends through October 31, 2003, and does not contain an escalation clause.


Equipment

The Company's owned equipment consists primarily of construction equipment such as vacuum trucks, dump trucks, tankers, excavation equipment, pumps, generators, and compressors, some of which have been specially modified for the Company's use. Chemical trailers and other specialized equipment for short-term projects are typically leased from local equipment contractors.

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








          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company held its annual shareholders meeting on December 4, 2002. The shareholders voted on the ratification of Dannible & McKee, LLP as the Company's auditors, the election of five directors, and the adoption of the OP-TECH stock option plan. The following votes were cast for each:

                                                       For         Against
Ratification of Dannible & McKee, LLP as
the Company's auditors                              9,103,021        -0-

Election of Directors:
Robert J. Berger              Director              9,103,021        -0-
Richard L. Elander            Director              9,103,021        -0-
Cornelius B. Murphy, Jr.      Director              9,103,021        -0-
Steven A. Sanders             Director              9,103,021        -0-
Christopher J. Polimino       Director              9,103,021        -0-


The adoption of the OP-TECH stock option plan       9,103,021        -0-

There were no other matters submitted to a vote of the Company's shareholders.

                                  PART II


            ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                         RELATED STOCKHOLDER MATTERS



(a)The shares of the Company's common stock are listed on the Over the Counter Bulletin Board under the symbol OTES.OB.

The high and low bid prices for the shares of the Company's common stock were as follows:

Quarter Ended                       High Bid         Low Bid

March 31, 2001                       $0.10            $0.06
June 30, 2001                        $0.22            $0.02
September 30, 2001                   $0.20            $0.10
December 31, 2001                    $0.10            $0.07
March 31, 2002                       $0.07            $0.06
June 30, 2002                        $0.12            $0.06
September 30, 2002                   $0.35            $0.08
December 31, 2002                    $0.45            $0.14

First quarter through
  March 15, 2003                     $0.46            $0.16

The aforementioned prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

(b) At March 15, 2003, there were approximately 185 holders of record of the Company's common stock.

(c) The Company has never paid any dividends and does not anticipate paying dividends in the foreseeable future.

                      ITEM 6. SELECTED FINANCIAL DATA


Statement of Operations Data

                                     Year Ended December 31

                        2002        2001        2000        1999        1998

Project Billings    $15,093,052 $13,243,081 $13,671,025 $12,517,772 $10,917,903
Net Income (Loss)      $553,666    $511,393    $539,876 ($2,613,883)   $812,753
Net Income (Loss) Per
Share (Basic & Diluted)   $.04        $.04        $.05       ($.23)       $.07




Balance Sheet Data
                                      As of December 31

                        2002        2001        2000        1999        1998

Total Assets         $8,130,139  $5,671,179  $5,734,277  $5,942,940  $6,632,753
Long-Term Obligations$3,570,103  $2,365,615  $2,432,374  $2,644,353  $1,526,560

           ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                        LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002 the Company had cash and cash equivalents of $0 as compared to $51,818 at December 31, 2001. Cash in the Company's operating account is electronically reduced nightly to pay down the Company's revolving line of credit in order to minimize interest expense.

At December 31, 2002, the Company had working capital of $2,031,861 compared to working capital of $1,362,528 at December 31, 2001. The Company had a current ratio of approximately 1.60 to 1 at the end of 2002 compared to 1.59 to 1 at the end of 2001. The Company's improved working capital balance is primarily attributable to the increase in accounts receivable at December 31, 2002 compared to December 31, 2001.

Cash used in operating activities during 2002 was $248,065 compared to cash provided by operating activities of $1,007,933 during 2001. The decrease in cash provided by operating activities in 2002 was mostly attributable to the increase in accounts receivable partially offset by the increase in accounts payable.

The Company's net cash used in investing activities of $727,891 during 2002 was attributable to the purchase of various field and office equipment.

Cash provided by financing activities of $924,138 in 2002 was primarily due to the timing of paydowns and cash advances on the Company's line of credit, as was necessitated by the net cash used in operating and investing activities.

As of December 31, 2002, the Company had a loan agreement that provided for borrowings up to $2,300,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. The loan is payable on May 31, 2004, bears interest at a rate of prime plus 1.25 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company. As of December 31, 2002, borrowing against the revolving loan aggregated $1,896,700.

During 2002, all principal payments on the Company's debt were made within payment terms.

The Company expects, based on budgeted operating results and the continued availability of its line of credit, that it will be able to meet obligations as they come due.


                         THE MASSENA PORT FACILITY

The Massena Port Facility is a former oil tank farm that is located on the St. Lawrence River in Massena, NY. The property is improved with several buildings and a deep water docking facility for large ocean going ships. Currently, the Company uses the property for its Massena branch office headquarters and equipment storage. The property has been held for sale since 1996, during which time the carrying value has been reduced from $1,900,000 to $480,000.

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

             CAPITAL RESTRUCTURING & BUSINESS OPERATIONS

The Company entered into letters of agreement with its then two largest creditors, its then financial institution, OnBank & Trust Co. ("OnBank"), and O'Brien & Gere Limited ("OBG Limited"), a shareholder, on October 14, 1997, which were executed as of December 31, 1997, whereas OnBank and OBG Limited converted all or part of their indebtedness, including accrued interest, into Common Stock of the Company, and forgave the remaining balance. OBG Limited, to which the Company was indebted for $1,540,000, including accrued interest of $140,000, forgave $1,000,000 of the debt and converted the balances into 1,080,000 shares of the Company's Common Stock. OnBank, to which the Company was indebted for $2,811,070, including accrued interest of $75,332, converted their debt and accrued interest for 5,622,000 shares of the Company's Common Stock. The price per share of $.50 was negotiated with the two creditors and the Company based on the price of recent sales and their estimates of future risk. The OnBank ownership of the Company transferred to M&T Bank as a result of the merger of those financial institutions in 1998.

In May 2002, a private offering of the Company's common stock was made under Regulation D, Rule 506 of the Securities Act of 1933, as amended. Form D, Notice of sale of securities pursuant to regulation D, was filed with the Securities and Exchange Commission on June 13, 2002. The placement agent of the offering was Benchmark-Pellinore Securities Corp. The offering resulted in the sale of approximately 8,000,000 shares of the Company's common stock at $0.06 per share to twenty-one accredited investors. Gross proceeds from the offering were $480,000. Expenses and fees, including a placement commission paid to Benchmark-Pellinore Securities Corp. of $48,000, aggregated approximately $91,000. Net proceeds of the offering were approximately $389,000. Management used the proceeds from the offering to buy back into the treasury 4,385,170 shares of common stock from the Company's two largest shareholders.

On August 2, 2002, the Company purchased into treasury 4,385,170 shares of its common stock from the Company's then two largest shareholders. 2,811,070, shares were purchased from M&T Bank for $.10 per share, or $281,107.
1,574,100 shares were purchased from O'Brien & Gere Limited for $.10 per share, or $157,410.


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

                              2002 COMPARED TO 2001

Revenues

During the year ended December 31, 2002, the Company's revenues increased 14% to $15,093,052 as compared to $13,243,081 for the year ended December 31, 2001. The increase in billings is due to several factors. Revenues from New York State Department of Environmental Conservation ("NYSDEC") remediation projects increased approximately $2,165,000. The increased revenue from NYSDEC remediation projects is primarily due to a single large project in the Plattsburgh, NY area in the first quarter and single large projects in the Massena, NY and Albany, NY areas in the second quarter. Revenues from Tank Cleaning increased approximately $800,000 primarily from a single large project in the Baltimore, MD area in the fourth quarter. These increases were partially offset by a decrease in revenue from asbestos remediation projects totaling approximately $1,108,000. As part of the Company's plan to refocus its efforts on lines of work that are more profitable, the Company is being more selective in bidding on asbestos remediation projects. Revenues from OP-TECH Avix, Inc. were not material in 2002.


Project Costs and Gross Margin

Project costs for the year ended December 31, 2002 increased 15% to $10,916,214 from $9,466,613 for the year ended December 31, 2001. Project costs as a percentage of revenues increased to 72% for the year ended December 31, 2002 compared to 71% for the same period in 2001. The gross profit margin for the year ended December 31, 2002 was 27% versus 29% for the year ended December 31, 2001.

As a result of increased billing for 2002, project costs also increased. The slight decrease in the gross margin is due to the unusually large volume of excavation projects in the first half of the year. Excavation projects typically produce a lower gross margin as a result of trucking and landfill expenses that are treated as a pass-through expense at a specified mark-up.


Selling, General, and Administrative Expenses

During the year ended December 31, 2002, selling, general, and administrative ("SG&A") expenses increased 14% to $3,465,557 compared to $3,035,129 reported for the previous year. SG&A expenses were approximately 23% of sales for both the years ended December 31, 2002 and December 31, 2001.

When comparing 2002 to 2001, the overall increase in SG&A is due primarily to the commencement of operations of OP-TECH AVIX, Inc ("AVIX") in January 2002. AVIX accounted for SG&A of approximately $200,000 for 2002.

SG&A, net of AVIX, as a percentage of revenues decreased to 22% for 2002 compared to 23% for 2001.


Operating Income

As a result of the factors discussed above, for the year ended December 31, 2002, the Company reported operating income of $711,281 compared to $441,339 for the previous year.


Interest Expense

Interest expense decreased 24% to $167,542 in 2002 compared to $221,046 in 2001. The decrease in interest expense was primarily due to a decrease in the average interest rate incurred on the revolving loan and long-term debt, when comparing the year ended December 31, 2002 with the same period in 2001.


Net Income

Net income for the years ended December 31, 2002 and 2001 was $553,666 or $.04 per share basic & diluted, and $511,393, or $.04 per share basic and diluted, respectively.

Impact of Recently Issued Standards

In June, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 became effective January 1, 2003 for the Company. The Company has not yet made a determination of the impact of this standard on its consolidated financial statements, if any.

In October, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which became effective January, 2002 for the Company. SFAS No. 144 outlines the requirements used to test long-lived assets, other than goodwill and intangibles not being amortized, for impairment. In addition, the statement proscribes accounting and reporting for long-lived assets or groups of assets to be disposed. The adoption of SFAS No. 144 had no effect on the results of operations of the Company in 2002, but did require reclassification in 2002 of certain assets previously classified as held for sale on the balance sheet to property and equipment as assets held and used.

In July, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard is effective for exit or disposal activities initiated after December 31, 2002, and requires costs associated with exit or disposal activities, (including costs related to involuntary terminations and contract termination costs), to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Specifically, costs associated with involuntary terminations are to be accrued on the date the employees are notified, assuming the period of time between the notification date and termination date is the lesser of 60 days or the legally required notification period. Otherwise, these costs are to be recognized evenly over the period from notification to termination. Contract termination costs are to be recognized when the contract is legally terminated or when the economic benefits of the contract are no longer being realized. The Company has not yet made a determination of the impact of this standard on its consolidated financial statements, if any.

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

For more information regarding market risk, see the audited financial statements submitted under Item 15 of this report.





           ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The consolidated financial statements of the Company and the report of Dannible & McKee LLP are submitted under Item 14 of this report.









         ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                               PART III


              ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY


The following table sets forth certain information about the directors of the Company, all of whom were unanimously elected at the Annual Meeting of Stockholders of the registrant on December 4, 2002 for a term of one year, except George W. Lee, Jr. who was elected by the Board of Directors on December 4th, 2002.

Each director has served continuously since he was first elected.

The Board of Directors held five meetings during the last calendar year. All of the directors attended more than 75% of the total number of meetings held by the Board of Directors.



Name, Age
Principal Occupation
Year
First
Elected
Certain Other Information



Robert J. Berger (56)
Director and Chairman of the Board
1998
Mr. Berger has served in his present position as Director since November 1998, and as Chairman of the Board since February 2000. Mr. Berger was employed in various positions for OnBank from 1978 through March
31, 1998, his last position being Senior Vice President,
Treasurer, and Chief Financial Officer. From April through August 1998, he served as consultant to M&T
Bancorp. pursuant to its merger agreement with OnBank.
Since August 1998, he has been an Adjunct Professor at LeMoyne College in Syracuse, New York. From August
1998 through June 2002, he served as Director of the Madden Institute of Business Education at LeMoyne
College.  Mr. Berger is also Chairman, President, and
Chief Executive Officer of St. Lawrence Industrial
Services, Inc.




Richard L. Elander (61)
Director
1991
Mr. Elander has served in his present position as a Director since November of 1991. Mr. Elander currently operates his own construction management consulting business, and he has been appointed to the position of Onondaga County Department of Water Environment
Protection Commissioner.

Cornelius B. Murphy, Jr. (58)
Director
1991
Dr. Murphy has served in his current position since
December 1991. Dr. Murphy has been a director of O'Brien & Gere Limited since 1985 and O'Brien & Gere
Engineers, Inc. from 1982 to date. Dr. Murphy also served as Chairman of the Board of O'Brien & Gere
Limited from April 1999 to May 2000,  and as Chief
Scientist of O'Brien & Gere Engineers from January 1998 to December 1999. Dr. Murphy currently serves as President of the State University of New York College of
Environmental Science and Forestry, which is located in Syracuse, New York.




Steven A. Sanders (57)
Director
1991
Mr. Sanders has served in his present position as a Director since December 1991. Since January 1, 2001, he has been of counsel to the law firm of Spitzer &
Feldman PC. Mr. Sanders served as a partner in the law firm of Beckman, Millman & Sanders LLP from October
1997 to December 2000 and has also been President of the Law Office of Steven A. Sanders PC since 1992.




Christopher J. Polimino (37)
Director
2002
Mr. Polimino was named Chief Executive Officer in
January 2001, and has been President of the Company since January 2000. He has been with the Company since December of 1994 and has previously served as Executive Vice President, General Manager, and
Controller.




George W. Lee (54)
Director
2002
Mr. Lee was elected to the Board in December 2002.  Mr.
Lee co-founded Blasland, Bouck and Lee, Inc., an
Engineering News Record top 100 worldwide engineering and scientific services company in 1984. He served in various capacities in this firm, including Executive VP, Director of Marketing and Director Health and Safety from
1984 to 1994. Mr. Lee currently serves on the Board of Directors of this company. Since 1984 Mr. Lee has been active as a consultant to new business ventures involved in professional development and wastewater treatment.

AUDIT COMMITTEE

In October of 2002, the Company's Board of Directors formed an Audit Committee (the "Committee"). The initial members of the Committee are Messrs. Cornelius Murphy and Richard Elander. The Committee operates under a written charter adopted by the Board of Directors, a copy of which is attached hereto as Annex A. The Committee held 1 meeting during the year ended December 31, 2002. Its duties and responsibilities include the following:

  - Provides oversight of the financial reporting process and management's responsibility for the integrity, accuracy and objectivity of financial reports, and accounting and financial reporting practices.

  - Recommends to the Board the appointment of the Company's independent public accountants.

  - Provides oversight of the adequacy of the Company's system of internal controls.

  - Provides oversight of management practices relating to ethical considerations and business conduct, including compliance with laws and regulations.

The Committee has met and held discussions with the Chief Financial Officer and the Company's independent accountants, Dannible & McKee, LLP, regarding audit activities. Management has the primary responsibility for the Company's systems of internal controls and the overall financial reporting process. The independent accountants are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with generally accepted auditing standards and to issue a report thereon. The Committee's responsibility is to monitor and oversee these processes. However, the members of the Committee are not certified public accountants, professional auditors or experts in the fields of accounting and auditing and rely, without independent verification, on the information provided to them and on the representations made by management and the independent accountants.

The Committee recommended to the Board of Directors the appointment of Dannible & McKee, LLP as the Company's independent accountants for the year 2003, subject to shareholder ratification. The Company's independent accountants provided to the Committee the written disclosure required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

Management represented to the Committee that the Company's consolidated financial statements were prepared in accordance with generally acepted accounting principles. The Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants. The Committee discussed with the independent accountants matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees) as currently in effect.
Based on these discussions and reviews, the Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The aggregate fees billed by the Company's independent accounting firm, Dannible & McKee, LLP, for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2002 and the review of the financial statements to be included in the Company's
Forms 10-Q for 2003 were $24,500. There were no other billed services rendered by Dannible & McKee, LLP.

As of the date hereof the Board of Directors have not formed either compensation or nomination committees. The Board of Directors as a whole acts in the capacities of these two committees.

EXECUTIVE OFFICERS OF THE COMPANY

Name                         Age     Position Held

Christopher J. Polimino      37      President and Chief Executive Officer
Charles B. Morgan            49      Chief Operating Officer
Paul Misiaszek               41      Vice President
Douglas R. Lee               32      Chief Financial Officer & Treasurer


Mr. Polimino was named Chief Executive Officer in January 2001, and has been President of the Company since January 2000. He has been with the Company since December of 1994 and has previously served as Executive Vice President, General Manager, and Controller.

Mr. Morgan was named Chief Operating Officer in August 2002 and has been President of OP-TECH AVIX, Inc since January 2002. Prior to joining OP-TECH, Mr. Morgan served as a Vice President with the firm of Camp, Dresser and McKee, an Engineering News Record top 20, Boston, MA based consulting, engineering, construction and operating firm. Mr. Morgan's 29 year career includes project assignments predominatly with private sector industrial clients completed for major national and international clients.

Mr. Misiaszek was named Vice President in August 2002. He has been with the Company since 1996 and has previously served as Branch Manager. He has a Bachelor of Science degree from the University of Maine and is a Certified Hazardous Materials Manager at the Masters level.

Mr. Lee was named Chief Financial Officer in August 2002 and Treasurer in December 2001, and has been Controller of the Company since March 2001.
Mr. Lee is a Certified Public Accountant in New York State. He previously worked as an Auditor for a public accounting firm from 1993 to 1999, and as Controller for a manufacturing company from 1999 to February 2001.

                      ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth summary information concerning compensation paid or accrued by the Company for services rendered during the last three fiscal years by the Named Executive Officers.

Summary Compensation Table

                          Annual Compensation       Long Term Compensation

                                                 Awards       Payments

Name and                          Other Annual   # of      LTIP    All Other
Principal Position  Year  Salary  Compensation  Options  Payouts  Compensation

Christopher J. Polimino
CEO and President   2002  $135,000   $25,000    75,000      -0-       -0-
                    2001  $110,000   $12,500      -0-       -0-       -0-
                    2000  $100,000      -0-       -0-       -0-       -0-


Anthony R. Pongonis (1)
Executive VP        2002  $106,000      -0-       -0-       -0-       -0-
                    2001  $111,080      -0-       -0-       -0-       -0-
                    2000  $106,542      -0-       -0-       -0-       -0-


Charles B. Morgan
Chief Operating Officer
                    2002  $100,000      -0-     50,000      -0-       -0-



      (1) Anthony Pongonis was terminated on September 30, 2002


The Company has no formal deferred compensation or bonus plans. The Company has adopted an incentive compensation plan.

Directors of the Company are paid $1,000 for each meeting plus reimbursement for their actual expenses incurred in attending meetings.

The following table sets forth information on option grants in 2002 to the Named Executive Officers



Option Grants in Last Fiscal Year



              Number of    Percent of                 Potential Realized Value
              Securities     Options                 at Assumed Annual Rates
              Underlying   Granted to              of Stock Price Appreciation
               Options      Employees            Exp.     for Option Term (2)
Name          Granted(1)  in Fiscal Yr  $/Share  Date           5%       10%


Christopher J.  75,000        22%        $0.06  May,2012      $2,831   $7,172
  Polimino

Anthony R.        -0-
  Pongonis

Charles B.      50,000        15%        $0.06  May,2012      $1,887   $4,781
  Morgan




(1) All options listed were granted pursuant to the 2002 Omnibus Plan. Option exercise prices were at the market price when granted. The options have a term of 10 years and vest ratably over 3 years.

(2)Potential realizable values are based on assumed annual rates of return specified by the Securities and Exchange Commission. The Company's management cautions shareholders and option holders that such increases in values are based on speculative assumptions and should not inflate expectations of the future value of their holdings.


Compensation of Directors

Directors of the Company are paid $1,000 for each quarter plus reimbursement for their actual expenses incurred in attending meetings.

             ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT


The following table sets forth certain information regarding the beneficial ownership of the company's common stock at March 15, 2003 by persons who, to the knowledge of the Board of Directors, beneficially own more than five percent of the outstanding shares of common stock of the Corporation.

All voting power of the Corporation is vested in its common stock. As of the close of business on March 15, 2003, 15,318,787 shares of common stock par value $.01 per share were outstanding. Each share of common stock is entitled to one vote.

Name and Address         Amount and Nature
of Beneficial Owner    of Beneficial Ownership(1)(2)   Percentage of Class (1)

Richard Messina                  4,177,851(2)(3)               26%
340 E. 93rd St., Apt. L-M
New York, NY 10128

M&T Bank                         2,811,070                     17%
101 S. Salina Street
Syracuse, NY 13202

O'Brien & Gere Limited           1,574,100                     10%
5000 Brittonfield Parkway
East Syracuse, NY 13057

Cede & Co.                       1,442,369                      9%
PO Box 222
Bowling Green Station
New York, NY 10274

Robert Berger                    1,030,000(4)                   6%
121 Shirley Rd.
Syracuse, NY 13224

United Investment Holding Ltd.   1,000,000                      6%
C/O Investaag
Hardstrasse 4
CH-4127 Birsfelden
Switzerland

Kevin Eldred                       835,000                      5%
1007 Overlook Terrace
Cazenovia, NY 13035


(1)Based upon (a) 15,318,787 shares of common stock outstanding, (b) the issuance of 345,000 options to purchase shares pursuant to the Stock Option Plan, and (c) warrants to purchase 480,000 shares issued to Summit Capital & Associates, Inc.

(2)All shareholder's directly or beneficially own all shares except for Mr. Messina who owns 1,313,333 shares directly and 2,864,518 shares indirectly.

(3)Includes 480,000 shares issuable upon the exercise of warrants to purchase common stock issued to Summit Capital Associates, Inc.

(4)Includes options to purchase 10,000 shares of Common Stock.

The following table sets forth certain information furnished to the Company regarding the beneficial ownership of the Company's common stock at March 31, 2003 by each director and nominee for election as director and each elective officer. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Name of                     Number of Shares of Common
Beneficial Owner          Stock Beneficially Owned(3)(4)    Percentage of Class

Robert J. Berger (1)                 1,030,000                      6%

Richard L. Elander (1)                 419,565                      3%

Steven A. Sanders (1)                   35,352                     <1%

Cornelius B.Murphy, Jr. (1)             11,424                     <1%

Christopher J. Polimino (1) (2)        135,454                     <1%

George W. Lee (1)                      176,666                      1%

Charles Morgan (2)                     100,000                     <1%

Paul Misiaszek (2)                      25,000                     <1%

Douglas R. Lee (2)                      40,000                     <1%

All Directors as a Group (6 persons) 1,808,461                     11%


(1)  Director
(2)  Officer
(3)  Includes options to purchase shares of common stock:
      -Mr. Berger           10,000
      -Mr. Elander          10,000
      -Mr. Sanders          10,000
      -Mr. Murphy           10,000
      -Mr. Polimino         75,000
      -Mr. GW Lee           10,000
      -Mr. Morgan           50,000
      -Mr. Misiaszek        20,000
      -Mr. DR Lee           40,000

          ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


During 2002, the Company provided approximately $67,000 of remediation, sub-contract support, and project services to subsidiaries of O'Brien & Gere Limited, a shareholder. Services provided to O'Brien & Gere Limited subsidiaries were at competitive rates which were bid on a project by project basis.

The Company purchases technical, and consulting services from subsidiaries of O'Brien & Gere Limited, a shareholder. The costs for these services amounted to $38,000 in 2002.

Steven A. Sanders, a director of the Company, is of counsel to Spitzer & Feldman PC, which provides professional services to the Company, and it is anticipated that it will continue to do so.

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by Robert J. Berger, a director of the Company. The costs for these services amounted to approximately $880,000 in 2002.

Warrants were issued to Summit Capital & Associates, affiliated with Richard Messina, a financial advisor and shareholder, in May 2002 to purchase 480,000 shares of common stock at $0.066 per share, expiring in May 2007.

                         ITEM 14 - CONTROLS AND PROCEDURES


(a)  Disclosure Controls and Procedures.
Within the 90 days before the date of this Form 10-K, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures". OP-TECH conducted this evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

(i) Definition of Disclosure Controls and Procedures.
Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our periodic reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As defined by the SEC, such disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in such a manner as to allow timely disclosure decisions.

(ii) Limitations on the Effectiveness of Disclosure Controls and Procedures and Internal Controls. OP-TECH recognizes that a system of disclosure controls and procedures (as well as a system of internal controls), no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the system are met. Further, the design of such a system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented in a number of ways. Because of the inherent limitations in a cost-effective control system, system failures may occur and not be detected.

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures. Subject to the limitations described above, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to OP-TECH required to be included in OP-TECH's periodic SEC filings.

(b) Changes in Internal Controls.
There have been no significant changes in OP-TECH's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                 PART IV



           ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                      AND REPORTS ON FORM 8-K


                                                                          Page
(a)  Financial Statements

     (1) Reports of Independent Auditors                                   F-1
         Consolidated Balance Sheets at December 31, 2002 and 2001         F-3
         Consolidated Statement of Operations for the years ended
           December 31, 2002, 2001, and 2000                               F-4
         Consolidated Statements of Shareholders' Equity (Deficit) for
           the years ended December 31, 2002, 2001, and 2000               F-5
         Consolidated Statements of Cash Flows for the years ended
           December 31, 2002, 2001, and 2000                               F-6
         Notes to Consolidated Financial Statements                        F-7

     (2) Schedule II, Valuation and Qualifying Accounts for the Years
           Ended 2002, 2001, and 2000                                     F-18


(b)  Reports on Form 8-K
November 26, 2002 - Item 4, Changes in Registrants Certifying Accountant, Incorporated herein by reference to the 8-K filed on November 26, 2002.


(c)  Exhibits

10.1  Union and Employment Contracts (1) Incorporated herein by reference to the Company's Form 10-K F/Y/E December 31, 1997.
10.2  Voting Agreement (1) Incorporated herein by reference to the
      Company's Form 10-K F/Y/E December 31, 1997.
10.3 Memorandum of Agreement and Exchange (1) Incorporated herein by reference to the Company's Form 10-K F/Y/E December 31, 1997.
10.4  Stock Option Plan (1) Incorporated herein by reference to the
      Company's Information Statement filed November 6, 2002
21    Subsidiaries of the Company                                         E-1

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OP-TECH Environmental Services, Inc.
                                        (Registrant)
                                        By:/s/ Christopher J. Polimino
                                        Christopher J. Polimino
                                        President and Chief  Executive Officer

                                        March 26, 2003

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March 2003.



/s/ Robert J. Berger
Director and Chairman of the Board
Robert J. Berger


/s/ Richard L. Elander
Director
Richard L. Elander


/s/ Cornelius B. Murphy, Jr.
Director
Cornelius B. Murphy, Jr.


/s/ Steven A. Sanders
Director
Steven A. Sanders


/s/ George W. Lee
Director
George W. Lee


/s/ Christopher J. Polimino
President and Chief Executive Officer
Christopher J. Polimino


/s/ Charles B. Morgan
Chief Operating Officer
Charles B. Morgan


/s/ Paul Misiaszek
Paul Misiaszek
Vice President


/s/ Douglas R. Lee
Chief Financial Officer and Treasurer
Douglas R. Lee

                               CERTIFICATIONS


Certification of Chief Executive Officer

I, Christopher J. Polimino, certify that:

1.I have reviewed this annual report on Form 10-K of OP-TECH Environmental Services, Inc.;

2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003
/s/ Christopher J. Polimino
Christopher J. Polimino
President and Chief Executive Officer

Certification of Chief Financial Officer

I, Douglas R. Lee, certify that:

1.I have reviewed this annual report on Form 10-K of OP-TECH Environmental Services, Inc.;

2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003
/s/ Douglas R. Lee
Douglas R. Lee
Chief Financial Officer and Treasurer

Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Christopher J. Polimino, President and Chief Executive Officer of OP-TECH Environmental Services, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)the Annual Report on Form 10-K of the Company for the year ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 26, 2003
/s/ Christopher J. Polimino
Christopher J. Polimino
President and Chief Executive Officer

Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Douglas R. Lee, Chief Financial Officer and Treasurer of OP-TECH Environmental Services, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)the Annual Report on Form 10-K of the Company for the year ended December 31, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




Date: March 26, 2003
/s/ Douglas R. Lee
Douglas R. Lee
Chief Financial Officer and Treasurer

                         OP-TECH Environmental
                     Services, Inc. and Subsidiaries
                    Consolidated Financial Statements
                        December 31, 2002 and 2001

Report of Independent Accountants


Shareholders and Board of Directors
OP-TECH Environmental Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of OP-TECH Environmental Services, Inc. and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OP-TECH Environmental Services, Inc. and Subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





/s/Dannible & McKee, LLP
Dannible & McKee, LLP
Syracuse, New York


February 12, 2003


                                 F1

Report of Independent Accountants

Shareholders and Board of Directors
OP-TECH Environmental Services, Inc. and Subsidiaries

In our opinion, the accompanying consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations and shareholders' equity and of cash flows present fairly, in all material respects, the financial position, results of operations and cash flows of OP-TECH Environmental Services, Inc. and Subsidiary at December 31, 2001 and for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP
March 8, 2002



                                 F2

             OP-TECH Environmental Services, Inc. and Subsidiaries
                        Consolidated Balance Sheets
                         December 31, 2002 and 2001


                                                           2002       2001
Assets

Current assets:
  Cash (Note 4)                                            $-        $51,818
  Accounts receivable, net (Note 5)                   4,639,731    2,885,683
  Costs on uncompleted projects applicable
    to future billings                                  398,888      420,115
  Inventory                                             172,848      133,186
  Prepaid expenses and other current assets, net        198,201      181,964
                                                      ---------    ---------
      Total current assets                            5,409,668    3,672,766

Property and equipment, net (Note 6)                  2,697,608    1,518,413
Assets held for sale (Note 7)                               -        480,000
Other assets                                             22,863          -
                                                      ---------    ---------
      Total Assets                                   $8,130,139   $5,671,179
                                                     ==========   ==========


Liabilities and Shareholders' Equity

Current liabilities:
  Outstanding checks in excess of bank balance(Note 4)$  74,662    $  20,659
  Accounts payable                                    1,863,203    1,174,639
  Billings in excess of costs and estimated
    profit on uncompleted contracts                     567,423      541,373
  Accrued expenses and other current liabilities        315,909      334,198
  Current portion of long-term debt                     556,610      239,369
                                                      ---------   ----------
      Total current liabilities                       3,377,807    2,310,238

Long-term debt, net of current portion (Note 8)       1,116,793      698,346
Note payable to bank under line of credit (Note 8)    1,896,700    1,427,900
                                                      ---------   ----------
      Total liabilities                               6,391,300    4,436,484

Shareholders' equity:
  Common stock, par value $.01 per share; authorized
    20,000,000 shares; 15,318,787 and 11,703,963
    shares outstanding as of December 31, 2002 and
    2001, respectively                                  197,040      117,040
  Additional paid-in capital                          7,705,482    7,791,152
  Accumulated deficit                                (6,119,831)  (6,673,497)
  Treasury stock, par value                             (43,852)         -
                                                     -----------  -----------
      Shareholders' equity, net                       1,738,839    1,234,695
                                                     -----------  -----------
      Total Liabilities and Shareholders' Equity     $8,130,139   $5,671,179
                                                     ===========  ===========


The accompanying notes are an integral part of the consolidated financial statements


                                   F3

             OP-TECH Environmental Services, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                 Years Ended December 31, 2002, 2001 and 2000



                                              2002        2001        2000

Project billings and services             $15,093,052 $13,243,081 $13,671,025
Project costs                              10,916,214   9,466,613  10,059,070
                                          ----------- ----------- -----------
  Gross margin                              4,176,838   3,776,468   3,611,955

Selling, general and
  administrative expenses                   3,465,557   3,035,129   2,800,661
Provision for impairment
  of long-lived assets                            -       300,000         -
                                          -----------  ----------  -----------
  Operating income                            711,281     441,339     811,294
                                          -----------  ----------  -----------

Other income (expense):
  Interest expense                           (167,542)   (221,046)   (278,651)
  Casualty gain from
    insurance proceeds, net                       -       301,881         -
  Other, net                                    9,927       2,219      (4,767)
                                           -----------  ----------  ----------
                                             (157,615)     83,054    (283,418)
                                           -----------  ----------  ----------

      Net income before income taxes          553,666     524,393     527,876

Income taxes (Note 10)                            -        13,000     (12,000)
                                           -----------  ----------  ----------

      Net Income                             $553,666    $511,393    $539,876
                                           ===========  ==========  ==========


Earnings per common share - basic
  and diluted (Note 2)                         $0.04       $0.04       $0.05



The accompanying notes are an integral part of the consolidated financial statements


                                    F4

             OP-TECH Environmental Services, Inc. and Subsidiaries
                Consolidated Statements of Shareholders' Equity
                 Years Ended December 31, 2002, 2001 and 2000



                                       Additional
                      Common    Common   Paid-In   Accumulated Treasury
                      Shares     Stock   Capital     Deficit     Stock   Total

Balances at
 December 31, 1999: 11,603,963 $116,040 $7,787,152 $(7,724,766) $-    $178,426
Net income                 -        -          -       539,876   -     539,876
                   -----------------------------------------------------------
Balance at
 December 31, 2000: 11,603,963  116,040  7,787,152  (7,184,890)  -     718,302
Issuance of
 100,000 shares        100,000    1,000      4,000         -     -       5,000
Net income                 -        -          -       511,393   -     511,393
                   -----------------------------------------------------------
Balance at
 December 31, 2001: 11,703,963  117,040  7,791,152  (6,673,497)  -   1,234,695
Issuance of
 7,999,994 Shares    7,999,994   80,000    308,995         -     -     388,995
Purchase of
 4,385,170 Shares   (4,385,170)     -     (394,665)        - (43,852) (438,517)
Net Income                 -        -          -       553,666   -     553,666
                   ------------------------------------------------------------
Balance at
 December 31, 2002: 15,318,787$197,040$7,705,482$(6,119,831)$(43,852)$1,738,839
                   ============================================================


The accompanying notes are an integral part of the consolidated financial statements


                                    F5

             OP-TECH Environmental Services, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                Years Ended December 31, 2002, 2001 and 2000

                                                      2002     2001     2000
Operating activities:
 Net income                                       $553,666  $511,393  $539,876
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Bad debt expense                                12,058   135,999   116,500
    Depreciation and amortization                  317,380   328,220   266,709
    Provision for impairment of long-lived assets      -     300,000       -
    Loss (gain) on sale of equipment                   -       1,167   (10,000)
    Gain on insurance proceeds
     from loss on real property                        -    (301,881)      -
    Common stock issued for services rendered          -       5,000       -
    (Increase) decrease in operating assets and
      increase (decrease) in operating liabilities:
       Accounts receivable                      (1,766,106)   34,314   136,455
       Costs on uncompleted projects
        applicable to future billings               21,227   213,063  (153,208)
       Prepaid expenses, Inventory and
        other assets, net                          (82,615)  108,841   103,011
       Billings and estimated profit in excess
        of costs of uncompleted contracts           26,050   (10,801) (266,538)
       Accounts payable and other accrued expenses 670,275  (317,382) (364,276)
                                                  --------  --------  ---------
Net cash (used in) provided by
  operating activities                            (248,065) 1,007,933  368,529
                                                 ---------- --------- ---------

Investing activities:
 Purchases of property and equipment              (727,891) (705,571)  (66,723)
 Insurance proceeds from loss on real property         -     308,167       -
 Proceeds from sale of property and equipment          -         -      10,000
                                                  --------- --------- ---------
Net cash used in investing activities             (727,891) (397,404)  (56,723)
                                                  --------- --------- ---------

Financing activities:
 Proceeds from issuance of common stock, net      388,995       -         -
 Purchase of treasury stock                      (438,517)      -         -
 Outstanding checks in excess of bank balance      54,003  (184,549)   94,254
 Proceeds from notes payable to banks and
  long-term borrowings, net of financing costs 8,665,285 6,382,500 4,350,593 Principal payments on current
  and long-term borrowings                    (7,745,628)(6,762,911)(4,765,438)
                                              ----------- ---------- ----------
Net cash provided by (used in)
 financing activities                            924,138   (564,960)  (320,591)
                                              ----------- ---------- ----------

Increase (decrease) in cash
  and cash equivalents                           (51,818)    45,569     (8,785)

Cash and cash equivalents
  at beginning of year                            51,818      6,249     15,034
                                               ----------  ---------  ---------
Cash and Cash Equivalents
  at End of Year                                    $-      $51,818     $6,249
                                               ==========  =========  =========

Non-cash items:
 Equipment purchased through
   bank and other financing sources             $284,831   $155,478   $285,702
 Non-cash financing of insurance                     -      158,174        -
 Debt transfer upon sale of asset                    -          -       31,341
 Common stock issued for services rendered           -        5,000        -


The accompanying notes are an integral part of the consolidated financial statements

                                      F6

             OP-TECH Environmental Services, Inc. and Subsidiaries
                    Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies


Basis of Presentation

OP-TECH Environmental Services, Inc., headquartered in Syracuse, NY, provides comprehensive environmental services predominately in New York, Massachusetts, Northern Pennsylvania and New Jersey. The Company performs industrial cleaning of non-hazardous materials, provides varying services relating to plant facility closure including demolition and asbestos services, provides remediation services for sites contaminated by hazardous materials and provides emergency spill response services.

OP-TECH AVIX, Inc. is a subsidiary of OP-TECH Environmental Services, Inc. formed in January 2002 to pursue and engage in diversified lines of business including asset management services.

OP-TECH Environmental Services, Ltd. is an inactive Canadian subsidiary of OP-TECH Environmental Services, Inc.


Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OP-TECH Environmental Services, Inc. and its two wholly-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.


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

One of the more significant estimates includes the evaluation of impairment of the Company's long-lived assets. As more fully described in Note 7, the Company has certain property held for sale. Future changes in the estimates, or other assumptions utilized by management to evaluate the asset's carrying value, may have a material effect on the conclusions reached and the ultimate determination of impairment and carrying value.


Project Income Recognition and Unbilled Project Costs

Contracts are predominately short-term in nature (less than three months) and revenue is recognized as costs are incurred and billed. Income on long-term fixed-priced contracts greater than three months is recognized on the percentage-of-completion method, measured by the cost to cost method.
Project costs include all direct material and labor costs and those indirect costs related to contract performance, and are generally billed in the month they are incurred and are shown as current assets. General and administrative costs are charged to expense as incurred.

Revenues recognized in excess of amounts billed are recorded as an asset. In the event interim billings exceed costs and estimated profit, the net amount of deferred revenue is shown as a current liability. Provisions for estimated losses are made in the period in which such losses are determined.



                                   F7

Normal delays relating to payroll processing and billing compilation typically cause customer invoices relating to services performed in a certain month to be billed in the first two weeks of the following month. Such unbilled amounts at December 31, 2002 and 2001 are included in accounts receivable.


Concentration of Business Risk - Significant Customers

Sales to one customer, other than an affiliated party, amounted to approximately $5,600,000, $3,435,000 and $1,728,000 in 2002, 2001 and 2000,
respectively. Accounts receivable at December 31, 2002 and 2001 include $1,350,000 and $550,000, respectively, from this customer.


Receivables and Credit Policies

Accounts receivable are unsecured customer obligations due under normal trade terms requiring payment within 30 days from the invoice date. Interest is not accrued on past-due invoices. Accounts receivable are stated at the amount billed to the customer. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice. Customer account balances with invoices dated over 90 days old are considered delinquent.

The carrying amount of accounts receivable is reduced by a valuation allowance that represents management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Additionally, management applies a two-year weighted average of write-offs to the aggregate remaining accounts receivable to estimate a general allowance covering those amounts. The weighted average is adjusted for management's estimate of any changes in future economic conditions that might give rise to results that differ from past experience.


Inventory

Inventories, consisting of spill response and remediation supplies and materials, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.


Property and Equipment

Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation of assets including those recorded under capital leases is provided for using the straight-line method over useful lives typically ranging from 3 to 10 years.


Long and Short-Term Debt

The carrying amounts of the Company's short-term collateralized and unsecured borrowing and non-traded variable-rate long-term debt agreements approximate fair value.


                                   F8

Income Taxes

The Company provides for income taxes in accordance with the liability method as set forth in Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that may be in effect in the years in which the differences are expected to reverse.


Impact of Recently Issued Standards

In June, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This standard addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 became effective January 1, 2003 for the Company. The Company has not yet made a determination of the impact of this standard on its consolidated financial statements, if any.

In October, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which became effective January, 2002 for the Company. SFAS No. 144 outlines the requirements used to test long-lived assets, other than goodwill and intangibles not being amortized, for impairment. In addition, the statement proscribes accounting and reporting for long-lived assets or groups of assets to be disposed. The adoption of SFAS No. 144 had no effect on the results of operations of the Company in 2002, but did require reclassification in 2002 of certain assets previously classified as held for sale on the balance sheet to property and equipment as assets held and used.

In July, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This standard is effective for exit or disposal activities initiated after December 31, 2002, and requires costs associated with exit or disposal activities, (including costs related to involuntary terminations and contract termination costs), to be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Specifically, costs associated with involuntary terminations are to be accrued on the date the employees are notified, assuming the period of time between the notification date and termination date is the lesser of 60 days or the legally required notification period. Otherwise, these costs are to be recognized evenly over the period from notification to termination. Contract termination costs are to be recognized when the contract is legally terminated or when the economic benefits of the contract are no longer being realized. The Company has not yet made a determination of the impact of this standard on its consolidated financial statements, if any.



                                      F9

2.  Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding for the period, which were 14,273,139, 11,641,771, and 11,603,963 for the years ended December 31, 2002, 2001 and 2000, respectively. Basic earnings per share is computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share includes the potentially dilutive effect of common stock equivalents.

Warrants issued to a financial advisor in 1998 to purchase 302,500 shares of common stock at $1.65 per share expired in March 2001.

Warrants were issued to a financial advisor in May 2002 to purchase 480,000 shares of common stock at $0.066 per share, expiring in May 2007.

In May 2002, a private offering of the Company's common stock was made under Regulation D, Rule 506 of the Securities Act of 1933, as amended. Form D, Notice of sale of securities pursuant to regulation D, was filed with the Securities and Exchange Commission on June 13, 2002. The placement agent of the offering was Benchmark-Pellinore Securities Corp. The offering resulted in the sale of 7,999,994 shares of the Company's common stock at $0.06 per share to twenty-one accredited investors. Gross proceeds from the offering were approximately $480,000. Expenses and fees, including an underwriting commission paid to Benchmark-Pellinore Securities Corp. of $48,000, aggregated approximately $91,000. Net proceeds of the offering were approximately $389,000. Management used the proceeds from the offering to buy back into treasury 4,385,170 shares of common stock from the Company's two largest shareholders.

On August 2, 2002, the Company purchased into treasury 4,385,170 shares of its common stock from the Company's two largest shareholders. 2,811,070 shares were purchased from M&T Bank for $.10 per share, or $281,107. 1,574,100 shares were purchased from O'Brien & Gere Limited for $.10 per share, or $157,410.



3.  Related Party Transactions

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc. which is owned by a director of the Company. The cost for these services amounted to approximately $880,000, $886,000 and $735,000 in 2002, 2001 and 2000, respectively.

A director of the Company is of counsel to Spitzer & Feldman PC, which provides professional services to the Company, and it is anticipated that it will continue to do so. The cost for these services amounted to approximately $18,468, $11,501, and $0 in 2002, 2001 and 2000, respectively.

The Company purchases technical services and rents certain office and warehouse space from a shareholder and its affiliates. The cost for these services amounted to approximately $38,000, $43,000 and $50,000 in 2002, 2001 and 2000, respectively.Additionally, the Company provided approximately $67,000, $27,000 and $143,000 of remediation, sub-contract support and project services to a shareholder and its affiliates for the years ending December 31, 2002, 2001 and 2000, respectively.

                                  F10

4.  Cash

The Company voluntarily applies all available cash in excess of $25,000 in the Company's operating account to pay down the Company's note payable to bank under line of credit (Note 8) daily. Outstanding checks in excess of bank balance represents the amount of outstanding checks issued in the normal course of business that are in excess of the remaining balance in the Company's operating account.


5.  Accounts Receivable

Accounts receivable at December 31, 2002 and 2001 consist of:

                                                   2002           2001

    Accounts Receivable, gross                 $4,779,731     $3,080,683
    Allowance for uncollectible receivables      (140,000)      (195,000)
                                               -----------    -----------
    Accounts Receivable, net                   $4,639,731     $2,885,683
                                               ===========    ===========

All customer accounts receivable collateralize the Company's outstanding loans with its primary lender (see Note 8).


6.  Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2002 and 2001:

                                                  2002           2001

    Furniture and fixtures                      $17,011        $13,820
    Buildings and land                          907,107        414,541
    Office machines                             136,220        122,879
    Field equipment                           2,950,548      2,024,400
    Aqueous treatment system                    121,728        121,728
                                              ---------      ---------
                                              4,132,614      2,697,368
    Less: Accumulated depreciation           (1,435,006)    (1,178,955)
                                             -----------    -----------
                                             $2,697,608     $1,518,413
                                             ===========    ===========

Depreciation expense approximated $314,000, $327,000 and $267,000 for 2002, 2001 and 2000, respectively.

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

                                    F11

7.  Assets Held for Sale

Assets held for sale are stated at the lower of carrying amount or estimated fair value less costs of disposal. Management's estimation of fair value is based upon an evaluation of existing facts and circumstances, including current real estate market conditions and certain other factors. During the third quarter of 2001 the Company, based on management's estimate of the Facility's fair value, recognized an additional impairment loss on the carrying value of the Facility of approximately $300,000. At December 31, 2002 these assets were reclassified to property and equipment as assets held and used since they no longer met the criteria to be classified as assets held for sale.


8.  Long-Term Debt Obligations

Long-term debt is summarized as follows at December 31, 2002 and 2001:



                                                          2002         2001

  Note payable to bank under line of
    credit, Due May 31, 2004. (a)                      $1,896,700  $1,427,900
                                                       ----------  ----------

  Term Loan, due in monthly installment payments
    of $12,500, plus interest at prime plus
    1.25% (5.5% at December 31, 2002). (a)                550,000     687,500
  Term Loans under equipment line of credit, due
    in monthly installment payments aggregating
    $13,823, including interest at prime plus
    1.25% (5.5% at December 31, 2001). (a)                649,156     135,245
  Insurance Financing Note, due in monthly
    installment payments of $24,327, plus interest at
    prime plus 1.25% (5.5% at December 31, 2002). (a)     170,289         -
  Insurance Financing Note, due in monthly installment
    payments of $18,304, including interest at 9.85%,
    collateralized by the assignment of unearned premiums.    -        36,162
  Equipment Notes, due in monthly installment payments
    aggregating $4,241, including interest at rates
    ranging from 4.9% to 7.5%, collateralized by
    equipment with a carrying value of $130,000.          129,075      78,808
  Equipment Notes, due in monthly installment payments
    aggregating $5,142, with 0% interest, collateralized
    by equipment with a carrying value of $175,000        174,883         -
                                                        ----------   ---------
                                                        1,673,403     937,715
  Less: Current portion                                  (556,610)   (239,369)
                                                        ----------   ---------
                                                       $1,116,793    $698,346
                                                       ===========   =========

(a) The Company has entered into financing agreements (the "Agreements") with a lender including a Line of Credit agreement which provides for borrowings up to $2,300,000, with interest at prime plus 1.25%, to be used for working capital and expires on May 31, 2004, unless renewed by the lender; a $750,000 Term Loan agreement to refinance its previous term loans outstanding, which expires in August 2006; and a $1,050,000 Equipment Line of Credit which matures on May 31, 2003, unless renewed by the lender. Borrowings under the Equipment Line of Credit are converted to term loans to be paid in monthly installments over the shorter of five years or the useful life of the equipment.

                                F12

The Agreements are collateralized by all accounts receivable, inventory and equipment now owned or subsequently acquired. This collateral has a carrying value at December 31, 2002 as follows:

    Accounts Receivable    $4,639,731
    Inventory                 172,848
    Equipment               2,950,548
                           ----------
                           $7,763,127
                           ==========

The Agreements also include certain financial covenants including a minimum fixed charge coverage ratio, a tangible net worth ratio and a debt to net worth ratio; cross-collateralization provisions; and a material adverse change clause which permits the financial institution to call its obligation if the Company fails to comply with covenants, as defined, or in the event of a material adverse change in the Company's business. Management does not anticipate any adverse changes in the next twelve months, however, there can be no assurances.

Interest paid amounted to approximately $153,000, $207,000 and $267,000 in 2002, 2001and 2000, respectively

Scheduled principal payments on long-term debt for the next five years, not including the note payable to bank under line of credit, are as follows:

    2003     $556,610
    2004      384,394
    2005      360,051
    2006      259,254
    2007      113,094
           ----------
           $1,673,403
           ==========

At December 31, 2002 the Company has outstanding commitments in the form of standby letters of credit in the amount of $244,770 securing various agreements.


9.  Operating Lease Obligations

Office facilities and various field equipment are leased under noncancelable operating leases expiring at various dates through 2007. Rent expense incurred under these operating leases amounted to approximately $456,000, $519,000 and $553,000 in 2002, 2001 and 2000, respectively. Future minimum lease payments under noncancelable operating leases are as follows:

    2003        $336,376
    2004         235,845
    2005         214,486
    2006         116,344
    2007          44,150
    Thereafter       -
                --------
                $947,201
                ========

                               F13

10.  Income Taxes

The following summarizes the income tax (benefit) expense at December 31, 2002, 2001 and 2000:

                                  2002       2001        2000
Current:
  Federal                         $-         $-          $-
  State                            -        13,000     (12,000)
                                --------  ---------  ----------
                                  $-       $13,000    $(12,000)
                                ========  =========  ==========

In 2002, 2001 and 2000, the difference between the expected tax provision resulting from the application of the federal statutory income tax rate to pre-tax income is due principally to adjustment of the valuation allowance related to utilized net operating loss carryforwards.

At December 31, 2002, the Company has federal net operating loss ("NOL") carryforwards of approximately $5,550,040 for income tax purposes. The federal net operating loss carryforward expires at various times beginning in 2014 through the year ending December 31, 2019. Income taxes and franchise taxes paid were approximately $13,000 and $3,500 in 2001 and 2000, respectively.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recorded a valuation allowance amounting to the entire net deferred tax asset due to uncertainty as to the ultimate recovery of the assets.Significant components of the Company's deferred tax liabilities and assets as of December 31, 2002 and 2001 are as follows:

                                                    2002         2001
Deferred tax liabilities:
  Depreciation                                      $-          $126,358
                                                  ----------   ---------
Deferred tax assets:
  Net operating loss carryforward                 $2,220,016  $2,391,282
  Accounts receivable reserve                         54,472      77,153
  Accrued expenses                                   169,063     180,503
  AMT tax credits                                        -        25,083
                                                  ----------  ----------
    Total deferred tax assets                      2,443,551   2,674,021
Valuation allowance for deferred assets           (2,443,551) (2,547,663)
                                                  ----------- -----------
Deferred tax assets                                    $-       $126,358
                                                  ----------- -----------
Net deferred tax assets                                $-           $-
                                                  =========== ===========


11.  Employee Benefit Plan

The Company maintains a defined contribution employee retirement plan ("Retirement Plan") which covers substantially all employees. The Retirement Plan is funded by voluntary employee contributions which are matched by the Company at a designated percentage, and additional contributions by the Company at the discretion of the Board of Directors. Matching contributions made by the Company to the Retirement Plan were approximately $16,000, $26,000 and $18,700 in 2002, 2001 and 2000, respectively. The Company did not make discretionary contributions to the Retirement Plan in 2002, 2001 and 2000.


                                   F14

12.  Stock Option Plan

The 2002 Omnibus Plan ("Omnibus Plan") maintained by the Company is intended to promote the growth and general prosperity of the Company by offering incentives to its key employees who are primarily responsible for the growth of the Company and to attract and retain qualified employees. Awards granted under the Plan may be (a) Stock Options which may be designated as Incentive Stock Options intended to qualify under Section 422 of the Internal Revenue Code of 1986, or Nonqualified Stock Options ("NQSO's) not intended to so qualify; (b) stock appreciation rights; (c) restricted stock awards; (d) performance awards; or (e) other forms of stock-based incentive awards. The shares of stock with respect to which the Awards may be granted shall be the common stock, par value at $0.01, of the Company ("Common Stock"). Shares delivered upon exercise of the Awards, at the election of the Board of Directors of the Company may be stock that is authorized but previously unissued or stock reacquired by the Company, or both. The maximum number of shares with respect to which the Awards may be granted under the Plan shall not exceed 1,000,000 shares of Common Stock; provided, however, that such number of shares of Common Stock may also be subject to adjustment, from time to time, at the discretion of the Board of Directors of the Company.

Under the Omnibus Plan, on May 21, 2002 the Company granted 335,000 NQSO's. The exercise price of each NQSO equals the market price of the Company's stock on the date of grant ($0.06), and an NQSO's maximum term is 10 years. The NQSO's vest and are exercisable on a three-year graded schedule. A summary of the status of the Company's NQSO's granted under the Omnibus Plan as of December 31, 2002, and changes during the year ending on that date follows:


                                            Shares      Exercise Price

  Outstanding at beginning of year            -                -
  Granted                                  335,000          $0.06
  Exercised                                   -                -
  Forfeited                                   -                -
  Expired                                     -                -
                                          --------        --------
  Outstanding at end of year               335,000          $0.06
                                          --------        --------

  Options exercisable at year-end             -
                                          --------

The Company applies APB Opinion 25 and related Interpretations in accounting for its Omnibus Plan. Accordingly, no compensation cost has been recognized for the NQSO's granted on May 21, 2002. Had compensation cost for the Company's Omnibus Plan been determined based on the fair value at the grant dates for awards under the Omnibus Plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share for the year ended December 31, 2002 would not be materially different from the amounts reported.

                                 F15

13.  Commitment and Contingencies

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


14.  Subsequent Event

In January 2003 the Company purchased equipment costing approximately $105,000. This purchase was financed with a note payable due in monthly installments of $2,911 through 2005.


15.  Financial Information Concerning Segment Reporting

The Company reports its operations principally in two business segments, as follows:

(1)	OP-TECH Environmental Services, Inc. ("OP-TECH") engages in diversified and comprehensive environmental remediation services for customers located primarily in the northeastern United States.

(2)	OP-TECH AVIX, Inc. ("AVIX"), a subsidiary of OP-TECH, was formed in
January 2002 to pursue and engage in diversified lines of business including asset management services.

Segment data for the year ended December 31, 2002 follows:

                                          OP-TECH       AVIX       Total

Project billings and services
  to external customers                $15,081,710     $11,342   $15,093,052
Intersegment project billings
  and services                               -             -           -
                                       -----------    ---------  -----------
Total Project billings and services    $15,081,710     $11,342   $15,093,052
                                       -----------    ---------  -----------

Operating earnings (loss)                 $903,670   $(192,389)     $711,281
Interest expense                          (159,733)     (7,809)     (167,542)
Other income, net                            9,927         -           9,927
                                        -----------   ---------   ----------
Earnings (loss) before income taxes       $753,864   $(200,198)     $553,666
                                        -----------   ---------   ----------

Total assets                            $8,114,089     $16,050    $8,130,139
Depreciation and amortization              316,143       1,237       317,380
Capital expenditures                     1,006,777       5,945     1,012,722


                                     F16

16.  Two-Year Selected Quarterly Financial Data (Unaudited)

                                       Year Ended December 31, 2002
                                  Quarter   Quarter    Quarter     Quarter
                                   Ended     Ended     Ended        Ended
                                 March 31   June 30  September 30  December 31

Project billings              $3,080,364  $3,644,734  $3,728,173  $4,639,781
Gross margin                     918,727     965,984   1,149,473   1,368,468
Net income                         2,133     138,038     194,368     219,127
Net income per
  share (basic and dilutive)       $0.00      $0.01        $0.01      $0.02


                                       Year Ended December 31, 2001
                                  Quarter   Quarter    Quarter     Quarter
                                   Ended     Ended     Ended        Ended
                                 March 31   June 30  September 30  December 31

Project billings               $2,869,570  $3,378,960  $3,664,400  $3,330,151
Gross margin                      894,927     987,408     926,036     968,097
Net income                         53,429     419,528    (162,448)    200,884
Net income per
  share (basic and dilutive)       $0.00       $0.04      $(0.01)      $0.02


                                     F17

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                  Balance at                      Balance at
                                  Beginning                         End of
Description                       of Period  Additions  Deductions  Period

YEAR ENDED DECEMBER 31, 2002
Reserves deducted from
assets to which they apply:
   Doubtful accounts receivable   $194,782   $43,805     $98,587(a) $140,000
   Valuation allowance for
     deferred assets            $2,547,663      $-      $104,112  $2,443,551


YEAR ENDED DECEMBER 31, 2001
Reserves deducted from
assets to which they apply:
   Doubtful accounts receivable  $149,346   $135,999     $90,563(a) $194,782
   Valuation allowance for
     deferred assets           $3,052,710       $-      $505,047  $2,547,663


YEAR ENDED DECEMBER 31, 2000
Reserves deducted from
assets to which they apply:
   Doubtful accounts receivable  $132,155   $116,500     $99,309(a) $149,346
   Valuation allowance for
     deferred assets           $2,934,212   $118,498        $-    $3,052,710



     (a) Doubtful accounts written off and adjustments.


                                   F18

EXHIBIT 21 - SUBSIDIARIES OF THE COMPANY

The listing below includes the subsidiaries of OP-TECH Environmental Services, Inc. ("OP-TECH"). All subsidiaries are owned 100% by OP-TECH. OP-TECH does not have ownership interests in any special purpose entities that are not included in the consolidated financial statements.


1. OP-TECH AVIX, Inc. (NY)

2. OP-TECH Environmental Services, Ltd. (Canada)


                                   E1

<END>