Form 10-Q
period 2003-03-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2003-05-13
CIK 858748

Securities and Exchange Commission
                            Washington, DC 20549

                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 2003

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

                              Yes    or No X

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2003: 15,318,787

       OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

                                    INDEX


PART I.     FINANCIAL INFORMATION                                     Page No.


   Item 1.  Financial Statements

            Consolidated Balance Sheets
            -March 31, 2003 (Unaudited) and December 31, 2002 (Audited).....3

            Consolidated Statements of Operations
            -Three months ended March 31, 2003 and March 31, 2002
              (Unaudited)....................................................4

            Consolidated Statements of Cash Flows
            -Three months ended March 31, 2003 and March 31, 2002
              (Unaudited)....................................................5

            Notes to Consolidated Financial Statements(Unaudited)..........6-9

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................10-13

   Item 3.  Quantitative and Qualitative Disclosure About Market Risk.......14

   Item 4.  Controls and Procedures.........................................15

PART II.    OTHER INFORMATION ..............................................16

            SIGNATURES .....................................................17

            CERTIFICATIONS...............................................18-21

ITEM #1 FINANCIAL STATEMENTS                     PART 1 - FINANCIAL INFORMATION


      OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                    (UNAUDITED)
                                                     March 31,     December 31,
                                                       2003            2002
                                                    -----------   ------------
            ASSETS

Current Assets:
   Cash                                             $      -      $     -
   Accounts receivable (net of allowance for
     doubtful accounts of approximately $170,000
     and $140,000, respectively)                      3,408,052      4,639,731
   Costs on uncompleted projects applicable to
     future billings                                    400,426        398,888
   Inventory                                            205,125        172,848
   Prepaid expenses and other current assets, net       120,413        198,201
                                                     ----------     ----------
       Total Current Assets                           4,134,016      5,409,668

Property and equipment, net                           2,835,777      2,697,608
Other assets                                             20,363         22,863
                                                     ----------     ----------
       Total Assets                                  $6,990,156     $8,130,139
                                                     ==========     ==========


    LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                    $915,555     $1,937,865
   Billings in excess of costs and estimated profit
     on uncompleted projects                            525,204        567,423
   Accrued expenses and other current liabilities       262,126        315,909
   Current portion of long-term debt                    520,875        556,610
                                                      ---------     ----------
      Total Current Liabilities                       2,223,760      3,377,807

Long-term debt, net of current portion                1,078,424      1,116,793
Note payable to bank under line of credit             2,033,900      1,896,700
                                                      ---------     ----------
      Total Liabilities                               5,336,084      6,391,300
                                                      ---------     ----------
Shareholders' Equity:
   Common stock, par value $.01 per share; authorized
     20,000,000 shares; 15,318,787 shares issued and
     outstanding as of March 31, 2003 and December
     31, 2002, respectively                             197,040        197,040
   Additional paid-in capital                         7,705,482      7,705,482
   Accumulated deficit                               (6,204,598)    (6,119,831)
   Treasury stock, par value                            (43,852)       (43,852)
                                                     -----------    -----------
      Total Shareholders' Equity                      1,654,072      1,738,839
                                                     -----------    -----------
      Total Liabilities and Shareholders' Equity     $6,990,156     $8,130,139
                                                     ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

ITEM #1 FINANCIAL STATEMENTS                     PART 1 - FINANCIAL INFORMATION


      OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                     March 31,     March 31,
                                                       2003           2002
                                                    -----------   ----------
Project billings and services                       $3,316,218    $3,080,364

Project costs                                        2,271,679     2,161,637
                                                    -----------   -----------
Gross margin                                         1,044,539       918,727
                                                    -----------   -----------
Operating expenses:
    Payroll expense and related payroll taxes
      and benefits                                     615,894       511,536
    Depreciation                                       101,510        66,243
    Occupancy                                          116,241        98,119
    Professional Services                               69,752        68,392
    Office Expense                                      58,264        63,758
    Business Insurance                                  52,933        32,449
    Other expenses, net                                 66,450        42,200
                                                     ----------    ----------
                                                     1,081,044       882,697
                                                     ----------    ----------

Operating income (loss)                                (36,505)       36,030
                                                     ----------    ----------

Other income and (expense):
   Interest expense                                    (45,068)      (35,428)
   Other, net                                           (3,194)        1,531
                                                     ----------    ----------
                                                       (48,262)      (33,897)
                                                     ----------    ----------

NET INCOME (LOSS)                                     $(84,767)       $2,133
                                                     ==========    ==========


Earnings per common share:
    Basic and diluted                                  $(0.005)       $0.000

Weighted average shares outstanding:
    Basic                                            15,318,787    11,703,963
    Diluted                                          15,318,787    11,703,963


The accompanying notes are an integral part of the consolidated financial statements.

ITEM #1 FINANCIAL STATEMENTS                     PART 1 - FINANCIAL INFORMATION

     OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                       March 31,     March 31,
                                                         2003           2002
                                                      -----------   ----------
Operating activities:
 Net income (loss)                                       $(84,767)     $2,133
 Adjustments to reconcile net income (loss) to net
  Cash provided by operating activities:
   Bad debt expense                                        26,311      30,926
   Depreciation and amortization                          107,958      70,212
   (Increase) decrease in operating assets and
     increase (decrease) in operating liabilities:
      Accounts receivable                               1,205,368     458,522
      Costs on uncompleted projects applicable to
       future billings                                     (1,538)     30,723
      Billings and estimated profit in excess of costs
       on uncompleted contracts                           (42,219)   (180,197)
      Prepaid expenses, inventory and other assets         45,511      76,976
      Accounts payable and accrued expenses            (1,076,093)   (280,131)
                                                       -----------   ---------
         Net cash provided by operating activities        180,531     209,164
                                                       -----------   ---------

Investing activities:
   Purchase of property and equipment                    (138,850)    (35,279)
                                                       -----------   ---------
         Net cash used in investing activities           (138,850)    (35,279)
                                                       -----------   ---------

Financing activities:
 Proceeds from note payable to bank and current
   and long-term borrowings, net of financing costs     2,376,000   1,688,100
 Principal payments on current and long-term borrowings(2,417,681) (1,896,433)
                                                       ----------- -----------
         Net cash used in financing activities            (41,681)   (208,333)
                                                       ----------- -----------

Increase (decrease) in cash                                   -       (34,448)

Cash at beginning of period                                   -        51,818
                                                       ----------- -----------

CASH AT END OF PERIOD                                       $-        $17,370
                                                       =========== ===========

Non-cash item
   Equipment purchased through bank and other
     financing sources                                   $104,777       $-


The accompanying notes are an integral part of the consolidated financial statements.

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

The unaudited financial statements include the accounts of the Company and its two wholly-owned subsidiaries; OP-TECH Environmental Services, Ltd, an inactive Canadian company, and OP-TECH AVIX, Inc., a company formed in January 2002 for purposes of pursuing and engaging in diversified lines of business including asset management services. All material intercompany transactions and balances have been eliminated in consolidation.


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


3. Related Party Transactions

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company. The costs for these services amounted to approximately $361,000 and $159,000 for the three months ended March 31, 2003 and 2002, respectively.

4. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share includes the potentially dilutive effect of common stock equivalents, which include outstanding options under the Company's Stock Option Plan and warrants that were issued to a financial advisor in May 2002 to purchase 480,000 shares of common stock at $0.066 per share, expiring in May 2007.


5. Stock Based Compensation

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly no compensation cost was recognized for non-qualified stock options issued in 2002. Had compensation cost for these options been determined based on their fair value at the grant date consistent with the method proscribed under Financial Accounting Standards Board ("FASB") Statement No. 123 "Accounting For Stock-Based Compensation", the Company's net income (loss) and per share amounts reported for the quarters ended March 31, 2003 and 2002 would not be materially different. The Company does not intend to adopt the fair value accounting for stock based compensation in accordance with FASB Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123".

6.  Financial Information Concerning Segment Reporting

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


                                               OP-TECH     AVIX     Total

Project billings and services to
  external customers                         $3,308,362   $7,856   $3,316,218
Intersegment project billings and services        -          -            -
                                             ----------   ------   ----------
Total Project billings and services          $3,308,362   $7,856   $3,316,218
                                             ----------   ------   ----------

Operating earnings (loss)                      $(25,912) $(10,593)   $(36,505)
Interest expense                                (44,022)   (1,046)    (45,068)
Other income, net                                (3,194)      -        (3,194)
                                              ----------  --------  ----------
Earnings (loss) before income taxes            $(73,128) $(11,639)   $(84,767)
                                              ----------  --------  ----------

Total assets                                 $6,971,617   $18,539  $6,990,156
Depreciation and amortization                   107,649       309     107,958
Capital expenditures                            243,627       -       243,627

                     PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                     LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003 and 2002, the Company had cash of $0. The Company voluntarily applies all available cash in the Company's operating account to pay down the Company's note payable to bank under line of credit.

At March 31, 2003, the Company had working capital of $1,910,256 compared to $2,031,861 at December 31, 2002, with a current ratio of 1.86 to 1 at March 31, 2003 and 1.60 to 1 at December 31, 2002.

For the three months ended March 31, 2003, the Company's net cash provided by operations was $180,531 compared to net cash provided by operations of $209,164 during the three months ended March 31, 2002. The cash provided by operations for the three months ended March 31, 2003 was primarily a result of a net collection of accounts receivable, partially offset by a paydown of accounts payable.

The Company's net cash used in investing activities of $138,850 during the first three months of the year was attributable to the purchase of various field equipment.

Cash used in financing activities was $41,681, which was primarily due to the net paydown of the Company's long-term debt as a result of the cash provided by operating activities.

As of March 31, 2003, the Company had a loan agreement that provided for borrowings up to $2,300,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. The loan is payable on May 31, 2004, bears interest at a rate of prime plus 1.25 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company. As of March 31, 2003, borrowing against the revolving loan aggregated $2,033,900. On April 10, 2003 the loan agreement was revised to provide for borrowings up to $2,600,000 with all other provisions remaining in effect.

During the first three months of 2003, all principal payments on the Company's debt were made within payment terms.

The Company expects, based on its operating results and the continued availability of its line of credit, that it will be able to meet obligations as they come due.

                           RESULTS OF OPERATIONS

                                  BILLINGS

The Company's project billings for the first quarter of 2003 increased 8% to $3,316,218 from $3,080,364 for the first quarter of 2002.

When comparing the first three months of 2003 to the same period in 2002, the overall increase in billings is due primarily to one large asbestos remediation project in the Buffalo, NY area partially offset by a reduction in project billings for New York State Department of Environmental Conservation remediation projects.


                       PROJECT COSTS AND GROSS MARGIN

Project costs for the first quarter of 2003 increased 5% to $2,271,679 from $2,161,637 for the same period in 2002. Project costs as a percentage of revenues were 69% and 70% for the three months ended March 31, 2003 and 2002, respectively. Gross margin for the first quarter of 2003 increased to 31% from 30% for the same period in 2002.

As a result of increased billings, project costs also increased. The slight increase in the gross margin is due to a lower volume of projects that involved the transportation and disposal of contaminated soil than in the first quarter of 2002. These projects typically produce a lower gross margin than projects that involve internal labor and equipment.


                            OPERATING EXPENSES

Operating expenses for the quarter ended March 31, 2003 increased 22% to $1,081,044 from $882,697 for the same period in 2002. Operating expenses as a percentage of revenues was 33% and 29% for each of the three month periods ended March 31, 2003 and 2002, respectively.

When comparing the first quarter of 2003 to 2002, the overall increase in operating expenses is due to several factors:

- Payroll expense and related payroll taxes and benefits increased to 19% of sales during the first quarter of 2003 from 17% of sales in the same period in 2002. During the fourth quarter of 2002 and the first quarter of 2003, new employees were added in the Albany, Rochester, and Buffalo NY branch offices. Each of these offices added new employees as a result of increased sales volume and long-term growth plans. As is customary in adding new employees, it takes approximately six months for a new employee to meet the company's chargeability goals as set forth in the operating budget.

- Depreciation expense increased 53% to $101,510 when comparing the first quarter of 2003 to the same period in 2002. This increase in depreciation expense is due to field equipment additions totaling $1,221,070 from April 1, 2002 through March 31, 2003.

-Occupancy expense increased 18% to $116,241 when comparing the first quarter of 2003 to the same period in 2002. This increase in occupancy expense is primarily due to new, larger branch office and shop space leases in Albany, NY, Plattsburgh, NY and Edison, NJ that have been entered into since April 1, 2002.

- Business insurance increased 63% to $52,933 when comparing the first quarter of 2003 to the same period in 2002. This increase in insurance expense is due to the extreme tightening of the insurance market in the United States that has resulted in large premium increases.


                                  INTEREST EXPENSE

Interest expense for the three months ended March 31, 2003 increased 27% to $45,068 from $35,428 for the same period in 2002. The increase in interest expense was primarily due to an increase in the average outstanding balance on the revolving loan and long-term debt when comparing the three months ended March 31, 2003 with the same period in 2002.



                                    NET INCOME

The net income (loss) for the three months ended March 31, 2003 and 2002 was ($84,767), or $(0.006) per share basic and diluted, and $2,133, or $0.000 per share basic and diluted, respectively.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

There were no material changes in the Company's market risk or market risk strategies during the quarter ended March 31, 2003.

Item 4. - Controls and Procedures

(a)  Disclosure Controls and Procedures.
Within the 90 days before the date of this Form 10-Q, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures". OP-TECH conducted this evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

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

                   OP-TECH Environmental Services, Inc.
                               (Registrant)



Date: May 12, 2003    /s/ Christopher J. Polimino
                      Christopher J. Polimino
                      President and Chief Executive Officer


                      /s/ Douglas R. Lee
                      Douglas R. Lee
                      Treasurer and Chief Financial Officer

                                     CERTIFICATIONS

Certification of Chief Executive Officer

I, Christopher J. Polimino, certify that:

1.I have reviewed this quarterly report on Form 10-Q of OP-TECH Environmental Services, Inc.;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 12, 2003
/s/ Christopher J. Polimino
Christopher J. Polimino
President and Chief Executive Officer

Certification of Chief Financial Officer

I, Douglas R. Lee, certify that:

1.I have reviewed this quarterly report on Form 10-Q of OP-TECH Environmental Services, Inc.;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003
/s/ Douglas R. Lee
Douglas R. Lee
Chief Financial Officer

Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Christopher J. Polimino, President and Chief Executive Officer of OP-TECH Environmental Services, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: May 12, 2003

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


(1)the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and


(2)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: May 12, 2003
/s/ Douglas R. Lee

Douglas R. Lee
Chief Financial Officer and Treasure

<END>