Form 10-Q
period 2003-06-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2003-08-11
CIK 858748

Securities and Exchange Commission
                           Washington, DC 20549

                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  June 30, 2003

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

                            Yes X or No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

                               Yes___ or No X

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2003 15,417,115

          OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

                                         INDEX


PART I.   FINANCIAL INFORMATION                                       Page No.


  Item 1. Financial Statements

          Consolidated Balance Sheets
          -June 30, 2003 (Unaudited) and December 31, 2002 (Audited).........3

          Consolidated Statements of Operations
          -Three months ended June 30, 2003 and June 30, 2002 (Unaudited)
          -Six months ended June 30, 2003 and June 30, 2002 (Unaudited)......4

          Consolidated Statements of Cash Flows
          -Six months ended June 30, 2003 and June 30, 2002 (Unaudited)......5

          Notes to Consolidated Financial Statements (Unaudited)...........6-9


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................10-13


  Item 3. Quantitative and Qualitative Disclosure About Market Risk .......14


  Item 4. Controls and Procedures..........................................15


PART II.  OTHER INFORMATION ...............................................16

          SIGNATURES .....................................................17

          CERTIFICATIONS...............................................18-21

ITEM #1 FINANCIAL STATEMENTS                    PART 1 - FINANCIAL INFORMATION

       OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                  (UNAUDITED)
                                                    June 30,      December 31,
                                                      2003            2002
                                                  -------------  -------------

                          ASSETS

Current Assets:
  Cash                                            $     70,516   $     -
  Accounts receivable (net of allowance for
    doubtful accounts of approximately
    $191,000 and $140,000, respectively)             3,728,923     4,639,731
  Costs on uncompleted projects applicable
    to future billings                                 674,975       398,888
  Inventory                                            228,138       172,848
  Prepaid expenses and other current assets, net       409,829       198,201
                                                  ------------   -----------
      Total Current Assets                           5,112,381     5,409,668

Property and equipment, net                          2,776,761     2,697,608
Other assets                                            17,863        22,863
                                                  ------------   -----------
      Total Assets                                $  7,907,005   $ 8,130,139
                                                  ============   ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                $  1,264,238   $ 1,937,865
  Billings in excess of costs and estimated
    profit on uncompleted projects                     548,284       567,423
  Accrued expenses and other current liabilities       430,191       315,909
  Current portion of long-term debt                    466,825       556,610
                                                  ------------   -----------
           Total Current Liabilities                 2,709,538     3,377,807

Long-term debt, net of current portion               1,023,344     1,116,793
Note payable to bank under line of credit            2,284,300     1,896,700
                                                   -----------   -----------
           Total Liabilities                         6,017,182     6,391,300
                                                   -----------   -----------

Shareholders' Equity:
  Common stock, par value $.01 per share;
    authorized 20,000,000 shares; 15,417,115 and
    15,318,787 shares issued and outstanding,
    respectively                                       197,040       197,040
  Additional paid-in capital                         7,710,398     7,705,482
  Accumulated deficit                               (5,974,747)   (6,119,831)
  Treasury stock, par value                            (42,868)      (43,852)
                                                    -----------   -----------

         Total Shareholders' Equity                  1,889,823     1,738,839
                                                    -----------   -----------
         Total Liabilities and Shareholders' Equity $7,907,005    $8,130,139
                                                    ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

ITEM #1 FINANCIAL STATEMENTS                    PART 1 - FINANCIAL INFORMATION

       OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                                       THREE MONTHS ENDED    SIX MONTHS ENDED
                                      June 30,   June 30,   June 30,  June 30,
                                       2003        2002      2003       2002
                                    ---------- ---------- ---------- ----------
Project billings and services       $4,170,620 $3,644,734 $7,486,838 $6,725,098

Project costs                        2,968,386  2,678,750  5,240,065  4,840,387
                                    ---------- ---------- ---------- ----------
Gross margin                         1,202,234    965,984  2,246,773  1,884,711
                                    ---------- ---------- ---------- ----------
Operating expenses:
  Payroll expense and related
    payroll taxes and benefits         462,062    458,923  1,077,956    970,459
  Depreciation                         106,588     75,108    208,098    141,351
  Occupancy                            102,588     95,758    218,829    193,877
  Professional Services                 78,127     63,928    147,879    132,320
  Office Expense                        62,383     48,762    120,647    112,520
  Business Insurance                    58,310     39,155    111,243     71,604
  Other expenses, net                   53,395      8,037    119,845     50,237
                                    ---------- ---------- ---------- ----------
                                       923,453    789,671  2,004,497  1,672,368
                                    ---------- ---------- ---------- ----------

Operating income                       278,781    176,313    242,276    212,343
                                    ---------- ---------- ---------- ----------

Other income and (expense):
  Interest expense                    (51,543)   (38,589)   (96,611)   (74,017)
  Casualty gain from insurance
    proceeds, net                        2,052        -        2,052        -
  Other, net                               561        314     (2,633)     1,845
                                    ---------- ---------- ---------- ----------
                                      (48,930)   (38,275)   (97,192)   (72,172)
                                    ---------- ---------- ---------- ----------

NET INCOME                          $  229,851  $ 138,038  $ 145,084  $ 140,171
                                    ========== ========== ========== ==========


Earnings per common share:
    Basic and diluted                 $0.01        $0.01     $0.01      $0.01

Weighted average shares outstanding:
    Basic                           15,335,175 13,286,379 15,326,936 12,499,543
    Diluted                         15,847,395 13,502,643 15,903,841 12,608,272


The accompanying notes are an integral part of the consolidated financial statements.

ITEM #1 FINANCIAL STATEMENTS                    PART 1 - FINANCIAL INFORMATION


         OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                         SIX MONTHS ENDED
                                                        June 30,    June 30,
                                                          2003        2002
                                                      -----------  -----------
Operating activities:
 Net income                                           $  145,084   $  140,171
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Bad debt expense                                       46,589       67,152
   Depreciation and amortization                         220,993      149,638
   Loss on disposal of equipment                          23,718          -
   (Increase) decrease in operating assets and
    increase (decrease) in operating liabilities:
     Accounts receivable                                 864,219     (595,903)
     Costs on uncompleted projects applicable to
      future billings                                   (276,087)    (127,472)
     Billings and estimated profit in excess of costs
      on uncompleted contracts                           (19,139)    (194,427)
     Prepaid expenses, inventory and other assets       (266,918)     131,167
     Accounts payable and accrued expenses              (559,345)     121,896
                                                      -----------  -----------
Net cash provided by (used in) operating activities      179,114     (307,778)
                                                      -----------  -----------

Investing activities:
 Purchase of property and equipment                     (214,087)    (226,665)
                                                      -----------  -----------
Net cash used in investing activities                   (214,087)    (226,665)
                                                      -----------  -----------

Financing activities:
 Proceeds from issuance of common stock                    5,900      397,033
 Proceeds from note payable to bank and current
  and long-term borrowings, net of financing costs     4,400,574    3,893,801
 Principal payments on current and long-term
  borrowings                                          (4,300,985)  (3,783,483)
                                                      -----------  -----------
Net cash provided by financing activities                105,489      507,351
                                                      -----------  -----------

Increase (decrease) in cash                               70,516      (27,092)

Cash at beginning of period                                  -         51,818
                                                      -----------  -----------
CASH AT END OF PERIOD                                  $  70,516    $  24,726
                                                      ===========  ===========

Non-cash item
  Equipment purchased through bank and other
    financing sources                                   $104,777      $19,966

Cash paid for interest                                   $96,611      $74,017


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


3. Related Party Transactions

The Company utilizes subcontract labor purchased from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company. The costs for these services amounted to approximately $798,000 and $376,000 for the six months ended June 30, 2003 and 2002, respectively.


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

5. Stock Based Compensation

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly no compensation cost was recognized for non-qualified stock options issued in 2002. Had compensation cost for these options been determined based on their fair value at the grant date consistent with the method proscribed under Financial Accounting Standards Board ("FASB") Statement No. 123 "Accounting For Stock-Based Compensation", the Company's net income (loss) and per share amounts reported for the periods ended June 30, 2003 and 2002 would not be materially different. The Company does not intend to adopt the fair value accounting for stock based compensation in accordance with FASB Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123".

In June 2003 holders of options to purchase common stock at $.06 per share exercised those options resulting in the issuance of 98,328 shares of common stock from treasury.


6. Financial Information Concerning Segment Reporting

The Company reports its operations principally in two business segments, as follows:

(1) OP-TECH Environmental Services, Inc. ("OP-TECH") engages in diversified and comprehensive environmental remediation services for customers located primarily in the north eastern United States.

(2) OP-TECH AVIX, Inc. ("AVIX"), a subsidiary of OP-TECH, was formed in January 2002 to pursue and engage in diversified lines of business including asset management services.

                                              OP-TECH       AVIX      Total

Project billings and services
  to external customers                      $7,441,519   $45,319  $7,486,838
Intersegment project billings and services        -           -           -
                                             ----------   -------  ----------
Total Project billings and services          $7,441,519   $45,319  $7,486,838
                                             ----------   -------  ----------

Operating earnings (loss)                      $281,783  $(39,507)   $242,276
Interest expense                                (90,096)   (6,515)    (96,611)
Other income, net                                  (581)      -          (581)
                                             ----------   -------  -----------
Earnings (loss) before income taxes            $191,106  $(46,022)   $145,084
                                             ----------   -------  -----------

Total assets                                 $7,883,667   $23,338  $7,907,005
Depreciation and amortization                   220,372       619     220,991
Capital expenditures                            318,864       -       318,864

7. Subsequent Event

On July 18, 2003 the revolving loan agreement was revised to provide for borrowings of $2,000,000 and became due and payable on May 31, 2005. Because of the extended maturity date the revolving loan is classified as non-current in the accompanying financial statements. In addition, other outstanding equipment financing was consolidated into one loan with a maturity date of May, 2007.

                      PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company had cash of $70,516 as compared to $0 at December 31, 2002. The Company voluntarily applies all available cash in excess of $75,000 in the Company's operating account to pay down the Company's note payable to bank under line of credit.

At June 30, 2003, the Company had working capital of $2,402,843 compared to $2,031,861 at December 31, 2002, with a current ratio of 1.89 to 1 at June 30, 2003 and 1.60 to 1 at December 31, 2002.

For the six months ended June 30, 2003, the Company's net cash provided by operations was $179,112 compared to net cash used in operations of $307,778 during the six months ended June 30, 2002. The cash provided by operations for the six months ended June 30, 2003 was primarily a result of a net collection of accounts receivable, partially offset by a pay down of accounts payable.


The Company's net cash used in investing activities of $214,087 during the first six months of 2003 was attributable to the purchase of various field equipment.

Cash provided by financing activities for the six months ended June 30, 2003 was $105,491, which was primarily due to the net proceeds from the Company's long-term debt used to finance the Company's investing activities.

As of June 30, 2003, the Company had a loan agreement that provided for borrowings up to $2,600,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. The loan is payable on May 31, 2004, bears interest at a rate of prime plus 1.25 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company. As of June 30, 2003, borrowing against the revolving loan aggregated $2,284,300.

On July 18, 2003 the revolving loan agreement was revised to provide for borrowings up to $2,000,000 and payable on May 31, 2005 with all other provisions, including restrictive financial covenants, remaining in effect. On July 18, 2003, approximately $445,000 of the borrowing against the revolving loan was separated into a promissory note payable in 48 monthly payments of principal plus interest at a rate of prime plus 1.25%.

During the first six months of 2003, all principal payments on the Company's debt were made within payment terms.

The Company expects, based on its operating results and the continued availability of its line of credit, that it will be able to meet obligations as they come due.

                         RESULTS OF OPERATIONS

                                 BILLINGS

The Company's project billings for the second quarter of 2003 increased 14% to $4,170,620 from $3,644,734 for the second quarter of 2002. For the six-month period ended June 30, 2003 the Company's billings have increased 11% to $7,486,838 from $6,725,098 for the same period in 2002.

When comparing the first six months of 2003 to the same period in 2002, the overall increase in billings is due primarily to one large remediation project in the Buffalo, NY area partially offset by a reduction in project billings for New York State Department of Environmental Conservation remediation projects.


                      PROJECT COSTS AND GROSS MARGIN

Project costs for the second quarter of 2003 increased 11% to $2,968,386 from $2,678,750 for the same period in 2002. Project costs as a percentage of revenues were 71% and 74% for the three months ended June 30, 2003 and 2002, respectively. Gross margin for the second quarter of 2003 increased to 29% from 26% for the same period in 2002.

For the six-month period ended June 30, 2003, project costs increased 8% to $5,240,065 from $4,840,387 for the six months ended June 30, 2002. Project costs as a percentage of revenues were 70% and 72% for the six months ended June 30, 2003 and 2002, respectively. Gross margin for the six months ended June 30, 2003 increased to 30% from 28% for the same period in 2002.

As a result of increased billings, project costs also increased. The increase in the gross margin is due to a lower volume of projects that involve pass through costs such as transportation and disposal. Projects that involve pass through costs of this nature typically produce a lower gross margin than projects that involve internal labor and equipment.

                              OPERATING EXPENSES

Operating expenses for the quarter ended June 30, 2003 increased 17% to $923,453 from $789,671 for the same period in 2002. For the six-month period ended June 30, 2003, operating expenses increased 20% to $2,004,497 from $1,672,368 for the same period in 2002. Operating expenses as a percentage of revenues was 27% and 25% for the six months ended June 30, 2003 and 2002, respectively.

When comparing the first six months of 2003 to 2002, the overall increase in operating expenses is due to several factors:

1. Payroll expense and related payroll taxes and benefits increased 11% to $1,077,956 when comparing the first six months of 2003 to the same period in 2002. As a percentage of sales, payroll expense and related payroll taxes and benefits remained at 14%. During the fourth quarter of 2002 and the first quarter of 2003, new employees were added in the Albany, Rochester, and Buffalo NY branch offices. Each of these offices added new employees as a result of increased sales volume and long-term growth plans. As is customary in adding new employees, it takes approximately six months for a new employee to meet the company's chargeability goals as set forth in the operating budget.

2. Depreciation expense increased 47% to $208,098 when comparing the first six months of 2003 to the same period in 2002. This increase in depreciation expense is due to field equipment additions totaling approximately $1,085,000 from July 1, 2002 through June 30, 2003.

3. Occupancy expense increased 12% to $218,829 when comparing the first six months of 2003 to the same period in 2002. This increase in occupancy expense is primarily due to new, larger branch office and shop space leases in Albany, NY, Plattsburgh, NY and Edison, NJ that have been entered into since July 1, 2002.

4. Business insurance increased 55% to $111,243 when comparing the first six months of 2003 to the same period in 2002. This increase in insurance expense is due to the extreme tightening of the insurance market in the United States that has resulted in large premium increases.


                              INTEREST EXPENSE

Interest expense for the six months ended June 30, 2003 increased 30% to $96,611 from $74,017 for the same period in 2002. The increase in interest expense was primarily due to an increase in the average outstanding balance on the revolving loan and long-term debt when comparing the six months ended June 30, 2003 with the same period in 2002.


                                 NET INCOME

The net income for the six months ended June 30, 2003 and 2002 was $145,084, or $0.01 per share basic and diluted, and $140,171, or $0.01 per share basic and diluted, respectively.

                     IMPACT OF RECENTLY ISSUED STATEMENTS

In May 2003 the Financial Accounting Standards Board issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The statement requires classification from an equity presentation to a liability presentation in the balance sheet of certain equity and financial instruments, including common stock, if certain criteria are met. The statement is effective for the quarter beginning
July 1, 2003. The Company has not yet made a determination of the impact of this statement on its consolidated financial statements, if any.


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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

There were no material changes in the Company's market risk or market risk strategies during the quarter ended June 30, 2003.

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

                                      OP-TECH Environmental Services, Inc.
                                                 (Registrant)



Date: August 11, 2003           /s/ Christopher J. Polimino
                              Christopher J. Polimino
                              President and Chief Executive Officer


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



Date: August 11, 2003
/s/ Christopher J. Polimino
Christopher J. Polimino
President and Chief Executive Officer

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


Date: August 11, 2003
/s/ Douglas R. Lee
Douglas R. Lee
Chief Financial Officer

Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Christopher J. Polimino, President and Chief Executive Officer of OP-TECH Environmental Services, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: August 11, 2003

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


(1)the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and


(2)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: August 11, 2003
/s/ Douglas R. Lee

Douglas R. Lee
Chief Financial Officer and Treasure

<END>