Form 10-Q
period 2003-09-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2003-11-14
CIK 858748

Securities and Exchange Commission
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 2003

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

                             Yes       or No  X

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2003: 15,417,115

     OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

                                      INDEX




PART I.    FINANCIAL INFORMATION                                      Page No.


  Item 1.  Financial Statements

           Consolidated Balance Sheets
           -September 30, 2003 (Unaudited) and December 31, 2002 (Audited)   3

           Consolidated Statements of Operations
           -Three months ended Sept. 30, 2003 and Sept. 30, 2002 (Unaudited)
           -Nine months ended Sept. 30, 2003 and Sept. 30, 2002(Unaudited)    4

           Consolidated Statements of Cash Flows
           -Nine months ended Sept. 30, 2003 and Sept. 30, 2002(Unaudited)    5

           Notes to Consolidated Financial Statements (Unaudited)           6-8



  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             9-12



  Item 3.  Quantitative and Qualitative Disclosure About Market Risk         13


  Item 4.  Controls and Procedures                                           14


PART II.   OTHER INFORMATION                                                 15

           SIGNATURES                                                        16

           CERTIFICATIONS                                                 17-20

ITEM #1 FINANCIAL STATEMENTS                     PART I  FINANCIAL INFORMATION

      OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   (UNAUDITED)
                                                   September 30,   December 31,
                                                       2003            2002
                                                   -------------  -------------
                      ASSETS

Current Assets:
  Cash                                              $   -          $    -
  Accounts receivable (net of allowance for
    doubtful accounts of approximately $172,000
    and $140,000, respectively)                      3,903,589      4,639,731
  Costs on uncompleted projects applicable
    to future billings                                 616,422        398,888
  Inventory                                            198,767        172,848
  Prepaid expenses and other current assets, net       418,592        198,201
                                                    -----------   ------------
    Total Current Assets                             5,137,370      5,409,668

Property and equipment, net                          2,928,561      2,697,608
Other assets                                            35,064         22,863
                                                     ----------   ------------
    Total Assets                                    $8,100,995     $8,130,139
                                                   ============   ============

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                    $690,038     $1,937,865
  Billings in excess of costs and estimated
    profit on uncompleted projects                     996,458        567,423
  Accrued expenses and other current liabilities       422,443        315,909
  Current portion of long-term debt                    873,294        556,610
                                                    -----------   ------------
    Total Current Liabilities                        2,982,233      3,377,807

Long-term debt, net of current portion               1,389,969      1,116,793
Note payable to bank under line of credit            1,659,073      1,896,700
                                                    -----------   ------------
    Total Liabilities                                6,031,275      6,391,300
                                                    -----------   ------------

Shareholders' Equity:
  Common stock, par value $.01 per share;
    authorized 20,000,000 shares; 15,417,115 and
    15,318,787 shares issued and outstanding,
    respectively                                       197,040        197,040
  Additional paid-in capital                         7,710,398      7,705,482
  Accumulated deficit                               (5,794,850)    (6,119,831)
  Treasury stock, par value                            (42,868)       (43,852)
                                                    -----------   ------------
    Total Shareholders' Equity                       2,069,720      1,738,839

    Total Liabilities and Shareholders' Equity      $8,100,995     $8,130,139
                                                    ===========   ============

The accompanying notes are an integral part of the consolidated financial statements.

ITEM #1 FINANCIAL STATEMENTS                     PART I  FINANCIAL INFORMATION

    OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                    THREE MONTHS ENDED      NINE MONTHS  ENDED
                                   Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                                    2003        2002        2003        2002
                                ----------- ----------- ----------- -----------

Project billings and services   $3,794,519  $3,728,173 $11,281,357 $10,453,271

Project costs                    2,582,291   2,578,700   7,822,356   7,419,087
                                ----------- ----------- ----------- -----------
Gross margin                     1,212,228   1,149,473   3,459,001   3,034,184
                                ----------- ----------- ----------- -----------

Operating expenses:
  Payroll expense and related
    payroll taxes and benefits     544,484     508,923   1,622,440   1,479,382
  Depreciation                     108,819      74,456     316,917     215,807
  Occupancy                         96,986      93,320     315,815     287,197
  Professional Services             83,646      56,321     231,525     188,641
  Office Expense                    56,634      61,116     177,281     173,636
  Business Insurance                64,935      54,084     176,178     125,688
  Other expenses, net               26,825      62,055     146,670     112,292
                                 ---------- ----------- ----------- -----------
                                   982,329     910,275   2,986,826   2,582,643
                                 ---------- ----------- ----------- -----------

Operating income                   229,899     239,198     472,175     451,541
                                 ---------- ----------- ----------- -----------

Other income and (expense):
  Interest expense                 (48,286)    (43,862)   (144,897)   (117,879)
  Casualty gain from insurance
    proceeds, net                      -           -         2,052         -
  Other, net                        (1,716)       (968)     (4,349)        877
                                  --------- ----------- ----------- -----------
                                   (50,002)    (44,830)   (147,194)   (117,002)
                                  --------- ----------- ----------- -----------

NET INCOME                        $179,897    $194,368    $324,981    $334,539
                                 ========== =========== =========== ===========


Earnings per common share:
    Basic and diluted               $0.01       $0.01       $0.02       $0.02

Weighted average shares outstanding:
    Basic                        15,417,115  16,796,401  15,357,326  13,976,872
    Diluted                      15,882,879  16,406,915  15,898,188  13,770,055


The accompanying notes are an integral part of the consolidated financial statements.

ITEM #1 FINANCIAL STATEMENTS                     PART I  FINANCIAL INFORMATION


         OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                        NINE MONTHS ENDED
                                                      Sept. 30,     Sept. 30,
                                                        2003          2002

Operating activities:
 Net income                                             $324,981     $334,539
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Bad debt expense                                       69,925      101,078
   Depreciation and amortization                         358,491      227,306
   Loss on disposal of equipment                          23,718          -
   (Increase) decrease in operating assets and
    increase (decrease) in operating liabilities:
     Accounts receivable                                 666,217     (515,035)
     Costs on uncompleted projects applicable to
      future billings                                   (217,534)      84,450
     Billings and estimated profit in excess of costs
      on uncompleted contracts                           429,035     (184,577)
     Prepaid expenses, inventory and other assets       (266,011)     (97,955)
     Accounts payable and accrued expenses            (1,141,293)    (487,768)
                                                      -----------   ----------
       Net cash provided by (used in)
         operating activities                            247,529     (537,962)
                                                      -----------   ----------

Investing activities:
 Purchase of property and equipment                     (431,664)    (274,004)
                                                      -----------   ----------
       Net cash used in investing activities            (431,664)    (274,004)
                                                      -----------   ----------

Financing activities:
 Proceeds from issuance of common stock                    5,900      388,996
 Purchase of treasury stock                                  -       (438,517)
 Proceeds from note payable to bank and current
  and long-term borrowings, net of financing costs     8,638,878    6,878,285
 Principal payments on current and long-
  term borrowings                                     (8,460,643)  (5,979,897)
                                                      -----------  -----------
       Net cash provided by financing activities         184,135      848,867
                                                      -----------  -----------

Increase (decrease) in cash                                  -         36,901

Cash at beginning of period                                  -         51,818
                                                      -----------  -----------

CASH AT END OF PERIOD                                       $-        $88,719
                                                      ===========  ===========


Non-cash item
   Equipment purchased through bank and other
     financing sources                                  $173,998      $19,966

Cash paid for interest                                  $144,897     $117,879


The accompanying notes are an integral part of the consolidated financial statements.

                         PART I - FINANCIAL INFORMATION

                SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. This 10-Q, press releases issued by the Company, and certain information provided periodically in writing and orally by the Companys designated officers and agents contain statements which constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words expect, believe, goal, plan, intend, estimate, and similar expressions and variations thereof used are intended to specifically identify forward-looking statements. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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


3. Related Party Transactions

The Company utilizes subcontract labor purchased from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company. The costs for these services amounted to approximately $939,000 and $613,000 for the nine months ended September 30, 2003 and 2002, respectively.


4. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share includes the potentially dilutive effect of common stock equivalents, which include outstanding options under the Companys Stock Option Plan and warrants that were issued to a financial advisor in May 2002 to purchase 480,000 shares of common stock at $0.066 per share, expiring in May 2007.

5. Stock Based Compensation

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly no compensation cost was recognized for non-qualified stock options issued in 2002. Had compensation cost for these options been determined based on their fair value at the grant date consistent with the method proscribed under Financial Accounting Standards Board (FASB) Statement No. 123, Accounting For Stock-Based Compensation, the Companys net income (loss) and per share amounts reported for the periods ended September 30, 2003 and 2002 would not be materially different. The Company does not intend to adopt the fair value accounting for stock based compensation in accordance with FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123.

In June 2003 holders of options to purchase common stock at $.06 per share exercised those options resulting in the issuance of 98,328 shares of common stock from treasury.


6. Financial Information Concerning Segment Reporting

The Company reports its operations principally in two business segments, as follows:

  1. OP-TECH Environmental Services, Inc. ("OP-TECH") engages in diversified and comprehensive environmental remediation services for customers located primarily in the north eastern United States.

  2. OP-TECH AVIX, Inc. ("AVIX"), a subsidiary of OP-TECH, was formed in January 2002 to pursue and engage in diversified lines of business Including asset management services.


                                             OP-TECH      AVIX       Total

Project billings and services
  to external customers                    $11,209,675   $71,682   $11,281,357
Intersegment project billings and services      -            -          -
                                           -----------   -------   -----------
Total Project billings and services        $11,209,675   $71,682   $11,281,357
                                           -----------   -------   -----------

Operating earnings (loss)                     $515,615  $(43,440)     $472,175
Interest expense                              (134,394)  (10,503)     (144,897)
Other income, net                               (2,297)       -         (2,297)
                                           ------------  --------   -----------
Earnings (loss) before income taxes           $378,924  $(53,943)     $324,981

Total assets                                $8,070,149   $30,846    $8,100,995
Depreciation and amortization                  357,563       928       358,491
Capital expenditures                           605,662       -         605,662

                       PART I  FINANCIAL INFORMATION

      Item 2. Management's Discussion and Analysis of Financial Condition and
                            Results of Operations.



                        LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company had cash of $0 as compared to $0 at December 31, 2002. The Company voluntarily applies all available cash in the Companys operating account to pay down the Companys note payable to bank under line of credit. Outstanding checks are classified as Accounts Payable, and amounted to $334,462 at September 30, 2003 and $62,354 at December 31, 2002.

At September 30, 2003, the Company had working capital of $2,155,137 compared to $2,031,861 at December 31, 2002, with a current ratio of 1.72 to 1 at September 30, 2003 and 1.60 to 1 at December 31, 2002.

For the nine months ended September 30, 2003, the Companys net cash provided by operations was $247,529 compared to net cash used in operations of $537,962 during the nine months ended September 30, 2002. The cash provided by operations for the nine months ended September 30, 2003 was primarily a result of a net collection of accounts receivable and an increase in billings in excess of costs on uncompleted contracts, partially offset by a net pay down of accounts payable.

The Companys net cash used in investing activities of $431,664 during the first nine months of 2003 was attributable to the purchase of various field equipment.

Cash provided by financing activities for the nine months ended September 30, 2003 was $184,1335, which was primarily due to the net proceeds from the Companys long-term debt used to finance the Companys investing activities.

As of September 30, 2003, the Company had a loan agreement that provided for borrowings up to $2,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. The loan is payable on May 31, 2005, bears interest at a rate of prime plus
1.25 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company. As of September 30, 2003, borrowing against the revolving loan aggregated $1,659,073.

The Company expects, based on its operating results and the continued availability of its line of credit, that it will be able to meet obligations as they come due.

                               RESULTS OF OPERATIONS

                                     BILLINGS

The Company's project billings for the third quarter of 2003 increased 2% to $3,794,519 from $3,728,173 for the third quarter of 2002. For the nine-month period ended September 30, 2003 the Companys billings have increased 8% to $11,281,357 from $10,453,271 for the same period in 2002.

When comparing the first nine months of 2003 to the same period in 2002, the overall increase in billings is due primarily to one large remediation project in the Buffalo, NY area partially offset by a reduction in project billings for New York State Department of Environmental Conservation remediation projects.


                           PROJECT COSTS AND GROSS MARGIN

Project costs for the third quarter of 2003 increased less than 1% to $2,582,291 from $2,578,700 for the same period in 2002. Project costs as a percentage of revenues were 68% and 69% for the three months ended September 30, 2003 and 2002, respectively. Gross margin for the third quarter of 2003 increased to 32% from 31% for the same period in 2002.

For the nine-month period ended September 30, 2003, project costs increased 5% to $7,822,356 from $7,419,087 for the nine months ended September 30, 2002. Project costs as a percentage of revenues were 69% and 71% for the nine months ended September 30, 2003 and 2002, respectively.

Gross margin for the nine months ended September 30, 2003 increased to 31% from 29% for the same period in 2002. The increase in the gross margin is due to a lower volume of projects that involve pass through costs such as transportation and disposal. Projects that involve pass through costs of this nature typically produce a lower gross margin than projects that involve internal labor and equipment.

                             OPERATING EXPENSES

Operating expenses for the quarter ended September 30, 2003 increased 8% to $982,329 from $910,275 for the same period in 2002. For the nine-month period ended September 30, 2003, operating expenses increased 16% to $2,986,826 from $2,582,643 for the same period in 2002. Operating expenses as a percentage of revenues was 27% and 25% for the nine months ended September 30, 2003 and 2002, respectively.

When comparing the first nine months of 2003 to 2002, the overall increase in operating expenses is due to several factors:

* Payroll expense and related payroll taxes and benefits increased 10% to $1,622,440 when comparing the first nine months of 2003 to the same period in 2002. As a percentage of sales, payroll expense and related payroll taxes and benefits remained at 14%. During the fourth quarter of 2002 and the first quarter of 2003, new employees were added in the Albany, Rochester, and Buffalo NY branch offices. Each of these offices added new employees as a result of increased sales volume and long-term growth plans. As is customary in adding new employees, it takes approximately six months for a new employee to meet the Companys chargeability goals as set forth in the operating budget.

* Depreciation expense increased 47% to $316,917 when comparing the first nine months of 2003 to the same period in 2002. This increase in depreciation expense is due to field equipment additions totaling approximately $1,372,000 from July 1, 2002 through September 30, 2003.

* Occupancy expense increased 10% to $315,815 when comparing the first nine months of 2003 to the same period in 2002. This increase in occupancy expense is primarily due to new, larger branch office and shop space leases in Albany, NY, Plattsburgh, NY and Edison, NJ that have been entered into since
October 1, 2002.


* Business insurance increased 40% to $176,178 when comparing the first nine months of 2003 to the same period in 2002. This increase in insurance expense is due to the extreme tightening of the insurance market in the United States that has resulted in large premium increases.


                               INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2003 increased 23% to $144,897 from $117,879 for the same period in 2002. The increase in interest expense was primarily due to an increase in the average outstanding balance on the revolving loan and long-term debt when comparing the nine months ended September 30, 2003 with the same period in 2002.


                                  NET INCOME

The net income for the nine months ended September 30, 2003 and 2002 was $324,981, or $0.02 per share basic and diluted, and $334,539, or $0.02 per share basic and diluted, respectively.

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


                        IMPACT OF RECENTLY ISSUED STATEMENTS

In January, 2003 the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities. The statement requires consolidation of certain entities when one entity has a controlling interest in a second entity. This would apply to certain specific purpose entities regardless of the percentage of ownership. The interpretation was effective for the Company as of July 1, 2003 and its adoption has no impact on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

There were no material changes in the Companys market risk or market risk strategies during the quarter ended September 30, 2003.

Item 4.  Controls and Procedures

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



                                        OP-TECH Environmental Services, Inc.
                                                      (Registrant)



Date: November 14, 2003             /s/ Christopher J. Polimino
                                    Christopher J. Polimino
                                    President and Chief Executive Officer


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



Date: November 14, 2003
/s/ Christopher J. Polimino
Christopher J. Polimino
President and Chief Executive Officer

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


Date: November 14, 2003
/s/ Douglas R. Lee
Douglas R. Lee
Chief Financial Officer

Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Christopher J. Polimino, President and Chief Executive Officer of OP-TECH Environmental Services, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2003 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 14, 2003

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


(1)the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2003 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and


(2)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: November 14, 2003
/s/ Douglas R. Lee

Douglas R. Lee
Chief Financial Officer and Treasure

<END>