Form 10-K
period 2003-12-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2004-03-30
CIK 858748

Securities and Exchange Commission
                            Washington, DC 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended  December 31, 2003

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

The aggregate market value of the voting stock held by non-affiliates of the Company as of March 16, 2004 was $3,767,759 based upon the average closing bid and ask price of such stock on such day.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

                                Yes___ or No X

                          APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the Company's classes of common stock, as of March 16, 2004. Common stock, $.01 par value: 11,606,045

                                     PART I

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

                                ITEM 1. BUSINESS

                                    General

OP-TECH Environmental Services, Inc. and Subsidiaries (the "Company"), a Delaware corporation, provides comprehensive environmental and industrial cleaning and decontamination services predominately in New York, Western New England, Northern Pennsylvania, New Jersey, and Northern Ohio. The Company performs industrial cleaning of hazardous and non-hazardous materials and provides varying services relating to plant facility closure, including interior and exterior demolition and asbestos removal. In addition, the Company provides remediation services for sites contaminated by hazardous and non-hazardous materials and provides 24-hour emergency spill response services. The Company's revenues are derived from state agencies, industrial companies and municipalities facing complex environmental clean-up problems associated with hazardous and non-hazardous materials as required by various governmental agencies. The Company's services include assessing the regulatory, technical, and construction aspects of the environmental issue, and performing the necessary remediation activities. The Company seeks to provide its clients with remedial solutions which integrate the various aspects of a project and are well-documented, practical, cost effective, and acceptable to regulatory agencies and the public.

In December 2001, the Company's Board of Directors approved a resolution to establish OP-TECH AVIX, Inc. ("AVIX"), a wholly-owned subsidiary of the Company, for purposes of pursuing and engaging in diversified lines of business including asset management technologies. AVIX was formed in January 2002 and has had limited activity since its inception. Information on business segments is included in Note 13 to the consolidated financial statements for the year ended December 31, 2003.


                                   Services

Transportation and Disposal Services

The Company provides transportation of bulk and containerized hazardous and non-hazardous wastes from customer sites to customer-designated landfills and disposal facilities. The Company also provides liquid tank truck transports equipped with vacuum pumps.

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

Asbestos Abatement

The Company provides asbestos abatement contracting services on a limited basis to both the public and private sectors. The Company has expertise in all types of asbestos abatement including removal, disposal and enclosure, and encapsulation. Asbestos removal is performed in commercial buildings, industrial facilities, and governmental buildings.

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

Hydrogeological Services

The Company provides hydrogeological services to petroleum companies, engineering firms and local and state public entities. In addition to maintaining a hydrogeologist on staff, the Company has several teaming arrangements with other companies that provide drilling, geoprobe and support services to the Company. Through performing hydrogeological assessments, the Company evaluates and determines the need for ground water remediation systems, pump and treatment systems and sub-surface petroleum product recovery. In addition, the Company provides air sparging systems, long-term remediation system operations and maintenance as well as monitoring well and recovery well installations.

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

                                Regulation

The business of the Company and its clients is subject to extensive, stringent, and evolving regulation by the EPA and various other federal, state, and local environmental authorities. These regulations directly impact the demand for the services offered by the Company. In addition, the Company is subject to the Federal Occupational Safety and Health Act, which imposes requirements for employee safety and health. The Company believes it is in material compliance with all federal, state, and local regulations governing its business.

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

The Company operates field offices in Syracuse, Massena, Rochester, Albany, Plattsburgh, Waverly and Buffalo, New York, as well as Edison, New Jersey. While operations in the Syracuse, Massena, Albany, Buffalo and Waverly offices are substantial, the Rochester, Plattsburgh, and Edison operations operate at a lower volume. In February, 2004, the Company opened a field office in Cleveland, Ohio.

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

                              Customers

The Company's client base includes state agencies, industrial companies, railroads, real estate developers, auto parts manufacturers, aluminum producers, utility companies, waste disposal firms, municipalities, and engineering firms. During 2003, the Company performed services for more than 600 clients. These projects were substantially all short-term (three months or less) in nature. The largest business segment for the each of the years ended December 31, 2003, 2002, and 2001 was Emergency Spill Response services. Emergency Spill Response accounted for 29%, 30% and 29% of the Company's revenues for the years ended December 31, 2003, 2002, and 2001, respectively.

During 2003, the Company had sales of approximately $2,265,000 related to a contract with the New York State Department of Environmental Conservation, which totaled approximately 15% of the Company's revenues. The contract with the New York State Department of Environmental Conservation runs through 2008. The loss of these sales could have a material adverse effect on the Company.

                              Insurance

The Company maintains commercial general liability, asbestos liability and pollution liability insurance which provides aggregate coverage limits of $10 million. In addition, the Company also maintains workers compensation, comprehensive automobile, and Directors and Officers liability insurance. The Company's insurance coverage is consistent with the insurance requirements found in the environmental remediation industry.

                               Backlog

As of December 31, 2003 and 2002, the Company had a backlog of orders of approximately $2,700,000 and $2,850,000, respectively.

                              Employees

The Company has entered into a contractual co-employment agreement with a third party provider. As of March 16, 2004, the Company had a total of approximately 100 full-time employees under this contract. The Company's ability to retain and expand its staff will be an important factor in determining the Company's future success. The Company maintains employment contracts with its key managers in its branch offices. Manager contracts are negotiated on an annual basis and encompass items such as salary, bonuses, and non-compete clauses. The Company maintains key-person insurance for the President and CEO only. The Company considers its relations with its employees to be good, and the Company has never had a work stoppage or threat of a work stoppage.

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

Waverly, New York Branch

The Company leases approximately 6,400 square feet of office and shop space at a current rate of $1,800 per month plus utilities. The term of the lease extended through December 31, 2003, and did not contain an escalation clause. Effective January 1, 2004, the Company is leasing this space on a month-to-month basis at the same current rate.

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

Plattsburgh, New York Branch

The Company leases approximately 2,100 square feet of office and shop space at a current rate of $700 per month plus utilities. The term of the lease is on a month-to-month basis.

Cleveland, Ohio Branch

Effective February 10, 2004, the Company leases approximately 5,000 square feet of office and shop space at a rate of $2,500 per month plus utilities. The term of the lease extends through March 31, 2008 and does not include an escalation clause. Under the terms of the lease, the rent due for the first four months of the initial term, $10,000, is abated.


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





               ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company held its annual shareholders meeting on May 14, 2003. The shareholders voted on the ratification of Dannible & McKee, LLP as the Company's auditors, and the election of six directors. The following votes were cast for each:

                                                   For            Against
Ratification of Dannible & McKee, LLP as
the Company's auditors                           9,103,021           -0-

Election of Directors:
Robert J. Berger              Director           9,103,021           -0-
Richard L. Elander            Director           9,103,021           -0-
Cornelius B. Murphy, Jr.      Director           9,103,021           -0-
Steven A. Sanders             Director           9,103,021           -0-
George W. Lee                 Director           9,103,021           -0-
Christopher J. Polimino       Director           9,103,021           -0-



There were no other matters submitted to a vote of the Company's shareholders.

                                    PART II


  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The shares of the Company's common stock are listed on the Over the Counter Bulletin Board under the symbol OTES.OB.

The high and low closing bid prices for the shares of the Company's common stock were as follows:

Quarter Ended                High Bid           Low Bid

March 31, 2002                $0.07              $0.06
June 30, 2002                 $0.12              $0.06
September 30, 2002            $0.35              $0.08
December 31, 2002             $0.45              $0.14
March 31, 2003                $0.46              $0.10
June 30, 2003                 $0.45              $0.10
September 30, 2003            $0.48              $0.11
December 31, 2003             $0.49              $0.11
First quarter through
  March 16, 2004              $0.51              $0.28




The aforementioned prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

(b) At March 16, 2004, there were approximately 188 holders of record of the Company's common stock.

(c) The Company has never paid any dividends and does not anticipate paying dividends in the foreseeable future.

                         ITEM 6. SELECTED FINANCIAL DATA


Statement of Operations Data
                                     Year Ended December 31
                        2003        2002        2001        2000       1999

Project Billings   $15,037,888 $15,093,052 $13,243,081 $13,671,025 $12,517,772
Net Income (Loss)   $1,959,031    $553,666    $511,393    $539,876 ($2,613,883)
Net Income (Loss) Per
 Share (Basic & Diluted)  $.12        $.04        $.04        $.05       ($.23)



Balance Sheet Data
                                       As of December 31
                          2003        2002        2001        2000       1999

Total Assets          $9,124,305  $8,130,139  $5,671,179  $5,734,277  $5,942,940
Long-Term Obligations $4,156,356  $3,570,103  $2,365,615  $2,432,374  $2,644,353

                ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS


                            LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003 the Company had cash and cash equivalents of $58,073 as compared to $0 at December 31, 2002. Cash in the Company's operating account is electronically reduced nightly to pay down the Company's revolving line of credit in order to minimize interest expense.

At December 31, 2003, the Company had working capital of $1,779,382 compared to working capital of $2,031,861 at December 31, 2002. The Company had a current ratio of approximately 1.62 to 1 at the end of 2003 compared to 1.60 to 1 at the end of 2002.

Cash provided by operating activities during 2003 was $1,024,953 compared to cash used in operating activities of $248,065 during 2002. The increase in cash provided by operating activities in 2003 was mostly attributable to the decrease in accounts receivable due to improved collection efforts.

The Company's net cash used in investing activities of $577,089 during 2003 was attributable to the purchase of various field and office equipment.

Cash used in financing activities of $389,791 in 2003 was primarily due to a $700,000 purchase of treasury stock and the timing of pay downs and cash advances on the Company's line of credit, as was necessitated by the net cash provided by operating and used in investing activities.

As of December 31, 2003, the Company had a loan agreement that provided for borrowings up to $2,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. The loan is payable on May 31, 2005, bears interest at a rate of prime plus 1.25 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company. As of December 31, 2003, borrowing against the revolving loan aggregated $1,744,473.

During 2003, all principal payments on the Company's debt were made within payment terms.

The Company expects, based on budgeted operating results and the continued availability of its line of credit, that it will be able to meet obligations as they come due.


                           THE MASSENA PORT FACILITY

The Massena Port Facility is a former oil tank farm that is located on the St. Lawrence River in Massena, NY. The property is improved with several buildings and a deep water docking facility for large ocean going ships. Currently, the Company uses the property for its Massena branch office headquarters and equipment storage. The property has been held for sale since 1996, during which time the carrying value has been reduced from $1,900,000 to $480,000, which approximates its fair value.

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

At December 31, 2002 this asset was reclassified to property and equipment as assets held and used since it no longer meets the criteria to be classified as asset held for sale.

                   CAPITAL RESTRUCTURING & BUSINESS OPERATIONS

In May 2002, a private offering of the Company's common stock was made under Regulation D, Rule 506 of the Securities Act of 1933, as amended. Form D, Notice of sale of securities pursuant to regulation D, was filed with the Securities and Exchange Commission on June 13, 2002. The placement agent of the offering was Benchmark-Pellinore Securities Corp. The offering resulted in the sale of approximately 8,000,000 shares of the Company's common stock at $0.06 per share to twenty-one accredited investors. Gross proceeds from the offering were $480,000. Expenses and fees, including a placement commission paid to Benchmark-Pellinore Securities Corp. of $48,000, aggregated approximately $91,000. Net proceeds of the offering were approximately $389,000. Management used the proceeds from the offering to purchase and retire 4,385,170 shares of common stock from the Company's two largest shareholders.

On August 2, 2002, the Company purchased and retired 4,385,170 shares of its common stock from the Company's then two largest shareholders. 2,811,070, shares were purchased from M&T Bank for $.10 per share, or $281,107. 1,574,100 shares were purchased from O'Brien & Gere Limited for $.10 per share, or $157,410.

On December 30, 2003, the Company purchased and retired the remaining 2,811,070 shares of its common stock from M&T Bank for $.249 per share, or $700,000.

On March 16, 2004, the Company purchased and retired 1,000,000 shares of its common stock from O'Brien & Gere Limited for $.25 per share, or $250,000.


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

                         CONTRACTUAL OBLIGATIONS

The Company's estimated future payments as of December 31, 2003 related to its material debt and other certain contractual obligations and the timing of those payments are set forth below. Since many of these payment amounts are not fixed, the amounts in the table are solely estimates and the actual amounts may be different.

                                            Payments Due By Period:

         Contractual                  Less than    1 - 3      3 - 5   More than
         Obligations        Total     one year      years     years    5 years

Long-term debt(1)        $2,411,883    $901,336  $1,215,768  $294,779   $  -

Note payable to bank
under line of credit(2)   1,744,473         -     1,744,473       -        -

Operating leases(3)         741,508     268,415     393,540    79,553      -
                         ----------  ----------  ----------  --------   ------
Total                    $4,897,864  $1,169,751  $3,353,781  $374,332   $  -
                         ==========  ==========  ==========  ========   ======


1. Long-term debt represents term loans payable that mature at various dates through September 2008. Long-term debt includes scheduled maturities but excludes variable-rate interest payments.

2. Note payable to bank under line of credit includes the scheduled maturity on May 31, 2005, but excludes variable-rate interest payments. The scheduled maturity does not consider the Company's ability to draw or pay down the line of credit facility prior to the maturity date, or the possibility that the maturity date may be extended by negotiations with the lender.

3. Operating leases represent office facilities and various field equipment leased under non-cancelable operating leases expiring at various dates through 2007.

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


                  IMPACT OF RECENTLY ISSUED STATEMENTS

In January, 2003 the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46 "Consolidation of Variable Interest Entities". The statement requires consolidation of certain entities when one entity has a controlling interest in a second entity. This would apply to certain specific purpose entities regardless of the percentage of ownership. The interpretation was effective for the Company as of July 1, 2003 and its adoption has no impact on the consolidated financial statements.

In May, 2003 the Financial Accounting Standards Board issued Statement No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The statement requires classification from an equity presentation to a liability presentation in the balance sheet of certain equity and financial instruments, including common stock, if certain criteria are met. The statement is effective for the quarter beginning July 1, 2003 and its adoption has no impact on the consolidated financial statements.

                             2003 COMPARED TO 2002

Revenues

During the year ended December 31, 2003, the Company's revenues decreased less than 1% to $15,037,888 as compared to $15,093,052 for the year ended December 31, 2002. The slight decrease in billings is due to several factors.
Revenues from New York State Department of Environmental Conservation ("NYSDEC") remediation projects decreased approximately $3,335,000.
The decreased revenue from NYSDEC remediation projects is primarily due to a single large project in the Plattsburgh, NY area in the first quarter of 2002 and single large projects in the Massena, NY and Albany, NY areas in the second quarter of 2002. This decrease was offset by several factors including an increase in revenue from asbestos remediation of approximately $705,000 primarily from one large job in Buffalo, NY, and an increase in revenue from industrial cleaning of approximately $250,000. Revenues from OP-TECH Avix, Inc. were not material in 2003 or 2002.

Project Costs and Gross Margin

Project costs for the year ended December 31, 2003 decreased 5% to $10,399,088 from $10,916,214 for the year ended December 31, 2002. Project costs as a percentage of revenues decreased to 69% for the year ended December 31, 2003 compared to 72% for the same period in 2002. The gross profit margin for the year ended December 31, 2003 was 31% versus 28% for the year ended December 31, 2002. Project costs paid to St. Lawrence Industrial Services, Inc., a related party, amounted to approximately $1,210,000 in 2003 and $880,000 in 2002.

The increase in the gross margin is due to a substantially lower volume of excavation projects in 2003 compared to 2002. Excavation projects typically produce a lower gross margin as a result of 3rd party trucking and landfill expenses that are treated as a pass-through expense at a specified mark-up. In 2003 the excavation projects that were completed achieved a higher gross margin due to the purchase in December 2002 of four tri-axle dump trucks.

Selling, General, and Administrative Expenses

During the year ended December 31, 2003, selling, general, and administrative ("SG&A") expenses increased 14% to $3,963,069 compared to $3,465,557 reported for the previous year. SG&A expenses were approximately 26% and 23% of sales for the years ended December 31, 2003 and December 31, 2002, respectively.

When comparing 2003 to 2002, the overall increase in operating expenses is due to several factors:

- Payroll expense increased 5% to $1,847,356 when comparing 2003 to 2002. During the fourth quarter of 2002 and the first quarter of 2003, new employees were added in the Albany, Rochester, and Buffalo NY branch offices. Each of these offices added new employees as a result of increased sales volume and long-term growth plans. As is customary in adding new employees, it takes approximately six months for a new employee to meet the company's chargeability goals as set forth in the operating budget.
Therefore, the Company bears additional overhead expense until this time.

- Depreciation expense increased 40% to $444,362 when comparing 2003 to 2002. This increase in depreciation expense is due to field equipment additions totaling approximately $1,517,000 from July 1, 2002 through December 31, 2003.

- Occupancy expense increased 9% to $287,419 when comparing 2003 to 2002. This increase in occupancy expense is primarily due to new, larger branch office and shop space leases in Albany, NY, Plattsburgh, NY and Edison, NJ that have been entered into since October 1, 2002.

- Business insurance increased 26% to $239,840 when comparing 2003 to 2002. This increase in insurance expense is due to the extreme tightening of the insurance market in the United States that has resulted in large premium increases.

Operating Income

As a result of the factors discussed above, for the year ended December 31, 2003, the Company reported operating income of $675,731 compared to $711,281 for the previous year.

Interest Expense

Interest expense increased 14% to $190,707 in 2003 compared to $167,542 in 2002. The increase in interest expense was primarily due to an increase in the average outstanding balance on the revolving loan and long-term debt, due to equipment purchases in 2003, when comparing the year ended December 31, 2003 with the same period in 2002.


Net Income Before Income Taxes

Net income before income taxes amounted to $481,369 in 2003 compared to $553,666 in 2002.


Income Tax Benefit

The Company recorded a net income tax benefit of $1,477,662 in 2003 compared to $0 in 2002. The income tax benefit is primarily due to the recording of a net deferred tax asset in the amount of $1,519,000. Recognition of the deferred tax asset represents recognition of the benefit of the net operating loss carryforwards of the Company. The Company has had four consecutive years of profitability and believes that utilization of these net operating loss carry forward is more likely than not and has recognized the benefit of these carryforwards in 2003. See Note 9 of Notes to Consolidated Financial Statements at Item 15 of this report.


Net Income

Net income for the years ended December 31, 2003 and 2002 was $1,959,031 or $.12 per share basic & diluted, and $553,666, or $.04 per share basic and diluted, respectively.

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


Project Costs and Gross Margin

Project costs for the year ended December 31, 2002 increased 15% to $10,916,214 from $9,466,613 for the year ended December 31, 2001. Project costs as a percentage of revenues increased to 72% for the year ended December 31, 2002 compared to 71% for the same period in 2001. The gross profit margin for the year ended December 31, 2002 was 28% versus 29% for the year ended December 31, 2001. Project costs paid to St. Lawrence Industrial Services, Inc., a related party, amounted to approximately $880,000 in 2002 and $886,000 in 2001.

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

                 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK


Due to the fact that the interest rate associated with the a substantial portion of the Company's revolving line of credit, notes payable and other long-term debt is based on the prime interest rate, the Company is exposed to interest rate risk. If the prime rate increases, the Company's monthly interest payments on its line of credit also increase, which could impact cash flow and net income. Although the Company does not anticipate any material effects from interest rate risk, the Company attempts to keep its outstanding balance on its line of credit as low as possible at all times.

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



                  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The consolidated financial statements of the Company and the report of Dannible & McKee LLP are submitted under Item 15 of this report.






                  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                       ON ACCOUNTING AND FINANCIAL DISCLOSURE


None

                          ITEM 9a - CONTROLS AND PROCEDURES


(a) Disclosure Controls and Procedures.

As of the end of the period covering this Form 10-K, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures". OP-TECH conducted this evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.


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


(b) Changes in Internal Controls.

There have been no changes in OP-TECH's internal controls over financial reporting during the last fiscal quarter of 2003 that has materially affected or is reasonably likely to affect the Company's internal control over financial reporting.

                                 PART III


             ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY


The following table sets forth certain information about the directors of the Company, all of whom were unanimously elected at the Annual Meeting of Stockholders of the registrant on May 14, 2003 for a term of one year.

Each director has served continuously since he was first elected.

The Board of Directors held five meetings during the last calendar year. All of the directors attended more than 75% of the total number of meetings held by the Board of Directors.

                              Year
Name, Age                     First
Principal Occupation         Elected              Certain Other Information


Robert J. Berger (57)
Director and Chairman of the
Board

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




Richard L. Elander (62)
Director

1991

Mr. Elander has served in his present position as a Director since November of 1991. Mr. Elander currently operates his own construction management consulting business, and he has been appointed to the position of Onondaga County Department of Water Environment
Protection Commissioner.

Cornelius B. Murphy, Jr. (59)
Director

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




Steven A. Sanders (58)
Director

1991

Mr. Sanders has served in his present position as a Director since December 1991. Since January 1, 2004, he has been of counsel to the law firm of Rubin, Bailin, Ortoli, Mayer & Baker, LLP. From January 1, 2001 to
December 31, 2003, he was counsel to the law firm of Spitzer & Feldman PC. Mr. Sanders served as a partner in the law firm of Beckman, Millman & Sanders LLP from October 1997 to December 2000.




Christopher J. Polimino (38)
Director

2002

Mr. Polimino was named Chief Executive Officer in
January 2001, and has been President of the Company since January 2000. He has been with the Company since December of 1994 and has previously served as Executive Vice President, General Manager, and
Controller.




George W. Lee (55)
Director

2002

Mr. Lee was elected to the Board in December 2002.  Mr.
Lee co-founded Blasland, Bouck and Lee, Inc., an
Engineering News Record top 100 worldwide engineering and scientific services company in 1984. He served in various capacities in this firm, including Executive VP, Director of Marketing and Director of Health and Safety from 1984 to 1994. Mr. Lee currently serves on the Board of Directors of this company. Since 1984 Mr. Lee has been active as a consultant to new business ventures involved in professional development and wastewater treatment.

AUDIT COMMITTEE

In October of 2002, the Company's Board of Directors formed an Audit Committee (the "Committee"). The members of the Committee are Messrs. Cornelius Murphy, Richard Elander, and George Lee. The Committee operates under a written charter adopted by the Board of Directors. The Committee held 2 meetings during the year ended December 31, 2003. Its duties and responsibilities include the following:

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

The Committee recommended to the Board of Directors the appointment of Dannible & McKee, LLP as the Company's independent accountants for the year 2003, as ratified by shareholders. The Company's independent accountants provided to the Committee the written disclosure required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

Management represented to the Committee that the Company's consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants. The Committee discussed with the independent accountants matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees) as currently in effect. Based on these discussions and reviews, the Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for filing with the Securities and Exchange Commission.

The aggregate fees billed by the Company's independent accounting firm, Dannible & McKee, LLP, for professional services rendered for the audit of the Company's annual financial statements for the year's ended December 31, 2003 and 2002 and the review of the financial statements to be included in the Company's Forms 10-Q for 2004 and 2003 were $28,000 and $24,000, respectively.

As of the date hereof the Board of Directors have not formed either compensation or nomination committees. The Board of Directors as a whole acts in the capacities of these two committees.

The Committee does not have a financial expert. Due to the small size of the Company and lack of financial complexity, the Committee does not anticipate adding a financial expert.

                        EXECUTIVE OFFICERS OF THE COMPANY


Name                           Age                   Position Held

Christopher J. Polimino         38        President and Chief Executive Officer
Charles B. Morgan               50        Chief Operating Officer
Paul Misiaszek                  42        Vice President
Douglas R. Lee                  33        Chief Financial Officer & Treasurer


Mr. Polimino was named Chief Executive Officer ("CEO") in January 2001, and has been President of the Company since January 2000. He has been with the Company since December of 1994 and has previously served as Executive Vice President, General Manager, and Controller.

Mr. Morgan was named Chief Operating Officer ("COO") in August 2002 and has been President of OP-TECH AVIX, Inc since January 2002. Prior to joining OP-TECH, Mr. Morgan served as a Vice President with the firm of Camp, Dresser and McKee, an Engineering News Record top 20, Boston, MA based consulting, engineering, construction and operating firm. Mr. Morgan's 29 year career includes project assignments predominantly with private sector industrial clients completed for major national and international clients.

Mr. Misiaszek was named Vice President in August 2002. He has been with the Company since 1996 and has previously served as Branch Manager. He has a Bachelor of Science degree from the University of Maine and is a Certified Hazardous Materials Manager at the Masters level.

Mr. Lee was named Chief Financial Officer ("CFO") in August 2002 and Treasurer in December 2001, and has been Controller of the Company since March 2001.
Mr. Lee is a Certified Public Accountant in New York State. He previously worked as an Auditor for a public accounting firm from 1993 to 1999, and as Controller for a manufacturing company from 1999 to February 2001.

                       ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth summary information concerning compensation paid or accrued by the Company for services rendered during the last three fiscal years by the Named Executive Officers.

Summary Compensation Table


                        Annual Compensation            Long Term Compensation
                                                         Awards    Payments

Name and                           Other Annual   # of     LTIP     All Other
Principal Position   Year  Salary  Compensation  Options  Payouts  Compensation
------------------   ----  ------  ------------  -------  -------  ------------

Christopher J.
  Polimino           2003 $175,000   $10,000    100,000      -0-       -0-
CEO and President    2002 $135,000   $25,000     75,000      -0-       -0-
                     2001 $110,000   $12,500        -0-      -0-       -0-


Anthony R.
  Pongonis(1)        2002 $106,000       -0-        -0-      -0-       -0-
Executive VP         2001 $111,080       -0-        -0-      -0-       -0-


Charles B. Morgan    2003 $115,000    $5,000     50,000      -0-       -0-
COO                  2002 $100,000       -0-     50,000      -0-       -0-


(1) Anthony Pongonis was terminated on September 30, 2002

The Company has no formal deferred compensation or bonus plans. The Company has adopted an incentive compensation plan.



Option Grants in Last Fiscal Year

The following table sets forth information on option grants in 2003 to the Named Executive Officers:

      Number of   Percent of                         Potential Realized
      Securities  Options                          Value at Assumed Annual
      Underlying  Granted to                         Rates of Stock Price
      Options     Employees Exercise Expiration Appreciation for Option Term(2)
Name  Granted(1)  in Year   $/Share     Date              5%           10%
----- ----------  --------- -------- ----------       ----------     ---------


Christopher J. 100,000  30%  $0.15   November,2013      $9,433       $23,906
  Polimino

Charles B.      50,000  15%  $0.15   November,2013      $4,717       $11,953
  Morgan


(1) All options listed were granted pursuant to the 2002 Omnibus Plan. Option exercise prices were at the market price when granted. The options have a term of 10 years and vest ratably over 3 years.

(2) Potential realizable values are based on assumed annual rates of return specified by the Securities and Exchange Commission. The Company's management cautions shareholders and option holders that such increases in values are based on speculative assumptions and should not inflate expectations of the future value of their holdings.

Aggregated Option Exercises in Last Fiscal Year

                                       (Exercisable/Unexercisable)

                                    Number of securities   Value of Unexercised
      Shares acquired               underlying unexercised in-the money options
Name    on exercise  Value realized   options at year-end       at year-end
----- -------------- -------------- ---------------------- --------------------
Christopher J. 25,000    $2,750            0 / 150,000            $73,500
   Polimino

Charles B.     16,666    $1,833             0 / 83,334            $40,833
   Morgan



Compensation of Directors

Directors of the Company are paid $1,000 for each meeting plus reimbursement for their actual expenses incurred in attending meetings.

                   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                            OWNERS AND MANAGEMENT


The following table sets forth certain information regarding the beneficial ownership of the company's common stock at March 16, 2004 by persons who, to the knowledge of the Board of Directors, beneficially own more than five percent of the outstanding shares of common stock of the Corporation.

All voting power of the Corporation is vested in its common stock. As of the close of business on March 16, 2004, 11,606,045 shares of common stock par value $.01 per share were outstanding. Each share of common stock is entitled to one vote.

Name and Address              Amount and Nature
of Beneficial Owner       of Beneficial Ownership(1)(2)  Percentage of Class(1)
---------------------     -----------------------------  ----------------------

Richard Messina                4,177,851(2)(3)                  33%
40 Fulton Street, 19th Floor
New York, NY 10038

Robert Berger                  1,161,667(4)                      9%
121 Shirley Rd.
Syracuse, NY 13224

Jurg Walker                    1,000,000                         8%
3 Avenue De La Costa
Monaco 98000

Kevin Eldred                     835,000                         7%
1007 Overlook Terrace
Cazenovia, NY 13035


(1) Based upon the sum of (a) 11,606,045 shares of common stock outstanding,
    (b) 581,672 outstanding, unexercised options to purchase shares pursuant to the 2002 Stock Option Plan, and (c) warrants to purchase 480,000 shares issued to Summit Capital Associates, Inc.

(2) All shareholder's directly or beneficially own all shares except for Mr. Messina who owns 1,313,333 shares directly and 2,864,518 shares indirectly.

(3) Includes 480,000 shares issuable upon the exercise of warrants to purchase common stock issued to Summit Capital Associates, Inc.

(4) Includes options to purchase 6,667 shares of Common Stock.

The following table sets forth certain information furnished to the Company regarding the beneficial ownership of the Company's common stock at March 16, 2004 by each director and nominee for election as director and each elective officer. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Name of                      Number of Shares of Common
Beneficial Owner            Stock Beneficially Owned(3)(4)  Percentage of Class
----------------------      ------------------------------  -------------------

Robert J. Berger(1)                  1,161,667                    9%

Richard L. Elander(1)                  419,565                    3%

Steven A. Sanders(1)                    35,352                   <1%

Cornelius B.Murphy, Jr.(1)              11,424                   <1%

Christopher J. Polimino(1)(2)          235,454                    2%

George W. Lee(1)                       176,666                    1%

Charles Morgan(2)                      150,000                    1%

Paul Misiaszek(2)                       55,000                   <1%

Douglas R. Lee(2)                       90,000                   <1%

All Directors as a Group(6 persons)  2,033,461                   16%


(1) Director
(2) Officer
(3) Includes options to purchase shares of common stock:
      Mr. Berger     6,667
      Mr. Elander    6,667
      Mr. Sanders    6,667
      Mr. Murphy     6,667
      Mr. Polimino 150,000
      Mr. GW Lee    10,000
      Mr. Morgan    83,334
      Mr. Misiaszek 43,334
      Mr. DR Lee    76,667

          ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


During 2003, the Company provided approximately $20,000 of remediation, sub-contract support, and project services to subsidiaries of O'Brien & Gere Limited, a shareholder. Services provided to O'Brien & Gere Limited subsidiaries were at competitive rates which were bid on a project by project basis.

Steven A. Sanders, a director of the Company, is of counsel to Rubin, Bailin, Ortoli, Mayer & Baker, LLP, which provides professional services to the Company, and it is anticipated that it will continue to do so.

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by Robert J. Berger, a director of the Company. The costs for these services amounted to approximately $1,210,000 in 2003.

Warrants were issued to Summit Capital Associates, affiliated with Richard Messina, a financial advisor and shareholder, in May 2002 to purchase 480,000 shares of common stock at $0.066 per share, expiring in May 2007.

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees billed by Dannible & McKee, LLP, the Company's principal accountants in the aggregate for each of the last two years were as follows:


                                           2003          2002
                                         --------      --------

         Audit Fees                      $ 28,000      $ 26,000

         Tax Fees                        $  8,750      $    0


There were no other fees billed for services other than those noted above.

The fees for tax services represent fees for compliance related to Federal and state tax return preparation and filing.

The fees for audit and tax services for 2003 were proposed to the audit committee and approved by that committee in an engagement letter. No other services were provided by the accountants that would require approval by the audit committee.

                                    PART IV


                 ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K


                                                                           Page
(a) Financial Statements
    (1) Report of Independent Accountants                                   F-1
        Consolidated Balance Sheets at December 31, 2003 and 2002           F-3
        Consolidated Statement of Operations for the years ended
          December 31, 2003, 2002, and 2001                                 F-4
        Consolidated Statements of Shareholders' Equity for
          the years ended December 31, 2003, 2002, and 2001                 F-5
        Consolidated Statements of Cash Flows for the years ended
          December 31, 2003, 2002, and 2001                                 F-6
        Notes to Consolidated Financial Statements                          F-7

    (2) Schedule II, Valuation and Qualifying Accounts for the Years
          Ended 2003, 2002, and 2001                                       F-18


(b) Exhibits

10.1 Stock Option Plan (1) Incorporated herein by reference to the
     Company's Information Statement filed November 6, 2002
14   Code of Ethics                                                         E-1
21   Subsidiaries of the Company                                            E-2
31   Certifications                                                         E-3
32   Section 1350 Certifications                                            E-5
33   Employment Agreement of Christopher J. Polimino                        E-6

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

                                    OP-TECH Environmental Services, Inc.
                                    (Registrant)

                                     By:/s/ Christopher J. Polimino
                                     Christopher J. Polimino
                                     President and Chief Executive Officer


March 29, 2004


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of March 2004.


/s/ Robert J. Berger
Director and Chairman of the Board
Robert J. Berger

/s/ Richard L. Elander
Director
Richard L. Elander

/s/ Cornelius B. Murphy, Jr.
Director
Cornelius B. Murphy, Jr.

/s/ Steven A. Sanders
Director
Steven A. Sanders

/s/ George W. Lee
Director
George W. Lee

/s/ Christopher J. Polimino
President, Chief Executive Officer and Director
Christopher J. Polimino

/s/ Charles B. Morgan
Chief Operating Officer
Charles B. Morgan

/s/ Paul Misiaszek
Vice President
Paul Misiaszek


/s/ Douglas R. Lee
Chief Financial Officer and Treasurer
Douglas R. Lee

                            Report of Independent Auditors


Shareholders and Board of Directors
OP-TECH Environmental Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of OP-TECH Environmental Services, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OP-TECH Environmental Services, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the financial statements referred to above, we audited the financial schedules listed under Item 15. In our opinion, these financial schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information stated therein.


/s/ Dannible & McKee, LLP
Syracuse, New York

February 6, 2004
(Except for Note 15, as to which the date is March 16, 2004)

                       Report of Independent Auditors

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




/s/ PricewaterhouseCoopers LLP
Syracuse, New York

March 8, 2002

                 OP-TECH Environmental Services, Inc. and Subsidiaries
                              Consolidated Balance Sheets
                               December 31, 2003 and 2002


                                                          2003          2002
                                                       ----------   -----------
Assets

Current assets:
  Cash (Note 4)                                          $58,073        $ -
  Accounts receivable, net (Note 5)                    3,386,795    4,639,731
  Costs on uncompleted projects
    applicable to future billings                        638,513      398,888
  Inventory                                              219,568      172,848
  Current portion of deferred tax asset                   45,500          -
  Prepaid expenses and other current assets, net         281,110      198,201
                                                       ---------    ---------
      Total current assets                             4,629,559    5,409,668

Property and equipment, net (Note 6)                   2,989,827    2,697,608
Deferred tax asset (Note 9)                            1,473,500          -
Other assets                                              31,419       22,863
                                                      ----------   ----------
      Total Assets                                    $9,124,305   $8,130,139
                                                      ==========   ==========

Liabilities and Shareholders' Equity

Current liabilities:
  Outstanding checks in excess of bank balance (Note 4)    $-         $74,662
  Accounts payable                                       864,484    1,863,203
  Billings in excess of costs and estimated
    profit on uncompleted contracts                      716,351      567,423
  Accrued expenses and other current liabilities         368,006      315,909
  Current portion of long-term debt (Note 7)             901,336      556,610
                                                       ---------    ---------
      Total current liabilities                        2,850,177    3,377,807

Long-term debt, net of current portion (Note 7)        1,510,547    1,116,793
Note payable to bank under line of credit (Note 7)     1,744,473    1,896,700
                                                       ---------    ---------
      Total liabilities                                6,105,197    6,391,300
                                                       ---------    ---------
Shareholders' equity:
  Common stock, par value $.01 per share; authorized
    20,000,000 shares; 12,606,045 and 15,318,787
    shares outstanding as of December 31, 2003 and
    2002, respectively                                   126,060      153,188
  Additional paid-in capital                           7,053,848    7,705,482
  Accumulated deficit                                 (4,160,800)  (6,119,831)
                                                      -----------  -----------
      Shareholders' equity, net                        3,019,108    1,738,839
                                                      -----------  -----------
      Total Liabilities and Shareholders' Equity      $9,124,305   $8,130,139
                                                      ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements

                 OP-TECH Environmental Services, Inc. and Subsidiaries
                         Consolidated Statements of Operations
                     Years Ended December 31, 2003, 2002 and 2001

                                               2003        2002        2001
                                           -----------  ----------  ----------

Project billings and services              $15,037,888 $15,093,052 $13,243,081
Project costs                               10,399,088  10,916,214   9,466,613
                                           ----------- ----------- -----------
  Gross margin                               4,638,800   4,176,838   3,776,468


Selling, general and administrative expenses 3,963,069   3,465,557   3,035,129
Provision for impairment of long-lived assets     -           -        300,000
                                             ---------  ----------  ----------
  Operating income                             675,731     711,281     441,339
                                             ---------  ----------  ----------

Other income (expense):
  Interest expense                            (190,707)   (167,542)   (221,046)
  Casualty gain from insurance
    proceeds, net (Note 6)                         -           -       301,881
  Other, net                                    (3,655)      9,927       2,219
                                              ---------   ---------   ---------
                                              (194,362)   (157,615)     83,054
                                              ---------   ---------   ---------

Net income before income taxes                 481,369     553,666     524,393
                                              ---------   ---------   ---------

Income tax (expense) (Note 9)
  Current                                      (26,000)        -       (13,000)
  Deferred                                   1,503,662         -           -
                                             ----------   ---------   ---------
                                             1,477,662         -       (13,000)
                                             ----------   ---------   ---------

  Net Income                                $1,959,031     $553,666    $511,393
                                            ===========   ==========  ==========

Earnings per common share - basic
  and diluted (Note 2)                          $0.12         $0.04       $0.04


The accompanying notes are an integral part of the consolidated financial statements

                 OP-TECH Environmental Services, Inc. and Subsidiaries
                   Consolidated Statements of Shareholders' Equity
                     Years Ended December 31, 2003, 2002 and 2001


                                              Additional
                             Common    Common  Paid-In  Accumulated
                             Shares    Stock   Capital     Deficit      Total
                           ----------  ------  --------  ------------  --------

Balance at December
  31, 2000                11,603,963 $116,040 $7,787,152 $(7,184,890) $718,302

Issuance of 100,000 shares   100,000    1,000      4,000        -        5,000

Net income                      -        -          -        511,393   511,393
                          ----------  -------  ---------  ----------  --------

Balance at December
  31, 2001                11,703,963  117,040  7,791,152  (6,673,497) 1,234,695

Issuance of
  7,999,994 Shares         7,999,994   80,000    308,995        -      388,995

Purchase and Retirement
  of 4,385,170 Shares     (4,385,170) (43,852)  (394,665)       -     (438,517)

Net Income                       -        -          -       553,666    553,666
                          ----------- --------  ---------  ---------  ---------

Balance at
  December 31, 2002       15,318,787  153,188   7,705,482 (6,119,831) 1,738,839

Issuance of 98,328 Shares     98,328      983       4,917      -          5,900

Purchase and Retirement
  of 2,811,070 Shares     (2,811,070) (28,111)   (671,889)     -      (700,000)

Tax Benefit of the Exercise
  of Stock Options              -        -         15,338      -        15,338

Net Income                      -        -            -    1,959,031  1,959,031
                          ---------- ---------- -------- ----------  ---------

Balance at December
  31, 2003               12,606,045 $126,060 $7,053,848 $(4,160,800) $3,019,108
                         ========== ======== ========== ============ ==========




The accompanying notes are an integral part of the consolidated financial statements

                 OP-TECH Environmental Services, Inc. and Subsidiaries
                         Consolidated Statements of Cash Flows
                     Years Ended December 31, 2003, 2002 and 2001


                                                 2003        2002       2001
                                              ----------   --------   --------
Operating activities:
 Net income                                   $1,959,031   $553,666   $511,393
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Bad debt expense                              110,682     12,058    135,999
   Depreciation and amortization                 454,362    317,380    328,220
   Provision for impairment of long-lived assets    -          -       300,000
   Loss on disposal of equipment                  47,790       -         1,167
   Gain on insurance proceeds
    from loss on real property                      -          -      (301,881)
   Common stock issued for services rendered        -          -         5,000
   Provision for deferred income taxes        (1,503,662)      -          -
   (Increase) decrease in operating assets and
    increase (decrease) in operating liabilities:
     Accounts receivable                       1,142,254  (1,766,106)   34,314
     Costs on uncompleted projects
      applicable to future billings             (239,625)     21,227   213,063
     Prepaid expenses, Inventory and
      other assets, net                         (148,185)    (82,615)  108,841
     Billings and estimated profit in excess
      of costs of uncompleted contracts          148,928      26,050   (10,801)
     Accounts payable and other accrued expenses(946,622)    670,275  (317,382)
                                                ---------  ---------  ---------
       Net cash provided by (used in)
        operating activities                   1,024,953    (248,065) 1,007,933
                                               ----------  ---------- ---------

Investing activities:
  Purchases of property and equipment           (577,089)   (727,891) (705,571)
  Insurance proceeds from loss on real property     -           -      308,167
                                               ----------  ---------- ---------

        Net cash used in investing activities   (577,089)   (727,891) (397,404)
                                               ----------  ---------- ---------

Financing activities:
  Proceeds from issuance of common stock, net      5,900     388,995      -
  Purchase of common stock                      (700,000)   (438,517)     -
  Outstanding checks in excess of bank balance   (74,662)     54,003  (184,549)
  Proceeds from notes payable to banks and
   long-term borrowings, net of financing costs 8,944,678 8,665,285 6,382,500 Principal payments on current
   and long-term borrowings                   (8,565,707)(7,745,628)(6,762,911)
                                              ---------- ---------- -----------

        Net cash (used in) provided by
         financing activities                   (389,791)   924,138   (564,960)
                                               --------- ---------- -----------

Increase (decrease) in cash
   and cash equivalents                           58,073    (51,818)    45,569

Cash and cash equivalents
   at beginning of year                             -        51,818      6,249
                                                ---------  ---------  ---------
Cash and Cash Equivalents
   at End of Year                                $58,073       $-      $51,818
                                                =========  =========  =========


Non-cash items:
  Equipment purchased through
    bank and other financing sources            $207,282    $284,831  $155,478
  Non-cash financing of insurance                   -           -      158,174
  Common stock issued for services rendered         -           -        5,000



The accompanying notes are an integral part of the consolidated financial statements

               OP-TECH Environmental Services, Inc. and Subsidiaries
                    Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies

Basis of Presentation
OP-TECH Environmental Services, Inc., headquartered in Syracuse, NY, provides comprehensive environmental services predominately in New York, Western New England, Northern Pennsylvania, New Jersey, and Northern Ohio. The Company performs a wide range of environmental remediation services including industrial cleaning of non-hazardous materials, varying services relating to plant facility closure including demolition and asbestos services, remediation services for sites contaminated by hazardous materials, and emergency spill response services.

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

Revenues recognized in excess of amounts billed are recorded as a current asset. Deferred revenue resulting from billings that exceed costs and estimated profit is reflected as a current liability.

Provisions for estimated losses are made in the period in which such losses are determined.

Normal delays relating to payroll processing and billing compilation typically cause customer invoices relating to services performed in a certain month to be billed in the first two weeks of the following month. Such unbilled amounts at December 31, 2003 and 2002 are included in accounts receivable.


Concentration of Business Risk - Significant Customers
Sales to one customer, other than an affiliated party, amounted to approximately $2,265,000, $5,600,000, and $3,435,000 in 2003, 2002 and 2001,
respectively. Accounts receivable at December 31, 2003 and 2002 include $1,007,000 and $1,350,000 respectively, from this customer.

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


Property and Equipment
Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation of assets including those recorded under capital leases is provided for using the straight-line method over useful lives typically ranging from 3 to 15 years.


Long and Short-Term Debt
The carrying amounts of the Company's short-term collateralized and unsecured borrowing and non-traded variable-rate long-term debt agreements approximate fair value.


Financial Instruments
The Company maintains various financial instruments in the ordinary course of business, which consist of cash, accounts receivable and payable, notes payable, long-term debt and line of credit. The carrying value of the Company's financial instruments approximates their fair value at December 31, 2003 and 2002. The fair values of notes payable and long-term debt are determined using incremental borrowing rates available to the Company for similar types of borrowings. All other financial instruments are short-term in nature and their fair values are based on the amounts that they have been or will be settled for subsequent to the balance sheet date.


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

2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding for the period, which were 15,356,933, 14,273,139, and 11,641,771 for the years ended December 31, 2003, 2002 and 2001, respectively. Basic earnings per share is computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share includes the potentially dilutive effect of common stock equivalents.

Warrants were issued to a financial advisor in May 2002 to purchase 480,000 shares of common stock at $0.066 per share, expiring in May 2007.

In May 2002, a private offering of the Company's common stock was made under Regulation D, Rule 506 of the Securities Act of 1933, as amended. Form D, Notice of sale of securities pursuant to regulation D, was filed with the Securities and Exchange Commission on June 13, 2002. The placement agent of the offering was Benchmark-Pellinore Securities Corp. The offering resulted in the sale of 7,999,994 shares of the Company's common stock at $0.06 per share to twenty-one accredited investors. Gross proceeds from the offering were approximately $480,000. Expenses and fees, including an underwriting commission paid to Benchmark-Pellinore Securities Corp. of $48,000, aggregated approximately $91,000. Net proceeds of the offering were approximately $389,000. Management used the proceeds from the offering to purchase and retire 4,385,170 shares of common stock from the Company's two largest shareholders.

On August 2, 2002, the Company purchased and retired 4,385,170 shares of its common stock from the Company's two largest shareholders. 2,811,070 shares were purchased from M&T Bank for $.10 per share, or $281,107. 1,574,100 shares were purchased from O'Brien & Gere Limited for $.10 per share, or $157,410.

On December 30, 2003, the Company purchased the remaining 2,811,070 shares of its common stock from M&T Bank for $.249 per share, or $700,000.

See Note 15, Subsequent Event.


3. Related Party Transactions

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc. which is owned by a director of the Company. The cost for these services amounted to approximately $1,210,000, $880,000, and $886,000 in 2003, 2002 and 2001, respectively.

A director of the Company is of counsel to Rubin, Bailen, Ortoli, Mayer & Baker, LLP, formerly Spitzer & Feldman PC, which provides professional services to the Company, and it is anticipated that it will continue to do so. The cost for these services amounted to approximately $8,000, $18,000, and $12,000 in 2003, 2002 and 2001, respectively.

The Company purchases technical services and rents certain office and warehouse space from a shareholder and its affiliates. The cost for these services amounted to approximately $1,000, $38,000, and $43,000 in 2003, 2002 and 2001, respectively. Additionally, the Company provided approximately $20,000, $67,000, and $27,000 of remediation, sub-contract support and project services to a shareholder and its affiliates for the years ending
December 31, 2003, 2002 and 2001, respectively.

4. Cash

The Company voluntarily applies all available cash in excess of $25,000 in the Company's operating account to pay down the Company's note payable to bank under line of credit (Note 7) daily. Outstanding checks in excess of bank balance represent the amount of outstanding checks issued in the normal course of business that are in excess of the remaining balance in the Company's operating account.


5. Accounts Receivable

Accounts receivable at December 31, 2003 and 2002 consists of:


                                                     2003         2002
                                                 ----------   ----------

    Accounts Receivable, gross                   $3,573,795   $4,779,731
    Allowance for uncollectible receivables        (187,000)    (140,000)
                                                 -----------  -----------
    Accounts Receivable, net                     $3,386,795   $4,639,731
                                                 ===========  ===========

All customer accounts receivable collateralize the Company's outstanding loans with its primary lender (see Note 7).


6. Property, Plant and Equipment

Property, plant and equipment at December 31, 2003 and 2002 consist of:


                                        2003       2002
                                    ---------  ---------
    Furniture and fixtures            $22,267    $17,011
    Buildings and land                893,190    907,107
    Office machines                   236,884    136,220
    Field equipment                 3,572,180  2,950,548
    Aqueous treatment system          121,728    121,728
                                    ---------  ---------
                                    4,846,249  4,132,614
    Less: Accumulated depreciation (1,856,422)(1,435,006)
                                   ---------- ----------
                                   $2,989,827 $2,697,608
                                   ========== ==========


Depreciation expense approximated $434,000, $314,000, and $327,000 for 2003, 2002 and 2001, respectively.

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

7. Long-Term Debt Obligations

Long-term debt at December 31, 2003 and 2002 consists of:

                                                          2003        2002
                                                       ---------   ----------

Note payable to bank under line of
  credit, Due May 31, 2005. (a)                        $1,744,473  $1,896,700
                                                       ----------  ----------

Term Loans under equipment line of credit, due
  in monthly installment payments aggregating
  $33,748.14, plus interest at prime plus 1.25%
  (5.25% at December 31, 2003).(a)                      1,482,374        -

Term Loan, due in monthly installment payments
  of $12,500, plus interest at prime plus 1.25%
  (5.5% at December 31, 2002).(a)                            -        550,000

Term Loans under equipment line of credit, due in
  monthly installment payments aggregating $13,823,
  including interest at prime plus 1.25%
  (5.5% at December 31, 2002).(a)                            -        649,156

Insurance Financing Note, due in monthly installment
  payments of $31,821, including interest at prime
  plus 1.25% (5.25% at December 31, 2003).(a)             218,833        -

Insurance Financing Note, due in monthly installment
  payments of $24,327, plus interest at prime plus
  1.25% (5.5% at December 31, 2002).(a)                       -        170,289

Stock Purchase Financing Note, due in monthly
  installment payments of $9,722, plus interest at
  prime plus 1.5% (5.5% at December 31, 2003).(a)         350,000          -

Equipment Notes, due in monthly installment payments
  aggregating $5,110 and $4,241 at December 31, 2003
  and 2002, including interest at rates ranging from
  4.9% to 7.5%, collateralized by equipment with
  a carrying value of approximately $145,000 and
  $130,000 at December 31, 2003 and 2002, respectively.   142,613      129,075

Equipment Notes, due in monthly installment payments
  aggregating $8,929 and $5,142 at December 31, 2003
  and 2002, with 0% interest, collateralized by
  equipment with a carrying value of approximately
  $225,000 and $175,000 at December 31, 2003 and 2002,
  respectively.                                           218,063      174,883
                                                        ----------   ----------
                                                        2,411,883    1,673,403
Less: Current portion                                    (901,336)    (556,610)
                                                        ----------   ----------
                                                       $1,510,547    $1,116,793
                                                       ===========   ==========

(a) The Company has entered into financing agreements (the "Agreements") with a lender including a Line of Credit agreement which provides for borrowings up to $2,000,000, with interest at prime plus 1.25%, to be used for working capital and expires on May 31, 2005, unless renewed by the lender.

The Agreements are collateralized by all accounts receivable, inventory and equipment now owned or subsequently acquired. This collateral has a carrying value at December 31, 2003 as follows:


    Accounts Receivable, net of Allowance for Doubtful Accounts   $3,386,795
    Inventory                                                        219,568
    Equipment, net of Accumulated Depreciation                     1,942,468
                                                                  ----------
                                                                  $5,548,831
                                                                  ==========

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

Interest paid amounted to approximately $190,000, $153,000, and $207,000 in 2003, 2002 and 2001, respectively.

Scheduled principal payments on long-term debt for the next five years, not including the note payable to bank under line of credit, are as follows:

      2004  $901,336
      2005   651,807
      2006   563,961
      2007   272,728
      2008    22,051
          ----------
          $2,411,883
          ==========


At December 31, 2003 the Company has outstanding commitments in the form of standby letters of credit in the amount of approximately $90,000 securing various agreements.


8. Operating Lease Obligations

Office facilities and various field equipment are leased under noncancelable operating leases expiring at various dates through 2007. Rent expense incurred under these operating leases amounted to approximately $385,000, $456,000, and $519,000 in 2003, 2002 and 2001, respectively. Future minimum lease payments under noncancelable operating leases are as follows:


      2004     $268,415
      2005      245,195
      2006      148,345
      2007       69,267
      2008       10,286
      Thereafter    -
                -------
               $741,508
               ========

9.  Income Taxes

The following summarizes the income tax (benefit) expense at December 31, 2003, 2002 and 2001:


                  2003      2002      2001
              ---------  --------  ---------
    Current:
      Federal      $-       $-        $-
      State      26,000      -      13,000
               --------  --------  --------
                 26,000      -      13,000

    Deferred (1,503,662)     -         -
              ---------  --------  --------

            $(1,477,662)    $-     $13,000
            ============ ========  ========


In 2003, 2002 and 2001, the difference between the expected tax provision resulting from the application of the federal statutory income tax rate to pre-tax income is due principally to adjustment of the valuation allowance related to recognition of net operating loss carryforwards.

At December 31, 2003, the Company has federal net operating loss ("NOL") carryforwards of approximately $5,448,000 for income tax purposes. The federal net operating loss carryforward expires at various times beginning in 2009 through the year ending December 31, 2019. Income taxes and franchise taxes paid were approximately $12,000 and $13,000 in 2003 and 2002, respectively.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2002, the Company recorded a valuation allowance amounting to the entire net deferred tax asset due to uncertainty as to the ultimate recovery of the assets.

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2003 and 2002 are as follows:

                                             2003        2002
                                        -----------  -----------

  Deferred tax liabilities:
    Depreciation                         $(155,835)      $-
    Accrued expenses                       (27,344)       -
                                         ----------  ----------
                                          (183,179)       -
                                         ----------  ----------
  Deferred tax assets:
    Net operating loss carryforward      2,124,548    2,220,016
    Accounts receivable reserve             72,844       54,472
    Accrued expenses                           -        169,063
    AMT tax credits                          4,787         -
                                         ----------  -----------
                                         2,202,179    2,443,551
                                         ----------  -----------

  Net Deferred tax asset                 2,019,000    2,443,551
  Valuation allowance for deferred assets (500,000)  (2,443,551)
                                         ----------  -----------
    Net deferred tax asset, net
      of valuation allowance            $1,519,000        $-
                                        ===========  ===========


In the fourth quarter of 2003 the Company recognized a portion of the net operating loss carryforwards by reducing the valuation allowance recorded in prior years. The Company believes that it is more likely than not that the taxable income in future years will be sufficient to utilize a portion of these loss carryforwards. Minimum taxable income is anticipated to be approximately $250,000 per year to enable utilization of these losses.

10. Employee Benefit Plan

The Company maintains a defined contribution employee retirement plan ("Retirement Plan") which covers substantially all employees. The Retirement Plan is funded by voluntary employee contributions which are matched by the Company at a designated percentage, and additional contributions by the Company at the discretion of the Board of Directors. Matching contributions made by the Company to the Retirement Plan were approximately $17,000, $16,000, and $26,000 in 2003, 2002 and 2001, respectively. The Company did not make discretionary contributions to the Retirement Plan in 2003, 2002 and 2001.


11. Stock Option Plan

The 2002 Omnibus Plan ("Omnibus Plan") maintained by the Company is intended to promote the growth and general prosperity of the Company by offering incentives to its key employees who are primarily responsible for the growth of the Company and to attract and retain qualified employees. Awards granted under the Plan may be (a) Stock Options which may be designated as Incentive Stock Options intended to qualify under Section 422 of the Internal Revenue Code of 1986, or Nonqualified Stock Options ("NQSO's) not intended to so qualify; (b) stock appreciation rights; (c) restricted stock awards; (d) performance awards; or (e) other forms of stock-based incentive awards.
The shares of stock with respect to which the Awards may be granted shall be the common stock, par value at $0.01, of the Company ("Common Stock"). Shares delivered upon exercise of the Awards, at the election of the Board of Directors of the Company, may be stock that is authorized but previously unissued or stock reacquired by the Company, or both. The maximum number of shares with respect to which the Awards may be granted under the Plan shall not exceed 1,000,000 shares of Common Stock; provided, however, that such number of shares of Common Stock may also be subject to adjustment, from time to time, at the discretion of the Board of Directors of the Company.

Under the Omnibus Plan, on May 21, 2002 the Company granted 335,000 NQSO's. The exercise price of each NQSO equals the market price of the Company's stock on the date of grant ($0.06), and an NQSO's maximum term is 10 years. The NQSO's vest and are exercisable on a three-year vesting schedule.

Under the Omnibus Plan, on February 24, 2003 the Company granted 10,000 NQSO's. The exercise price of each NQSO equals the market price of the Company's stock on the date of grant ($0.10), and an NQSO's maximum term is 10 years. The NQSO's vest and are exercisable on a three-year vesting schedule.

Under the Omnibus Plan, on November 19, 2003 the Company granted 335,000 NQSO's. The exercise price of each NQSO equals the market price of the Company's stock on the date of grant ($0.15), and an NQSO's maximum term is 10 years. The NQSO's vest and are exercisable on a three-year vesting schedule

A summary of the status of the Company's NQSO's granted under the Omnibus Plan as of December 31, 2003 and 2002, and changes during the years ending on those dates follows:


                                                 Shares   Exercise Price

    Outstanding at December 31, 2001                -            -
    Granted May 21, 2002                         335,000       $0.06
    Exercised                                       -            -
    Forfeited                                       -            -
    Expired                                         -            -
                                                ---------   ----------
    Outstanding at December 31, 2002             335,000       $0.06
    Granted February 24, 2003                     10,000       $0.10
    Granted November 19, 2003                    335,000       $0.15
    Exercised                                    (98,328)      $0.06
    Forfeited                                        -           -
    Expired                                          -           -
                                                ---------   ------------
    Outstanding at December 31, 2003              581,672   $0.06 - 0.15
                                                ---------   ------------
    Options exercisable at December 31, 2003      13,339       $0.06
                                                ---------   ------------


The Company applies APB Opinion 25 and related Interpretations in accounting for its Omnibus Plan. Accordingly, no compensation cost has been recognized for the NQSO's granted on May 21, 2002, February 24, 2003 and November 19, 2003. Had compensation cost for the Company's Omnibus Plan been determined based on the fair value at the grant dates for awards under the Omnibus Plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share for the year ended December 31, 2003 would not be materially different from the amounts reported.


12. Commitment and Contingencies

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

13. Financial Information Concerning Segment Reporting

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

Segment data for the year ended December 31, 2003 follows:


                                         OP-TECH       AVIX       Total
                                       -----------   --------  ------------

  Project billings and services
    to external customers              $14,944,051   $93,837   $15,037,888
  Intersegment project billings
    and services                              -          -            -
                                       -----------  ---------  -----------
  Total Project billings and services  $14,944,051   $93,837   $15,037,888
                                       -----------  ---------  -----------

  Operating earnings (loss)               $713,164  $(37,433)     $675,731
  Interest expense                        (178,846)  (11,861)     (190,707)
  Other income, net                         (3,655)      -          (3,655)
                                        -----------  ---------  -----------
  Earnings (loss) before income taxes      $530,663 $(49,294)     $481,369
                                        -----------  ---------  -----------

  Total assets                           $7,658,452  $27,565    $7,686,017
  Depreciation and amortization             443,125    1,237       444,362
  Capital expenditures                      750,299      -         750,299


Segment data for the year ended December 31, 2002 follows:

                                         OP-TECH       AVIX       Total
                                       -----------   --------  ------------

  Project billings and services
    to external customers              $15,081,710   $11,342   $15,093,052
  Intersegment project billings
    and services                              -          -            -
                                       -----------  ---------  -----------
  Total Project billings and services  $15,081,710   $11,342   $15,093,052
                                       -----------  ---------  -----------

  Operating earnings (loss)               $903,670  $(192,389)     $711,281
  Interest expense                        (159,733)    (7,809)     (167,542)
  Other income, net                          9,927        -           9,927
                                        -----------  ---------  -----------
  Earnings (loss) before income taxes      $753,864 $(200,198)     $553,666
                                        -----------  ---------  -----------

  Total assets                           $8,114,089  $16,050    $8,130,139
  Depreciation and amortization             316,143    1,237       317,380
  Capital expenditures                    1,006,777    5,945     1,012,722

14. Two-Year Selected Quarterly Financial Data (Unaudited)

                                     Year Ended December 31, 2003

                               Quarter   Quarter    Quarter     Quarter
                                Ended     Ended      Ended       Ended
                              March 31   June 30    Sept 30     Dec 31
                              --------   -------   ---------   ---------
Project billings             $3,316,218 $4,170,620 $3,794,519 $3,756,531
Gross margin                  1,044,539  1,202,234  1,212,228  1,179,799
Net income (loss)               (84,767)   229,851    179,897  1,634,050
Net income (loss) per
  share (basic and dilutive)     $(0.01)     $0.02      $0.01      $0.10

In the fourth quarter of 2003 the Company reduced the valuation allowance related to deferred tax assets recorded in prior years by $1,943,551. See
Note 9.



                                     Year Ended December 31, 2002

                               Quarter   Quarter    Quarter     Quarter
                                Ended     Ended      Ended       Ended
                              March 31   June 30    Sept 30     Dec 31
                              --------   -------   ---------   ---------
Project billings             $3,080,364 $3,644,734 $3,728,173 $4,639,781
Gross margin                    918,727    965,984  1,149,473  1,368,468
Net income                        2,133    138,038    194,368    219,127
Net income per
  share (basic and dilutive)     $0.00     $0.01      $0.01      $0.02


15. Subsequent Event

On March 16, 2004 the Company purchased and retired 1,000,000 shares of its common stock from O'Brien & Gere Limited for $.25 per share, or $250,000. The purchase was financed with a note payable to the Company's primary lender in monthly installments through February 2009.

                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                     Balance at                      Balance at
                                     Beginning                         End of
Description                          of Period  Additions  Deductions  Period
----------------------------------   ---------  ---------  ----------  -------

YEAR ENDED DECEMBER 31, 2003

Reserves deducted from assets to
  which they apply:
    Doubtful accounts receivable     $140,000   $110,682    $63,682(a) 187,000
    Valuation allowance for
      deferred assets              $2,443,551      $-    $1,943,551   $500,000

YEAR ENDED DECEMBER 31, 2002
Reserves deducted from assets to
  which they apply:
    Doubtful accounts receivable     $194,782    $43,805    $98,587(a) $140,000
    Valuation allowance for
      deferred assets              $2,547,663      $-      $104,112  $2,443,551

YEAR ENDED DECEMBER 31, 2001
Reserves deducted from assets to
  which they apply:
    Doubtful accounts receivable     $149,346   $135,999    $90,563(a) $194,782
    Valuation allowance for
      deferred assets              $3,052,710       $-     $505,047  $2,547,663

(a) Doubtful accounts written off and adjustments.

                EXHIBIT 14 - CODE OF ETHICS FOR SENIOR OFFICERS

The Company's CEO, COO and CFO hold important and elevated roles in corporate governance. They are uniquely capable and empowered to ensure that the shareholder's and Company's interests are protected and preserved.

This Code of Ethics provides principles to which these officers are expected to adhere and which they are expected to advocate.

This Code of Ethics has been approved by the Audit Committee.

Any change to this Code of Ethics and any explicit or implicit waiver from it for these officers may be made only with the approval of the Audit Committee and will be appropriately disclosed in accordance with applicable law and regulations. Violations may subject these officers to disciplinary action including termination of employment.

The CEO, COO and CFO will:

1. act with honesty and integrity, including ethically handling actual or apparent conflicts of interest between their personal, financial or commercial interests and their responsibility to the Company;

2. make full, fair, accurate, timely and understandable disclosure in all reports and documents that the Company files with or submits to shareholders, government authorities and stock exchanges or otherwise makes public;

3. act on good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing their independent judgment to be subordinated;

4. respect the confidentiality of information acquired in the course of their work except when authorized or otherwise legally obligated to disclose and not use such confidential information for personal advantage;

5. comply with all laws and regulations applicable to the Company's businesses and to the Company's relationship with its shareholders;

6. report known or suspected violations of this Code of Ethics to the Audit Committee, and

7. ensure that their actions comply not only with the letter but the spirit of this Code of Ethics and foster a culture in which compliance with the law and the Company's policies is at the core of the Company's activities.

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


1. OP-TECH AVIX, Inc. (NY)

2. OP-TECH Environmental Services, Ltd. (Canada)

                         EXHIBIT 31 - CERTIFICATIONS

Certification of Chief Executive Officer

I, Christopher J. Polimino, certify that:

1. I have reviewed this annual report on Form 10-K of OP-TECH Environmental Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a - 15f and 15d - 15f) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: March 29, 2004
/s/ Christopher J. Polimino
Christopher J. Polimino
President and Chief Executive Officer

Certification of Chief Financial Officer

I, Douglas R. Lee, certify that:

1. I have reviewed this annual report on Form 10-K of OP-TECH Environmental Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a - 15f and 15d - 15f) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting.

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


Date: March 29, 2004
/s/ Douglas R. Lee
Douglas R. Lee
Chief Financial Officer and Treasurer

                  EXHIBIT 32 - SECTION 1350 CERTIFICATIONS


       Certifications Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


I, Christopher J. Polimino, President and Chief Executive Officer of OP-TECH Environmental Services, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 29, 2004
/s/ Christopher J. Polimino
Christopher J. Polimino
President and Chief Executive Officer




I, Douglas R. Lee, Chief Financial Officer and Treasurer of OP-TECH Environmental Services, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 29, 2004
/s/ Douglas R. Lee
Douglas R. Lee
Chief Financial Officer and Treasurer

           EXHIBIT 33 - EMPLOYMENT AGREEMENT OF CHRISTOPHER J. POLIMINO

THIS AGREEMENT, made as of the 1St day of January, 2003 by and between OP-TECH ENVIRONMENTAL SERVICES, NC., a Delaware corporation (hereinafter referred to as the "Company") and CHRISTOPHER POLIMINO (of 8817 Waterview Circle, Cicero New York 13039) (hereinafter referred to as the "Executive").

WITNESSETH:

In consideration of the mutual covenants herein contained, the parties hereto agree as follows:

1. EMPLOYMENT The Company hereby employs Executive as President and chief executive officer of the Company, subject only to the direction and control of the Company's Board of Directors and no other person, and in such executive and managerial capacities not inconsistent therewith as may be determined by or under the authority of its Board of Directors, and Executive hereby accepts such employment by the Company. During the period of his employment hereunder, Executive shall devote his entire business time attention to the business of the Company, not engaging in any outside business activities requiring the devotion by him of such time and attention as shall materially interfere with the performance of his duties hereunder (except to the extent prohibited and permitted by Section 8 hereof). The Executive is permitted to participate in charitable and trade association activities.

Executive agrees to serve the Company faithfully and to the best of his ability under the direction and control of the Board of Directors of the Company. The services to be rendered by Executive as chief executive officer shall be rendered primarily in Syracuse, New York, or in such other place within the continental United States where, with the consent of the Executive, the principal executive offices of the Company are located.

2. TERM The term of this Agreement shall commence as of the date hereof and shall terminate on December 31, 2004, unless sooner terminated as hereinafter provided. Thereafter this Agreement shall be automatically renewed on a year-to-year basis unless either party elects not to renew this Agreement upon not less than thirty (30) days written notice to the other, prior to the end of the Employment Period or any renewal term thereafter.

3. COMPENSATION The Company shall pay Executive and Executive shall accept from the Company in full payment for any and all services rendered by him hereunder, including, without limitation, all services as an officer and or director of the Company, its subsidiaries and/or parent corporation, a salary at an annual rate of One Hundred Seventy Five Thousand Dollars ($175,000) for the term of this Agreement, payable in accordance with the customary payroll practices of the Company (but not less often than monthly), which salary shall be payable from the date hereof.

4. VACATION AND FRINGE BENEFITS Executive shall be entitled to paid vacations during the term hereof to be taken at such time or times and for such duration as he shall determine, not to exceed four (4) weeks in any twelve (12) month
period.   All so-called "fringe benefits" in the nature of pension plans, profit sharing plans, hospitalization insurance, health and accident insurance, disability insurance, and the like which may be provided by the Company for its executive employees during the tenure of employment, will be extended to Executive on a basis comparable to that provided for other executives whose salary and responsibilities are comparable to Executive and for which Executive qualifies.

5. TERMINATION FOR CAUSE

(a) Except as otherwise specifically provided herein, the Company shall have the right to terminate Executive's employment hereunder only for cause, as such term is defined. For purposes of this Agreement, the term "cause" shall mean
(i) fraud, misappropriation, embezzlement or intentional and material damage to property of the Company, (ii) chronic addiction to alcohol or narcotic drugs or narcotic stimulants, and (iii) material breach by Executive of the provisions of this Agreement and failure to cure such breach within five (5) days after receipt of written notice thereof.

(b) Anything in this Agreement to the contrary notwithstanding, Executive may terminate this Agreement by written notice to the Company if the Company should (a) materially breach the provisions of this Agreement and shall fail to cure such breach within five (5) days after receipt of written notice thereof (b) a change in control of the Company as defined in paragraph 12 or
(c) for Good Reason as defined in paragraph 13.

6. OTHER TERMINATION

(a) In the event of the death of Executive during the term of this Agreement, this Agreement shall terminate on the date of death.

(b) If, during the term of this Agreement, Executive contracts an illness or other injury which prevents performance by him of his duties as chief executive officer for (i) a consecutive period of six (6) months or more, or (ii) an aggregate period of nine (9) months or more in any twelve (12) month period, then the Company, at its option, may at any time thereafter terminate this Agreement by serving ten (10) days' notice thereof on Executive and this Agreement shall terminate and come to an end upon the date set forth in said notice as if such date were the termination date of this Agreement, provided, however, that if prior to the date specified in such notice, Executive's illness or incapacity shall have been terminated and he is physically and mentally able to perform his duties as chief executive officer and shall have taken up and be performing such duties on a full-time basis, he shall be entitled to resume employment hereunder as though such notice had not been given.

(c) During the period from the commencement of said disability until termination of this Agreement as in this Section 6 provided, Executive shall continue to be paid in full by the Company in accordance with the provisions of Section 3 of this Agreement, except that the Company shall deduct from Executive's aggregate compensation as therein provided an amount equal to any disability insurance payments received by Executive for such period pursuant to disability insurance policies paid for and maintained by the Company for the benefit of Executive.

7. LIMITATIONS ON COMPENSATION   Upon termination of this Agreement in
accordance with the provisions of paragraph 5(a) hereof, Executive shall receive no further compensation hereunder (other than accrued benefits under pension and profit sharing plans, if any) and shall be completely relieved of his position as chief executive officer of the Company and any other position and/or office he holds in the Company, its subsidiaries and its parent.

8. PROHIBITED ACTIVITIES During his employment hereunder, Executive, without the prior authorization by formal action of the Board of Directors of the Company, shall neither invest directly or indirectly in any corporation, partnership, sole proprietorship or other entity which supplies goods or services to the Company or to any of its subsidiaries and/or affiliates nor shall Executive, directly or indirectly, individually or as an employee, partner, shareholder, director, officer or investor (whether by way of debt or equity investment) of, or in any partnership, corporation, firm, association, enterprise or other entity, engage, in the United States of America or in Canada, in the environmental services business. As used herein, the term "environmental services business" shall mean the business that is conducted currently by the Company or is engaged in by the Company at any time during the term of Executive's Employment with the Company; except that the Executive may invest in any publicly held corporation whose stock is listed on a national stock exchange or is regularly traded in the over-the-counter market, provided that such investment and the investment of Executive's wife and Executive's children, during their respective minorities, and trusts for such minor children during their respective minorities, shall not exceed in the aggregate one (1%) percent of the issued and outstanding capital stock of such corporation; and further provided that Executive's, Executive's wife and Executive's minor children's only relationship with or to any such corporation is that of a stockholder.

9. CONFIDENTIAL INFORMATION Executive will not at any time either during the term of this Agreement or thereafter, except as authorized by the Company for its benefit, divulge, furnish or make accessible to any person, firm, corporation or other entity any information not otherwise publicly available which he presently possesses or which he my obtain during the course of his employment with respect to the business, products, customers and affairs of the Company, or trade secrets, developments, know-how, mailing lists, methods or other information and data pertaining to the Company's practices, processes, equipment, products, developments or business or any confidential or secret aspect of the business of the Company and/or any subsidiary or parent of the Company, and that all such matters and information shall be kept strictly and absolutely confidential. Executive, upon the termination of his employment, irrespective of time, manner or cause of termination will surrender and deliver to the Company all lists, including, without limitation, mailing lists, books, records and data of every kind relating to or in connection with the customers and business of the Company and/or any subsidiary or affiliate of the Company, and all property belonging to the Company and/or any subsidiary or affiliate of the Company.

10. INTELLECTUAL PROPERTIES The Executive shall communicate, disclose, make known and assign to the Company, all knowledge possessed by him relating to any methods, developments, inventions, discoveries and/or improvements, whether patented, patentable or unpatentable which is used in or is related to the business of the Company, from the time of entering upon employment until the termination thereof, and whether acquired or conceived of by the Executive before or during the term hereof. The Executive shall also, on request, execute patent applications based on such methods, developments, inventions, discoveries and/or improvements including any other instrument deemed necessary by the Company for the prosecution of such patent applications or the acquisition of Letters Patent in this and any foreign countries.

11. COVENANT NOT TO COMPETE In the event that Executive is terminated for cause or Executive voluntarily leaves his employment prior to the expiration of the term of this Agreement (other than pursuant to Section 13 hereof) or Executive elects not to renew this Agreement under Section 2 hereof, Executive covenants and agrees that for a period of one (1) year after he ceases to be employed by the Company, he, as a proprietor, partner, investor, shareholder, director, officer, employee, consultant, independent contractor or otherwise, will not, directly or indirectly, solicit business from the Company's customers, or directly or indirectly, solicit for employment any of the Company's employees or otherwise engage in the environmental remediation business as then conducted by the Company in regions seven and six as designated by the New York Department of Environmental Protection. For purposes of this paragraph, the term "customers" means all Persons to whom or to which the Company has sold any product or service whether or not for compensation within a period of three (3) years prior to the time Executive ceases to be employed by the Company. For purposes of this Section of the Agreement, the term "Persons" means any individual, corporation, partnership, limited liability company or other entity.

12. CHANGE IN CONTROL-DEFINITION In the event of a change in control of the Company, as defined herein, benefits will be paid to Executive in accordance with Section 13 below. For the purposes of this Agreement, a "change in control of the Company" shall mean a change in control of the nature that would be required to be reported in response to Item 6(e) of schedule
14A of Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"); provided that, without limitation, such a change in control shall be deemed to have occurred (i) if any "person" (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) after the date hereof becomes the beneficial owner, directly or indirectly by acquisition, or otherwise, of securities of the Company representing fifty (50%) percent or more of the combined voting power of the Company's then outstanding securities; or (ii) during any period of two consecutive years, individuals who at the beginning of such period constituting the Board of Directors of the Company cease for any reason to constitute at least a majority thereof, unless the election, or the nomination for election by the Company's shareholders, of each new director was approved by a vote at least two-thirds of the directors then still in office who were directors at the beginning of the period.

13. CHANGE OF CONTROL-GOOD REASON TERMINATION

(a) In the event of a change in control of the Company as described in Section 12 hereof shall have occurred, Executive shall be entitled within one (1) year after the occurrence of a change in control of the Company to terminate his employment for Good Reason. For purposes of this Agreement, "Good
Reason" shall mean:

 (i) without Executive's written consent, the assignment to Executive of any duties inconsistent with Executive's positions, duties, responsibilities and status with the Company immediately prior to a change in control, except in connection with termination of Executive's employment for cause or disability or as a result of Executive's death or by Executive other than for Good Reason;

 (ii) a reduction by the Company in Executive's base salary with the Company as in effect on the date hereof or as the same may be increased from time to time;

 (iii) the Company requiring Executive to be based anywhere other than the offices at which Executive was based immediately prior to a change in control except for required travel on Company business to an extent substantially consistent with Executive's present business travel obligations, or, in the event Executive consents to such relocation, the failure by the Company to pay (or reimburse Executive for) all reasonable moving expenses incurred by Executive relating to a change of Executive's principal residence in connection with such relocation and to indemnify Executive against any loss (defined as the difference between the actual sale price of such residence and the highest of a (a) Executive's aggregate investment in such residence, or (b) the fair market value of such residence by the average of two real estate appraisers, one of which is to be designated by Executive and the other by the Company realized in the sale of Executive's principal residence in connection with any such change of residence);

 (iv) the failure by the Company to continue in effect any material benefit or compensation plan, stock option plan, pension plan, life insurance plan, medical and dental plan, personal accident plan or disability plan in which Executive is participating at the time of a change in control of the Company (or plans providing Executive with substantially similar benefits) (the "Plans"), taking of any action by the Company which would adversely affect Executive's participation in or materially reduce Executive's benefits under any such Plans or deprive Executive of any material fringe benefit enjoyed by Executive at the time of the change in control (including, but not limited to, use of a company car), or the failure by the Company to provide Executive with the number of paid vacation days to which Executive is then entitled on the basis of years of service with the Company in accordance with the normal vacation policy of the Company in effect on the date hereof, or if the Company should materially breach the provisions of this Agreement and shall fail to cure such breach within five (5) days after receipt of written notice thereof.

(b) Any termination by Executive pursuant to this Section 13 shall be communicated by written Notice of Termination to the Company. For purposes of this Agreement, a "Notice of Termination" shall mean a notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provisions so indicated.

(c) "Date of Termination" shall mean the date specified in the Notice of Termination; provided that if within thirty (30) days after any Notice of Termination is given by the Executive, the Company notifies the Executive that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding and final arbitration award or by a final judgment, order of decree of a court of competent jurisdiction (the time for appeal therefrom having expired and no appeal having been perfected).

(d) If Executive shall terminate his employment for Good Reason, or this agreement is terminated by the Company for other than "cause", then the Company shall pay Executive as a severance in a lump sum on the fifth day following the Date of Termination, the following amounts:

 (i) Executive's full base salary through the Date of Termination at the rate in effect at the time the Notice of Termination is given and an amount equal to the amount, if any, of the deferred portion of any awards which pursuant to the Plans have accrued to Executive whether vested or unvested, but which have not yet been paid to Executive;

 (ii) in lieu of any further salary payments to Executive for periods, subsequent to the Date of Termination, an amount equal to the product of (a) the sum of (a) Executive's annual base salary at a rate in effect as of the Date of Termination and the greater of (b) the amount awarded to Executive under the Annual Incentive Bonus Plan for the performance year most recently ended (whether or not fully paid) or the mean average amount of bonus awarded to Executive under the Annual Incentive Bonus Plan during the two
(2) years most recently ended (whether or not fully paid), multiplied by three
(3); and

 (iii) the Company shall also pay all relocation and indemnity payments as set forth in Section 13 hereof, and all legal fees and expenses incurred by you as a result of such termination (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement).

(e) The Company shall maintain in full force and effect, for the continued benefit of Executive, all employee benefit plans and programs or arrangements in which Executive was entitled to participate immediately prior to the Date of Termination, including but not limited to any life insurance policies or death benefit agreements or arrangements under the Company deferred compensation plan, provided that Executive's continued participation is possible under the general terms and provisions of such plans and programs, or the laws applicable thereto, until the earlier of (a) three (3) years after the Date of Termination or (b) such time as Executive secures new full time employment and comparable benefits pursuant to that employment have commenced. In the event that Executive's participation in any such plan or program is barred, the Company shall arrange to provide Executive with benefits substantially similar to those which Executive would have been entitled to receive under such plans and programs had Executive remained employed by the Company. At the end of the period of coverage, Executive shall have the option to have assigned to Executive at no cost and with no apportionment of prepaid premiums, any assignable insurance policy owned by the Company and relating specifically to Executive.

(f) With respect to the 401(k) Plan, the benefit to which Executive shall be entitled under this Section 13 shall be a lump sum cash payment equal to one
(1) times the amount of matching contribution paid by the Company during the calendar year immediately preceding Executive's Date of Termination.

(g) Executive shall not be required to mitigate the amount of any payment provided for in this paragraph 13 by seeking other employment or otherwise, nor shall the amount of any payment provided for in this paragraph 13 be reduced by the Company after the Date of Termination, or otherwise, except as specifically provided in subparagraph (e) above.

(h) If the Executive's employment is terminated due to (i) the occurrence of a change of control of the Company or a change in control occurs within one year the occurrence of a change in control of the Company after the employment or the Executive is terminated; then (A) the Company shall pay to the Executive in a lump sum payment on the effective date of the termination of the Executive's Employment (the "Termination Date") an amount equal to the sum of three times the Executive's annualized includible compensation for the base period, as such may be defined in ss.280G of the Internal Revenue code of 1986, as amended (or the regulations promulgated thereunder) (the "Code") minus one dollar (it being the intent of this provision that the Executive receive the maximum compensation payable under the Code in such circumstances that is deductible to the Company and which doe not trigger the excise tax contemplated by the Code for excess parachute payments

(i) In the event of any termination other than "for cause" or by the Executive for other than Good Reason, the Company shall transfer ownership of the automobile provided to the Executive free and clear of all liens and encumbrances, without cost subject to the providing to the Executive W-2 or 1099 form in the amount of the fair market value.


14. ENTIRE AGREEMENT This Agreement constitutes the entire Agreement between the parties with respect to the subject matter hereof and there are no terms other than those contained herein. No variation hereof shall be deemed valid unless in writing and signed by the parties hereto and no discharge of the terms hereof shall be deemed valid unless by full performance by the parties hereto or by a writing signed by the parties hereto. No waiver by the Company or the Executive of any breach by the Executive or the Company of any provision or condition of this Agreement by him or it to be performed shall be deemed a waiver or similar or dissimilar provisions or conditions at the same or any prior or subsequent time.


15. NOTICES All notices and other communications hereunder shall be in writing and shall be deemed to have been duly given if delivered personally, delivered by overnight courier or when mailed, postage prepaid by certified mail, as follows (or to such changed address of which notice shall have been given in the manner herein provided):

To Executive:

Christopher Polimino
8817 Waterview Circle
Cicero, New York  13039


With a copy to:
Francis D. Stinziano
Devorsetz Stinziano Gilberti Heintz & Smith, P.C.
555 East Genesee Street
Syracuse, New York  13202


To Company:

Op-Tech Environmental Services, Inc.
6392 Deere Road
Syracuse, New York  13220-2158
Attention:  Bob Berger

With a Copy to:

Mackenzie Hughes, LLP
101 South Salina Street
P.O. Box 4967
Syracuse, New York  13221-4967
Attention:  Edward J. Moses

16. BINDING AGREEMENT This Agreement shall be binding upon and inure to the benefit of the parties hereto and the successors of the Company. This Agreement shall not be assignable by either party. The provisions contained in Sections 8, 9, 10, 11 and 15 hereof shall survive the termination.

17. GOVERNING LAW This Agreement shall be governed in all respects by the laws of the State of New York, where this Agreement was executed and delivered, without giving effect to principles of conflicts of law.

18. COUNTERPARTS This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same Agreement.

19. PARAGRAPH HEADINGS. Headings and subheadings herein are for convenience of reference only and are not of substantive effect.


IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.


Op-Tech Environmental Services, Inc.


By:  /S/ Robert Berger
         Robert Berger

     /S/ Christopher J. Polimino
         Christopher Polimino

<END>