Form 10-Q
period 2004-03-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2004-05-03
CIK 858748

Securities and Exchange Commission
                         Washington, DC 20549

                              FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 2004

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

                              Yes   or  No X

                 APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2004: 11,609,378

      OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

                                   INDEX


PART I.    FINANCIAL INFORMATION                                    Page No.


  Item 1.  Financial Statements

           Consolidated Balance Sheets
           -March 31, 2004 (Unaudited) and December 31, 2003 (Audited)       3

           Consolidated Statements of Operations
           -Three months ended March 31, 2004 and March 31, 2003 (Unaudited) 4

           Consolidated Statements of Cash Flows
           -Three months ended March 31, 2004 and March 31, 2003 (Unaudited) 5

           Notes to Consolidated Financial Statements (Unaudited)           6-9


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            10-13


  Item 3.  Quantitative and Qualitative Disclosure About Market Risk        14


  Item 4.  Controls and Procedures                                          15


PART II.   OTHER INFORMATION                                                16

           SIGNATURES                                                       17

           CERTIFICATIONS                                                   18

ITEM #1 FINANCIAL STATEMENTS                     PART I  FINANCIAL INFORMATION



        OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                     (UNAUDITED)
                                                       March 31,   December 31,
                                                         2004          2003
                                                      ----------   ------------
                     ASSETS

Current Assets:
   Cash                                                   $-         $58,073
   Accounts receivable (net of allowance for
     doubtful accounts of approximately $180,000
     and $187,000, respectively)                       2,851,620   3,386,795
   Costs on uncompleted projects applicable
     to future billings                                  632,603     638,513
   Inventory                                             177,377     219,568
   Current portion of deferred tax asset                  45,500      45,500
   Prepaid expenses and other current assets, net        291,215     281,110
                                                       ---------   ---------
        Total Current Assets                           3,998,315   4,629,559

Property and equipment, net                            3,265,848   2,989,827
Deferred tax asset                                     1,525,500   1,473,500
Other assets                                              28,919      31,419
                                                       ---------   ---------
        Total Assets                                  $8,818,582  $9,124,305
                                                      ==========   =========


         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                    $630,100     $864,484
   Billings in excess of costs and estimated profit
     on uncompleted projects                            644,212      716,351
   Accrued expenses and other current liabilities       196,890      368,006
   Current portion of long-term debt                    920,114      901,336
                                                       --------   ----------
        Total Current Liabilities                     2,391,316    2,850,177

Long-term debt, net of current portion                1,916,220    1,510,547
Note payable to bank under line of credit             1,836,503    1,744,473
                                                      ---------   ----------
        Total Liabilities                             6,144,039    6,105,197
                                                      ---------   ----------

Shareholders' Equity:
   Common stock, par value $.01 per share;
     authorized 20,000,000 shares; 11,609,378
     and 12,606,045 shares issued and outstanding
     as of March 31, 2004 and December 31, 2003,
     respectively                                       116,094      126,060
   Additional paid-in capital                         6,814,147    7,053,848
   Accumulated deficit                               (4,255,698)  (4,160,800)
                                                     -----------  -----------
        Total Shareholders' Equity                    2,674,543    3,019,108
                                                     -----------  -----------

        Total Liabilities and Shareholders' Equity   $8,818,582   $9,124,305
                                                     ==========   ===========


The accompanying notes are an integral part of the consolidated financial statements.

ITEM #1 FINANCIAL STATEMENTS                     PART I FINANCIAL INFORMATION



      OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                     March 31,     March 31,
                                                       2004          2003
                                                   ------------  ------------

Project billings and services                      $3,262,062    $3,316,218

Project costs                                       2,167,776     2,271,679
                                                   ----------    ----------

Gross margin                                        1,094,286     1,044,539
                                                   ----------    ----------

Operating expenses:
  Payroll expense and related payroll taxes
     and benefits                                     637,226       589,404
  Depreciation                                        133,574       101,509
  Professional Services                               104,877        97,168
  Occupancy                                            98,108        97,377
  Office Expense                                       74,369        70,258
  Business Insurance                                   66,285        52,933
  Telephone                                            39,669        36,343
  Other expenses, net                                  44,965        36,052
                                                    ----------    ----------
                                                    1,199,073     1,081,044
                                                    ----------    ----------

Operating income (loss)                              (104,787)      (36,505)
                                                    ----------    ----------

Other income and (expense):
  Interest expense                                    (42,103)      (45,068)
  Other, net                                               (8)       (3,194)
                                                    ----------    ----------
                                                      (42,111)      (48,262)
                                                    ----------    ----------

Net income (loss) before income taxes                (146,898)      (84,767)

Income tax benefit (expense)                           52,000           -
                                                    ----------     ----------

Net income (loss)                                    $(94,898)      $(84,767)
                                                    ==========    ===========


Earnings per common share:
    Basic and diluted                                 $(0.008)      $(0.006)

Weighted average shares outstanding:
    Basic                                          12,419,305      15,318,787
    Diluted                                        12,419,305      15,318,787


The accompanying notes are an integral part of the consolidated financial statements.

ITEM #1 FINANCIAL STATEMENTS                     PART I FINANCIAL INFORMATION

       OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                      March 31,      March 31,
                                                        2004            2003
                                                     -----------   -----------

Operating activities:
 Net income (loss)                                     $(94,898)      $(84,767)
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Bad debt expense                                       1,875         26,311
   Depreciation and amortization                        136,075        107,958
   Provision for deferred income taxes                  (52,000)           -
   (Increase) decrease in operating assets and
    increase (decrease) in operating liabilities:
     Accounts receivable                                533,300      1,205,368
     Costs on uncompleted projects applicable to
      future billings                                     5,910         (1,538)
     Billings and estimated profit in excess of costs
      on uncompleted contracts                          (72,139)       (42,219)
     Prepaid expenses, inventory and other assets        32,086         45,511
     Accounts payable and accrued expenses             (405,500)    (1,076,093)
                                                     -----------    -----------
        Net cash provided by operating activities        84,709        180,531
                                                     -----------    -----------

Investing activities:
 Purchase of property and equipment                    (409,595)      (138,850)
                                                     -----------    -----------
        Net cash used in investing activities          (409,595)      (138,850)
                                                     -----------    -----------

Financing activities:
 Proceeds from issuance of common stock                     333            -
 Purchase of common stock                              (250,000)           -
 Proceeds from note payable to bank and current
   and long-term borrowings, net of financing costs   2,525,204      2,376,000
 Principal payments on current and long-
   term borrowings                                   (2,008,723)    (2,417,681)
                                                     -----------    -----------
        Net cash provided by (used in)
           financing activities                         266,813        (41,681)
                                                     -----------    -----------

Increase (decrease) in cash                             (58,073)           -

Cash at beginning of period                              58,073            -
                                                      ----------    -----------

Cash at end of period                                    $-              $-
                                                      ==========    ===========


Non-cash item
   Equipment purchased through bank and other
      financing sources                                  $-           $104,777


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

The balance sheet at December 31, 2003 has been derived from the audited balance sheet included in the Company's annual report on Form 10-K for the year ended December 31, 2003.


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


3. Related Party Transactions

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company. The costs for these services amounted to approximately $133,000 and $361,000 for the three months ended March 31, 2004 and 2003, respectively.

4. Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share includes the potentially dilutive effect of common stock equivalents, which include outstanding options under the Company's Stock Option Plan and warrants that were issued to a financial advisor in May 2002 to purchase 480,000 shares of common stock at $0.066 per share, expiring in May 2007.


5. Common Stock

On March 16, 2004 the Company purchased and retired 1,000,000 shares of common stock from O'Brien & Gere Limited for $.25 per share, or $250,000.


6. Stock Based Compensation

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly no compensation cost was recognized for non-qualified stock options issued in 2002 and 2003. Had compensation cost for these options been determined based on their fair value at the grant date consistent with the method proscribed under Financial Accounting Standards Board ('FASB') Statement No. 123 'Accounting For Stock-Based Compensation', the Company's net income (loss) and per share amounts reported for the quarters ended March 31, 2004 and 2003 would not be materially different. The Company does not intend to adopt the fair value accounting for stock based compensation in accordance with FASB Statement No. 148 'Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123'.

In March 2004 a holder of options to purchase common stock at $.10 per share exercised those options resulting in the issuance of 3,333 shares of common stock.


7. Income Taxes

The Company has recognized a tax benefit of $52,000 in the quarter ended March 31, 2004 as the benefit is expected to be realized during the current year.

8. Financial Information Concerning Segment Reporting

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


                                              Period ended March 31, 2004

                                              OP-TECH    AVIX       Total

Project billings and services to
  external customers                        $3,227,640  $34,422  $3,262,062
Intersegment project billings and services      -           -          -
                                            ----------  -------  ----------
Total Project billings and services         $3,227,640  $34,422  $3,262,062
                                            ----------  -------  ----------

Operating earnings (loss)                    $(110,061)  $5,274  $(104,787)
Interest expense                               (42,103)     -      (42,103)
Other income (expense), net                         (8)     -           (8)
                                              ---------  ------  ----------
Earnings (loss) before income taxes          $(152,172)  $5,274  $(146,898)
                                             ----------  ------  ----------




                                              Period ended March 31, 2003

                                              OP-TECH    AVIX       Total

Project billings and services to
  external customers                        $3,308,362  $7,856   $3,316,218
Intersegment project billings and services      -           -          -
                                            ----------  -------  ----------
Total Project billings and services         $3,308,362  $7,856   $3,316,218
                                            ----------  -------  ----------

Operating earnings (loss)                     $(25,912) $(10,593) $(36,505)
Interest expense                               (44,022)   (1,046)  (45,068)
Other income (expense), net                     (3,194)     -       (3,194)
                                              ---------  ------  ----------
Earnings (loss) before income taxes          $(73,128)  $(11,639) $(84,767)
                                             ----------  ------- ----------

                        PART I  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                        LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004 and 2003, the Company had cash of $0. The Company voluntarily applies all available cash in the Company's operating account to pay down the Company's note payable to bank under line of credit.

At March 31, 2004, the Company had working capital of $1,658,999 compared to $1,779,382 at December 31, 2003, with a current ratio of 1.69 to 1 at March 31, 2004 and 1.62 to 1 at December 31, 2003.

For the three months ended March 31, 2004, the Company's net cash provided by operations was $84,709 compared to net cash provided by operations of $180,531 during the three months ended March 31, 2003. The cash provided by operations for the three months ended March 31, 2004 was primarily a result of a net collection of accounts receivable, partially offset by a paydown of accounts payable.

The Company's net cash used in investing activities of $409,595 during the first three months of the year was attributable to the purchase of various field equipment.

The Company's net cash provided by financing activities was $266,813, which was primarily due to the net proceeds from the Company's long-term debt as a result of the financing of the cash used in investing activities.

As of March 31, 2004, the Company had a loan agreement that provided for borrowings up to $2,200,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. $200,000 of the loan is payable on May 31, 2004 and $2,000,000 of the loan is payable on May 31, 2005. The loan bears interest at a rate of prime plus 1.25 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company. As of March 31, 2004, borrowing against the revolving loan aggregated $1,836,503.

During the first quarter of 2004, all principal payments on the Company's debt were made within payment terms.

The Company expects, based on its operating results and the continued availability of its line of credit, that it will be able to meet obligations as they come due.

                            RESULTS OF OPERATIONS

                                  BILLINGS

The Company's project billings for the first quarter of 2004 decreased 2% to $3,262,062 from $3,316,218 for the first quarter of 2003.

When comparing the first three months of 2004 to the same period in 2003, the slight decrease in billings is due primarily to one large, $460,000, asbestos remediation project in the Buffalo, NY area in March 2003, partially offset by several smaller projects in the first quarter of 2004.


                       PROJECT COSTS AND GROSS MARGIN

Project costs for the first quarter of 2004 decreased 5% to $2,167,776 from $2,271,679 for the same period in 2003. Project costs as a percentage of revenues were 67% and 69% for the three months ended March 31, 2004 and 2003, respectively. Gross margin for the first quarter of 2004 increased to 33% from 31% for the same period in 2003.

Both billings and project costs decreased. The increase in the gross margin is due to improved project management as well as a vendor consolidation program that has resulted in volume discounts on project material purchases.


                            OPERATING EXPENSES

Operating expenses for the quarter ended March 31, 2004 increased 11% to $1,199,073 from $1,081,044 for the same period in 2003. Operating expenses as a percentage of revenues was 37% and 33% for each of the three month periods ended March 31, 2004 and 2003, respectively.

When comparing the first quarter of 2004 to 2003, the overall increase in operating expenses is due primarily to three factors:

-Payroll expense and related payroll taxes and benefits increased to 20% of sales during the first quarter of 2004 from 18% of sales in the same period in 2003. During the fourth quarter of 2003 and the first quarter of 2004, new employees were added in the Cleveland, Albany, Syracuse and Massena branch offices. Each of these offices added new employees as a result of increased sales volume and long-term growth plans. As is customary in adding new employees, it takes approximately six months for a new employee to meet the company's chargeability goals as set forth in the operating budget.

-Depreciation expense increased 32% to $133,574 when comparing the first quarter of 2004 to the same period in 2003. This increase in depreciation expense is due to field equipment additions totaling $950,339 from April 1, 2003 through March 31, 2004.


-Business insurance increased 25% to $66,285 when comparing the first quarter of 2004 to the same period in 2003. This increase in insurance expense is due to the extreme tightening of the insurance market in the United States that has resulted in large premium increases.


                            INTEREST EXPENSE

Interest expense for the three months ended March 31, 2004 decreased 7% to $42,103 from $45,068 for the same period in 2003. Rates paid and average balances outstanding did not materially change.


                      NET LOSS BEFORE INCOME TAXES

Due to the factors discussed above, net loss before income taxes amounted to $146,898 for the three months ended March 31, 2004 compared to a net loss before income taxes of $84,767 for the same period in 2003.


                          INCOME TAX BENEFIT

Due to the net loss, the Company recorded an income tax benefit of $52,000 for the quarter ended March 31, 2004 The Company believes it will realize this benefit during the current year.



                               NET LOSS

Net loss for the quarter ended March 31, 2004 and 2003 was $94,898 or $.008 per share basic and diluted, and $84,767, or $.006 per share basic and diluted, respectively.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

There were no material changes in the Company's market risk or market risk strategies during the quarter ended March 31, 2004.

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

                      PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.

         None


Item 2.  Changes in Securities.

During the quarter the issuer had the following transactions related to purchases of its equity securities

                                    Total number of shares   Maximum number of
                                    purchased as part of     shares that may
        Total number  Avg price     publicly announced       yet be purchased
Period   of shares  paid per share  plans or programs   under plans or programs
------  -----------  -------------  ------------------  -----------------------


March 16, 2004  1,000,000  $.25            -0-                     -0-





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

                                  OP-TECH Environmental Services, Inc.
                                  (Registrant)



Date: May 3, 2004              /s/ Christopher J. Polimino
                               Christopher J. Polimino
                               President and Chief Executive Officer


                               /s/ Douglas R. Lee
                               Douglas R. Lee
                               Treasurer and Chief Financial Officer

                                CERTIFICATIONS

Certification of Chief Executive Officer

I, Christopher J. Polimino, certify that:

1. I have reviewed this quarterly report on Form 10-Q of OP-TECH Environmental Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;
and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




       Date: May 3, 2004
       /s/ Christopher J. Polimino
       Christopher J. Polimino
       President and Chief Executive Officer

Certification of Chief Financial Officer

I, Douglas R. Lee, certify that:

1. I have reviewed this quarterly report on Form 10-Q of OP-TECH Environmental Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the 'Evaluation Date'); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls;
and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

       Date: May 3, 2004
       /s/ Douglas R. Lee
       Douglas R. Lee
       Chief Financial Officer

Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Christopher J. Polimino, President and Chief Executive Officer of OP-TECH Environmental Services, Inc. (the 'Company'), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2004 (the 'Report') fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



       Date: May 3, 2004
       /s/ Christopher J. Polimino
       Christopher J. Polimino
       President and Chief Executive Officer

Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Douglas R. Lee, Chief Financial Officer and Treasurer of OP-TECH Environmental Services, Inc. (the 'Company'), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2004 (the 'Report') fully complies with the requirements of Section 13(a) or 15(d) of the Securities

Exchange Act of 1934, as amended (15 U.S.C.
78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




       Date: May 3, 2004
       /s/ Douglas R. Lee
       Douglas R. Lee
       Chief Financial Officer and Treasurer

<END>