Form 10-Q
period 2004-06-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2004-08-13
CIK 858748

Securities and Exchange Commission
                         Washington, DC 20549

                               FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004

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

                             Yes   or No  X


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2004: 11,697,707

        OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

                                   INDEX




PART I.  FINANCIAL INFORMATION                                        Page No.


 Item 1. Financial Statements

         Consolidated Balance Sheets
         -June 30, 2004 (Unaudited) and December 31, 2003 (Audited)        3

         Consolidated Statements of Operation
         -Three months ended June 30, 2004 and June 30, 2003 (Unaudited)
         -Six months ended June 30, 2004 and June 30, 2003 (Unaudited)     4

         Consolidated Statements of Cash Flows
         -Six months ended June 30, 2004 and June 30, 2003 (Unaudited)     5

         Notes to Consolidated Financial Statements (Unaudited)           6-9


 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            10-13


 Item 3. Quantitative and Qualitative Disclosure About Market Risk        14


 Item 4. Controls and Procedures                                          15


PART II. OTHER INFORMATION                                                16

         SIGNATURES                                                       17

         CERTIFICATIONS                                                18-21

ITEM #1 FINANCIAL STATEMENTS                     PART I  FINANCIAL INFORMATION


    OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                     (UNAUDITED)
                                                       June 30,    December 31,
                                                         2004          2003
                                                      -----------  ------------
                            ASSETS

Current Assets:
  Cash                                                 $   -          $58,073
  Accounts receivable (net of allowance for
    doubtful accounts of approximately
    $186,000 and $187,000, respectively)               3,890,915    3,386,795
  Costs on uncompleted projects applicable
    to future billings                                   820,539      638,513
  Inventory                                              177,171      219,568
  Current portion of deferred tax asset                   45,500       45,500
  Prepaid expenses and other current assets, net         737,775      281,110
                                                       -----------  -----------
      Total Current Assets                             5,671,900    4,629,559

Property and equipment, net                            3,176,201    2,989,827
Deferred tax asset                                     1,509,500    1,473,500
Other assets                                              26,419       31,419
                                                       -----------  -----------
      Total Assets                                   $10,384,020   $9,124,305
                                                     ============  ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                    $1,325,228    $864,484
  Billings in excess of costs and estimated
    profit on uncompleted projects                       923,977     716,351
  Accrued expenses and other current liabilities          57,686     368,006
  Current portion of long-term debt                    1,618,053     901,336
                                                      -----------  ----------
      Total Current Liabilities                        3,924,944   2,850,177

Long-term debt, net of current portion                 1,760,786   1,510,547
Note payable to bank under line of credit              2,000,000   1,744,473
                                                      -----------  ----------
      Total Liabilities                                7,685,730   6,105,197
                                                      -----------  ----------

Shareholders' Equity:
  Common stock, par value $.01 per share;
    authorized 20,000,000 shares; 11,609,378
    and 12,606,045 shares issued and
    outstanding, respectively                            116,094     126,060
  Additional paid-in capital                           6,814,147   7,053,848
  Accumulated deficit                                 (4,231,951) (4,160,800)
                                                      ----------- -----------
      Total Shareholders' Equity                       2,698,290   3,019,108
                                                      ----------- -----------
      Total Liabilities and Shareholders' Equity     $10,384,020  $9,124,305
                                                     ===========  ==========

The accompanying notes are an integral part of the consolidated financial statements.

ITEM #1 FINANCIAL STATEMENTS                     PART I  FINANCIAL INFORMATION


      OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)


                                        THREE MONTHS ENDED    SIX MONTHS  ENDED
                                       June 30,   June 30,   June 30,  June 30,
                                        2004       2003       2004       2003
                                     ---------- ---------- ---------- ---------

Project billings and services       $4,027,929 $4,170,620 $7,289,991 $7,486,838

Project costs                        2,824,446  2,968,386  4,992,222  5,240,065
                                     ---------- --------- ---------- ----------
Gross margin                         1,203,483  1,202,234  2,297,769  2,246,773
                                     ---------- --------- ---------- ----------

Operating expenses:
  Payroll expense and related
    payroll taxes and benefits         605,251    501,555  1,224,070  1,066,554
  Professional Services                103,518     99,094    208,395    193,163
  Occupancy                             93,364     83,530    191,472    179,678
  Office Expense                        99,905    103,956    205,188    197,921
  Business Insurance                    75,898     58,310    142,183    111,243
  Telephone                             43,078     39,251     82,747     75,110
  Equipment Expense, net of usage credit15,517     (5,442)    89,569     46,945
  Other expenses                        93,474     43,199    185,454    133,883
                                      ----------  --------- --------- ---------
                                     1,130,005    923,453  2,329,078  2,004,497
                                     ----------- -------- ----------  ---------

Operating income (loss)                 73,478    278,781    (31,309)   242,276
                                      ---------- ---------  ---------- --------

Other income and (expense):
  Interest expense                     (62,340)   (51,543)  (104,443)  (96,611)
  Casualty gain from insurance
    proceeds, net                          -        2,052        -       2,052
  Other, net                            28,609        561     28,601    (2,633)
                                      ---------- --------- ---------- ---------
                                       (33,731)   (48,930)   (75,842)  (97,192)
                                      ---------- --------- ---------- ---------

Net income (loss) before income taxes   39,747    229,851   (107,151)  145,084

Income tax benefit (expense)           (16,000)       -       36,000      -
                                       --------- --------- ---------- ---------

Net income (loss)                      $23,747   $229,851  $(71,151)  $145,084
                                       ======== ========== ========= ==========


Earnings per common share:
    Basic and diluted                   $0.00      $0.01    $(0.01)     $0.01

Weighted average shares outstanding:
    Basic                           11,609,378 15,335,175 12,014,342 15,326,936
    Diluted                         12,289,215 15,847,395 12,014,342 15,903,841


The accompanying notes are an integral part of the financial statements.

ITEM #1 FINANCIAL STATEMENTS                     PART I  FINANCIAL INFORMATION

        OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                           SIX MONTHS ENDED
                                                         June 30,      June 30,
                                                          2004           2003
                                                       -----------  -----------

Operating activities:
  Net income (loss)                                      $(71,151)   $145,084
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Bad debt expense                                       12,500      46,589
    Depreciation and amortization                         291,693     220,993
    Provision for deferred income taxes                   (36,000)        -
    Loss on disposal of equipment                             -        23,718
   (Increase) decrease in operating assets and
     increase (decrease) in operating liabilities:
      Accounts receivable                                (516,620)    864,219
      Costs on uncompleted projects applicable to
       future billings                                   (182,026)   (276,087)
      Billings and estimated profit in excess of costs
       on uncompleted contracts                           207,626     (19,139)
      Prepaid expenses, inventory and other assets        (59,886)   (266,918)
      Accounts payable and accrued expenses               150,424    (559,345)
                                                        ----------  ----------
Net cash provided by (used in) operating activities      (203,440)    179,114
                                                        ----------  ----------

Investing activities:
  Purchase of property and equipment                     (473,067)   (214,087)
                                                        ----------  ----------
Net cash used in investing activities                    (473,067)   (214,087)
                                                        ----------  ----------

Financing activities:
  Proceeds from issuance of common stock                      333       5,900
  Purchase of common stock                               (250,000)        -
  Proceeds from note payable to bank and current
    and long-term borrowings, net of financing costs    3,717,160   4,400,574
  Principal payments on current and
    long-term borrowings                               (2,849,059) (4,300,985)
                                                       ----------- -----------
Net cash provided by financing activities                 618,434     105,489
                                                       ----------- -----------

Increase (decrease) in cash                               (58,073)     70,516

Cash at beginning of period                                58,073         -
                                                       -----------  ----------

CASH AT END OF PERIOD                                      $-         $70,516
                                                       ===========  ===========

Non-cash items
  Equipment purchased through bank and other
    financing sources                                      $-         $104,777
  Non-cash financing of insurance premiums                $354,382       $-

Cash paid for interest                                    $104,443     $96,611


The accompanying notes are an integral part of the consolidated financial statements.

                      PART I - FINANCIAL INFORMATION

              SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the 'safe harbor' provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company. This 10-Q, press releases issued by the Company, and certain information provided periodically in writing and orally by the Company's designated officers and agents contain statements which constitute forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words expect, believe, goal, plan, intend, estimate, and similar expressions and variations thereof used are intended to specifically identify forward-looking statements. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending on the circumstances. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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


3. Related Party Transactions

The Company utilizes subcontract labor purchased from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company. The costs for these services amounted to approximately $300,000 and $798,000 for the six months ended June 30, 2004 and 2003, respectively, and $179,000 and $426,000 for the three months ended June 30, 2004 and 2003 respectively.


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

5.  Stock Based Compensation

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly no compensation cost has been recognized for non-qualified stock options issued. Had compensation cost for these options been determined based on their fair value at the grant date consistent with the method proscribed under Financial Accounting Standards Board ("FASB") Statement No. 123 "Accounting For Stock-Based Compensation", the Company's net income (loss) and per share amounts reported for the periods ended June 30, 2004 and 2003 would not be materially different. The Company does not intend to adopt the fair value accounting for stock based compensation in accordance with FASB Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123".

In March 2004 a holder of options to purchase common stock at $.10 per share exercised those options resulting in the issuance of 3,333 shares of common stock.


6.  Income Taxes

The Company has recognized a tax benefit of $36,000 in the six months ended June 30, 2004 as the benefit is expected to be realized during the current year.


7.  Subsequent Events

On July 13, 2004 options to purchase 88,329 shares of common stock were exercised. The total proceeds received from the exercise of the options was $5,300.

On August 9, 2004 certain officers and directors of the Company provided a total of $295,000 to the Company to help fund short-term operating cash requirements. The loans to the Company are evidenced by promissory notes, are uncollateralized, bear interest at 8%, and are payable on March 31, 2005. Following are the officers and directors who provided funds to the Company under these loans:


            Robert J. Berger         Chairman of Board          $200,000
            George W. Lee            Director                     50,000
            Christopher J. Polimino  CEO and President            15,000
            Charles B. Morgan        COO                          15,000
            Douglas R. Lee           CFO                          15,000
                                                                 -------
                                                                $295,000
                                                                ========

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

                       PART I  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                       LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, the Company had cash of $0 as compared to $58,073 at December 31, 2003. The Company voluntarily applies all available cash in the Company's operating account to pay down the Company's note payable to bank under its line of credit.

At June 30, 2004, the Company had working capital of $1,746,956 compared to $1,779,382 at December 31, 2003, with a current ratio of 1.45 to 1 at June 30, 2004 and 1.62 to 1 at December 31, 2003.

For the six months ended June 30, 2004, the Company's net cash used in operations was $203,440 compared to net cash provided by operations of $179,114 during the six months ended June 30, 2003. The cash used in operations for the six months ended June 30, 2004 was primarily a result of a net increase in accounts receivable and decrease in net income.

The Company's net cash used in investing activities of $473,067 during the first six months of 2004 was attributable to the purchase of various field equipment.

Cash provided by financing activities for the six months ended June 30, 2004 was $618,434, which was primarily due to the net proceeds from the Company's long-term debt used to finance the Company's investing activities and operating activities.

As of June 30, 2004, the Company had a loan agreement that provided for borrowings up to $2,600,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. The loan has a "step down" provision to $2,000,000 on October 1, 2004. Amounts in excess of $2,000,000 have been included in the current portion of long-term
debt at June 30, 2004    The loan is payable on May 31, 2006, bears interest
at a rate of prime plus 1.25 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company. As of June 30, 2004, borrowing against the revolving loan aggregated $2,432,803. At June 30, 2004 the Company was not in compliance with certain restrictive covenants.
The bank has waived the compliance with the covenants for the quarters ended June 30, 2004 and September 30, 2004.

In addition, officers and directors of the Company have committed to provide subordinated debt to the Company in the amount of $545,000. $295,000 of this amount was provided on August 9, 2004.

During the first six months of 2004, all principal payments on the Company's debt were made within payment terms.

The Company expects, based on its operating results and the continued availability of its line of credit and additional debt provided from certain directors and officers, that it will be able to meet obligations as they come due.

On July 13, 2004 options to purchase 88,329 shares of common stock were exercised. The total proceeds received from the exercise of the options was $5,300.

                          RESULTS OF OPERATIONS

                                BILLINGS

The Company's project billings for the second quarter of 2004 decreased 3% to $4,027,929 from $4,170,620 for the second quarter of 2003. For the six-month period ended June 30, 2004 the Company's billings have decreased 3% to $7,289,991 from $7,486,838 for the same period in 2003.

When comparing the first six months of 2004 to the same period in 2003, the overall decrease in billings is due primarily to one large remediation project in 2003 in the Buffalo, NY area that has been offset by several medium sized emergency projects in the Rochester and Plattsburgh areas. Overall, the Company's large emergency projects are down 6% in the first six months of 2004.


                      PROJECT COSTS AND GROSS MARGIN

Project costs for the second quarter of 2004 decreased 5% to $2,824,446 from $2,968,386 for the same period in 2003. Project costs as a percentage of revenues were 70% and 71% for the three months ended June 30, 2004 and 2003, respectively. Gross margin for the second quarter of 2004 increased to 30% from 29% for the same period in 2003.

For the six-month period ended June 30, 2004, project costs decreased 5% to $4,992,222 from $5,240,065 for the six months ended June 30, 2003. Project costs as a percentage of revenues were 69% and 70% for the six months ended June 30, 2004 and 2003, respectively. Gross margin for the six months ended June 30, 2004 increased to 31% from 30% for the same period in 2003.

As a result of decreased billings, project costs also decreased. The increase in the gross margin is due to improved project management as well as a vendor consolidation program that has resulted in volume discounts on project material purchases.



                              OPERATING EXPENSES

Operating expenses for the quarter ended June 30, 2004 increased 22% to $1,130,005 from $923,453 for the same period in 2003. For the six-month period ended June 30, 2004, operating expenses increased 16% to $2,329,078 from $2,004,497 for the same period in 2003. Operating expenses as a percentage of revenues was 32% and 27% for the six months ended June 30, 2004 and 2003, respectively.

When comparing the first six months of 2004 to 2003, the overall increase in operating expenses is due to several factors:

-Payroll expense and related payroll taxes and benefits increased 15% to $1,224,070 in the first six months of 2004 from $1,066,554 in the same period in 2003. During the fourth quarter of 2003 and the first two quarters of 2004, new employees were added in the Cleveland, Edison, Albany, Syracuse and Massena branch offices. Each of these offices added new employees as a result of anticipation of increased sales volume and long-term growth plans.

-Business insurance increased 28% to $142,183 when comparing the first six months of 2004 to the same period in 2003. This increase in insurance expense is due to a single one-time loss resulting in a significant claim being paid out of the Company's general liability insurance policy.

-Equipment expense net of usage credit has increased to $89,569 in the first six months of 2004 from $46,945 in the same period in 2003. The increase in net equipment expense is primarily attributed to the higher than anticipated fuel prices.

-Occupancy expense increased 7% to $191,472 when comparing the first six months of 2004 to the same period in 2003. This increase in occupancy expense is attributable to new leases entered into since the second quarter of 2003 for a new office in Cleveland, OH and larger offices in Edison, NJ and Plattsburgh, NY.




                              INTEREST EXPENSE

Interest expense for the six months ended June 30, 2004 increased 8% to $104,443 from $96,611 for the same period in 2003. The increase in interest expense was primarily due to an increase in the average outstanding balance on the revolving loan and long-term debt when comparing the six months ended June 30, 2004 with the same period in 2003.


                                NET INCOME

The net loss for the six months ended June 30, 2004 was $71,151, or ($0.01) per share basic and diluted compared to net income of 145,084, or $0.01 per share basic and diluted, for the six months ended June 30, 2003.

               CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management has identified the following critical accounting policies that affect the Company's more significant judgments and estimates used in the preparation of the Company's consolidated financial statements. The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to long lived assets, revenue recognition, valuation allowance on deferred tax assets, allowance for doubtful accounts and contingencies and litigation. The Company states these accounting policies in the notes to the consolidated financial statements and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to the Company and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates.

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

The Company maintains a valuation allowance for deferred tax assets to reduce these assets to their realizable amounts. Recognition of these amounts and the adjustment of the corresponding allowance is dependent on the generation of taxable income in current and future years. As circumstances change with respect to managements expectations of future taxable income, the valuation allowance is adjusted.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

There were no material changes in the Company's market risk or market risk strategies during the quarter ended June 30, 2004.

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

                                       OP-TECH Environmental Services, Inc.
                                      (Registrant)



Date: August 13, 2004         /s/ Christopher J. Polimino
                              Christopher J. Polimino
                              President and Chief Executive Officer


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

                                         Date: August 13, 2004
                                         /s/ Christopher J. Polimino
                                         Christopher J. Polimino
                                         President and Chief Executive Officer

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

                                         Date: August 13, 2004
                                         /s/ Douglas R. Lee
                                         Douglas R. Lee
                                         Treasurer and Chief Financial Officer

       Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Christopher J. Polimino, President and Chief Executive Officer of OP-TECH Environmental Services, Inc. (the "Company"), certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:


(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                    Date: August 13, 2004
                                    /s/ Christopher J. Polimino
                                    Christopher J. Polimino
                                    President and Chief Executive Officer

       Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Douglas R. Lee, Treasurer and Chief Financial Officer of OP-TECH Environmental Services, Inc. (the "Company"), certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:


(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                    Date: August 13, 2004
                                    /s/ Douglas R. Lee
                                    Douglas R. Lee
                                    Treasurer and Chief Financial Officer

<END>