Form 10-Q
period 2004-09-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2004-11-12
CIK 858748

Securities and Exchange Commission
                          Washington, DC 20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended  September 30, 2004

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

                               Yes  or No X

                APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2004: 11,697,707

       OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

                                  INDEX

PART I.   FINANCIAL INFORMATION                                      Page No.


  Item 1.  Financial Statements

           Consolidated Balance Sheets
           -September 30, 2004 (Unaudited) and
            December 31, 2003 (Audited)..................................3

           Consolidated Statements of Operations
           -Three months ended September 30, 2004
            and September 30, 2003 (Unaudited)
           -Nine months ended September 30, 2004
            and September 30, 2003 (Unaudited)...........................4

           Consolidated Statements of Cash Flows
           -Nine months ended September 30, 2004
            and September 30, 2003 (Unaudited)...........................5

           Notes to Consolidated Financial Statements (Unaudited)......6-9

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................10-13

  Item 3.  Quantitative and Qualitative Disclosure About Market Risk....14


  Item 4.  Controls and Procedures......................................15


PART II.   OTHER INFORMATION ...........................................16

           SIGNATURES ..................................................17

           CERTIFICATIONS............................................18-21

ITEM #1 FINANCIAL STATEMENTS                     PART I - FINANCIAL INFORMATION


       OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                   (UNAUDITED)
                                                   September 30,   December 31,
                                                       2004            2003
                                                   -------------   ------------
                      ASSETS
Current Assets:
 Cash                                                  $-            $58,073
 Accounts receivable (net of allowance for
   doubtful accounts of approximately
   $179,000 and $187,000, respectively)              4,431,281     3,386,795
 Costs on uncompleted projects applicable
   to future billings                                1,087,877       638,513
 Inventory                                             177,663       219,568
 Current portion of deferred tax asset                  45,500        45,500
 Prepaid expenses and other current assets, net        521,074       281,110
                                                    -----------   -----------
      Total Current Assets                           6,263,395     4,629,559

Property and equipment, net                          3,334,862     2,989,827
Deferred tax asset                                   1,439,500     1,473,500
Other assets                                            28,849        31,419
                                                    -----------   -----------
      Total Assets                                 $11,066,606    $9,124,305
                                                   ============   ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                   $1,819,916      $864,484
 Billings in excess of costs and estimated
   profit on uncompleted projects                      829,281       716,351
 Accrued expenses and other current liabilities        146,988       368,006
 Current portion of long-term debt                   1,305,562       901,336
                                                    -----------   -----------
      Total Current Liabilities                      4,101,747     2,850,177

Long-term debt, net of current portion               2,118,580     1,510,547
Note payable to bank under line of credit            2,000,000     1,744,473
                                                    -----------   -----------
      Total Liabilities                              8,220,327     6,105,197
                                                    -----------   -----------

Shareholders' Equity:
 Common stock, par value $.01 per share; authorized
   20,000,000 shares; 11,697,707 and 12,606,045
   shares issued and outstanding, respectively         116,977       126,060
 Additional paid-in capital                          6,818,564     7,053,848
 Accumulated deficit                                (4,089,262)   (4,160,800)
                                                   ------------  ------------
      Total Shareholders' Equity                     2,846,279     3,019,108
                                                   ------------  ------------
      Total Liabilities and Shareholders' Equity   $11,066,606    $9,124,305
                                                   ============  ============


            The accompanying notes are an integral part of the
                     consolidated financial statements.

ITEM #1 FINANCIAL STATEMENTS                     PART I - FINANCIAL INFORMATION

      OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)


                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                  Sept 30,    Sept 30,    Sept 30,    Sept 30,
                                   2004         2003        2004        2003
                                ----------- ----------- ----------- -----------
Project billings and services   $5,008,986  $3,794,519 $12,298,977 $11,281,357

Project costs                    3,537,104   2,582,291   8,529,326   7,822,356
                                ----------- ----------- ----------- -----------
Gross margin                     1,471,882   1,212,228   3,769,651   3,459,001
                                ----------- ----------- ----------- -----------



Operating expenses:
 Payroll expense and related
   payroll taxes and benefits      593,188     483,369   1,817,258   1,549,923
 Professional Services              83,890     103,934     292,285     297,097
 Occupancy                          96,858      77,734     288,330     257,412
 Office Expense                     88,674      92,952     293,862     290,873
 Business Insurance                 93,271      64,935     235,454     176,178
 Telephone                          46,790      35,344     129,537     110,454
 Equipment Expense, net of
   usage credit                     71,726      40,420     161,295      87,365
 Other expenses                    100,957      83,641     286,411     217,524
                                ----------- ----------- ----------- -----------
                                 1,175,354     982,329   3,504,432   2,986,826
                                ----------- ----------- ----------- -----------


Operating income                   296,528     229,899     265,219     472,175
                                ----------- ----------- ----------- -----------



Other income and (expense):
 Interest expense                  (71,923)    (48,286)   (176,366)   (144,897)
 Casualty gain from insurance
   proceeds, net                       -           -           -         2,052
 Other, net                            228      (1,716)     28,829      (4,349)
                                ----------- ----------- ----------- -----------
                                   (71,695)    (50,002)   (147,537)   (147,194)
                                ----------- ----------- ----------- -----------



Net income before income taxes     224,833     179,897     117,682     324,981

Income tax (expense)               (82,144)        -       (46,144)        -
                                ----------- ----------- ----------- -----------


Net income                        $142,689    $179,897     $71,538    $324,981
                                =========== =========== =========== ===========

Earnings per common share:
  Basic and diluted                $0.012      $0.011      $0.006      $0.020

Weighted average shares outstanding:
  Basic                         11,686,186  15,417,115  11,904,158  15,357,326
  Diluted                       12,354,316  15,882,879  12,241,149  15,898,188



             The accompanying notes are an integral part of the
                     consolidated financial statements.

ITEM #1 FINANCIAL STATEMENTS                     PART I - FINANCIAL INFORMATION


      OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)



                                                      NINE MONTHS ENDED
                                                   September 30,  September 30,
                                                      2004             2003
                                                  --------------  -------------

Operating activities:
 Net income                                             $71,538       $324,981
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Bad debt expense                                      14,689         69,925
   Depreciation and amortization                        437,910        358,491
   Provision for deferred income taxes                   34,000            -
   Loss on disposal of equipment                          9,964         23,718
   (Increase) decrease in operating assets and
     increase (decrease) in operating liabilities:
      Accounts receivable                            (1,059,175)       666,217
     Costs on uncompleted projects applicable to
      future billings                                  (449,364)      (217,534)
     Billings and estimated profit in excess of
      costs on uncompleted contracts                    112,930        429,035
     Prepaid expenses, inventory and other assets       151,393       (266,011)
     Accounts payable and accrued expenses              734,414     (1,141,293)
                                                     -----------   ------------
         Net cash provided by operating activities       58,299        247,529

Investing activities:
 Purchase of property and equipment                    (488,284)      (431,664)
                                                     -----------   ------------
         Net cash used in investing activities         (488,284)      (431,664)
                                                     -----------   ------------

Financing activities:
 Proceeds from issuance of common stock                   5,633          5,900
 Purchase of common stock                              (250,000)           -
 Proceeds from note payable to bank and current
  and long-term borrowings, net of financing costs    5,930,589      8,638,878
 Principal payments on current
  and long-term borrowings                           (5,314,310)    (8,460,643)
                                                     -----------  -------------
         Net cash provided by financing activities      371,912        184,135
                                                     -----------  -------------

Increase (decrease) in cash                             (58,073)           -

Cash at beginning of period                              58,073            -
                                                     -----------   ------------
CASH AT END OF PERIOD                                      $-             $-
                                                     ===========   ============

Non-cash items
 Equipment purchased through bank and
   other financing sources                              $297,125      $173,998
 Non-cash financing of insurance premiums               $354,382          $-

Cash paid for interest                                  $176,366      $144,897


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


3. Related Party Transactions

The Company utilizes subcontract labor purchased from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company. The costs for these services amounted to approximately $574,000 and $939,000 for the nine months ended September 30, 2004 and 2003, respectively, and $262,000 and $380,000 for the three months ended September 30, 2004 and 2003 respectively.


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

5.  Stock Based Compensation

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly no compensation cost has been recognized for non-qualified stock options issued. Had compensation cost for these options been determined based on their fair value at the grant date consistent with the method proscribed under Financial Accounting Standards Board ("FASB") Statement No. 123 "Accounting For Stock-Based Compensation", the Company's net income (loss) and per share amounts reported for the periods ended September 30, 2004 and 2003 would not be materially different. The Company does not intend to adopt the fair value accounting for stock based compensation in accordance with FASB Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123".

In March 2004 a holder of options to purchase common stock at $.10 per share exercised those options resulting in the issuance of 3,333 shares of common stock.

In July 2004 holders of options to purchase common stock at $.06 per share exercised those options resulting in the issuance of 88,329 shares of common stock.

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


                                           Nine Months Ended September 30, 2004

                                             OP-TECH       AVIX       Total

  Project billings and services
    to external customers                  $12,222,365   $76,612   $12,298,977
  Intersegment project billings and services    -            -           -
                                           -----------   -------   -----------
  Total Project billings and services      $12,222,365   $76,612   $12,298,977
                                           -----------   -------   -----------

  Operating earnings (loss)                   $249,044   $16,175      $265,219
  Interest expense                            (176,366)      -        (176,366)
  Other income, net                             28,829       -          28,829
                                           ------------  -------  ------------
  Earnings (loss) before income taxes         $101,507   $16,175      $117,682
                                           ------------  -------  ------------

  Total assets                             $11,036,620   $29,986   $11,066,606
  Depreciation and amortization                437,704       206       437,910
  Capital expenditures                         785,409       -         785,409



                                            Nine Months Ended September 30, 2003

                                             OP-TECH       AVIX       Total

  Project billings and services
    to external customers                  $11,209,675   $71,682   $11,281,357
  Intersegment project billings and services    -            -           -
                                           -----------   -------   -----------
  Total Project billings and services      $11,209,675   $71,682   $11,281,357
                                           -----------   -------   -----------

  Operating earnings (loss)                   $515,615   $(43,440)    $472,175
  Interest expense                            (134,394)   (10,503)    (144,897)
  Other income, net                             (2,297)       -         (2,297)
                                           ------------  -------  ------------
  Earnings (loss) before income taxes         $378,924   $(53,943)    $324,981
                                           ------------  -------  ------------

  Total assets                              $8,070,149   $30,846    $8,100,995
  Depreciation and amortization                357,563       928       358,491
  Capital expenditures                         605,662       -         605,662

                       PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and
                       Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, the Company had cash of $0 as compared to $58,073 at December 31, 2003. The Company voluntarily applies all available cash in the Company's operating account to pay down the Company's note payable to bank under its line of credit.

At September 30, 2004, the Company had working capital of $2,161,648 compared to $1,779,382 at December 31, 2003, with a current ratio of 1.53 to 1 at September 30, 2004 and 1.62 to 1 at December 31, 2003.

For the nine months ended September 30, 2004, the Company's net cash provided by operations was $58,299 compared to net cash provided by operations of $247,529 during the nine months ended September 30, 2003. The cash provided by operations for the nine months ended September 30, 2004 was primarily a result of a net increase in accounts payable partially offset by a net increase in accounts receivable.

The Company's net cash used in investing activities of $488,284 during the first nine months of 2004 was attributable to the purchase of various field equipment.

Cash provided by financing activities for the nine months ended September 30, 2004 was $371,912, which was primarily due to the net proceeds from the Company's long-term debt used to finance the Company's investing activities.

As of September 30, 2004, the Company had a loan agreement that provided for borrowings up to $2,600,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. The loan has a "step down" provision to $2,000,000 on January 31, 2005. Amounts in excess of $2,000,000 have been included in the current portion of long-term
debt at September 30, 2004    The loan is payable on May 31, 2006, bears
interest at a rate of prime plus 1.25 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company. As of September 30, 2004, borrowing against the revolving loan aggregated $2,175,603. At September 30, 2004 the Company was not in compliance with certain restrictive covenants. The bank has waived the compliance with the covenants for the quarter ended September 30, 2004.

In addition, certain directors and officers of the Company have loaned the Company a total of $295,000. The loans are evidenced by promissory notes, are unsecured, pay interest at 8%, and are payable on March 31, 2005. $200,000 of the director and officer loans are subordinated to the Company's debt payable to its primary lender.

During the first nine months of 2004, all principal payments on the Company's debt were made within payment terms.

The Company expects, based on its operating results and the continued availability of its line of credit and additional debt provided from certain directors and officers, that it will be able to meet obligations as they come due.

On July 13, 2004 options to purchase 88,329 shares of common stock were exercised. The total proceeds received from the exercise of the options was $5,300.

                          RESULTS OF OPERATIONS

                                 BILLINGS

The Company's project billings for the third quarter of 2004 increased 32% to $5,008,986 from $3,794,519 for the third quarter of 2003. For the nine-month period ended September 30, 2004 the Company's billings have increased 9% to $12,298,977 from $11,281,357 for the same period in 2003.

When comparing the first nine months of 2004 to the same period in 2003, the overall increase in billings is due to several reasons:

 The development of the field office in Edison, NJ has resulted in approximately $400,000 more in project billings in the first nine months of 2004 than in the comparable period in 2003.


 The creation and development of the sales department in 2004 has led to significantly more opportunities and project billings throughout the Company.


                     PROJECT COSTS AND GROSS MARGIN

Project costs for the third quarter of 2004 increased 37% to $3,537,104 from $2,582,291 for the same period in 2003. Project costs as a percentage of revenues were 71% and 68% for the three months ended September 30, 2004 and 2003, respectively. Gross margin for the third quarter of 2004 decreased to 29% from 32% for the same period in 2003.

For the nine-month period ended September 30, 2004, project costs increased 9% to $8,529,326 from $7,822,356 for the nine months ended September 30, 2003. Project costs as a percentage of revenues were 69% for each of the nine months ended September 30, 2004 and 2003. Gross margin for each of the nine months ended September 30, 2004 and 2003 was 31%.

As a result of increased billings, project costs also increased. The maintenance of the gross margin at 31% with increased project billing volume is due to quality project management, the Company's continued focus on pursuing more profitable lines of work, and a vendor consolidation program that has resulted in volume discounts on project material purchases.

                          OPERATING EXPENSES

Operating expenses for the quarter ended September 30, 2004 increased 20% to $1,175,354 from $982,329 for the same period in 2003. For the nine-month period ended September 30, 2004, operating expenses increased 17% to $3,504,432 from $2,986,826 for the same period in 2003. Operating expenses as a percentage of revenues was 28% and 27% for the nine months ended September 30, 2004 and 2003, respectively.

When comparing the first nine months of 2004 to 2003, the overall increase in operating expenses is due to several factors:


 Payroll expense and related payroll taxes and benefits increased 17% to $1,817,258 in the first nine months of 2004 from $1,549,923 in the same period in 2003. During the fourth quarter of 2003 and the first two quarters of 2004, new employees were added in the Cleveland, Edison, Albany, Syracuse and Massena branch offices. Each of these offices added new employees as a result of anticipation of increased sales volume and long-term growth plans. In addition, over the last 12 months four employees were added to the sales department.

 Business insurance increased 34% to $235,454 over the same period in 2003. This increase in insurance expense is due to a single one-time loss resulting in a significant claim being paid out of the Company's general liability insurance policy.

 Equipment expense has increased to $161,295 from $87,365 in the same period in 2003. The increase in equipment expense is primarily attributed to the higher fuel prices.

 Occupancy expense increased 12% to $288,330 over the same period in 2003. This increase in occupancy expense is attributable to new leases entered into since the third quarter of 2003 for a new office in Cleveland, OH and larger offices in Edison, NJ, Plattsburgh, NY and Rochester, NY.


                           INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2004 increased 22% to $176,366 from $144,897 for the same period in 2003. The increase in interest expense was primarily due to an increase in the average outstanding balance on the revolving loan and long-term debt when comparing the nine months ended September 30, 2004 with the same period in 2003.


                              NET INCOME

The net income for the nine months ended September 30, 2004 was $71,538, or $0.006 per share basic and diluted compared to net income of 324,981, or $0.020 per share basic and diluted, for the nine months ended September 30, 2003.

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

     Item 3. Quantitative and Qualitative Disclosure About Market Risk.

There were no material changes in the Company's market risk or market risk strategies during the quarter ended September 30, 2004.





                                    14.



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

                                           OP-TECH Environmental Services, Inc.
                                          (Registrant)


Date: November 11, 2004   /s/ Christopher J. Polimino
                              Christopher J. Polimino
                              President and Chief Executive Officer


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

                                         Date: November 11, 2004
                                         /s/ Christopher J. Polimino
                                         Christopher J. Polimino
                                         President and Chief Executive Officer

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

                                         Date: November 11, 2004
                                         /s/ Douglas R. Lee
                                         Douglas R. Lee
                                         Treasurer and Chief Financial Officer

       Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Christopher J. Polimino, President and Chief Executive Officer of OP-TECH Environmental Services, Inc. (the "Company"), certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:


(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2004 (the "Report") fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                    Date: November 11, 2004
                                    /s/ Christopher J. Polimino
                                    Christopher J. Polimino
                                    President and Chief Executive Officer

       Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Douglas R. Lee, Treasurer and Chief Financial Officer of OP-TECH Environmental Services, Inc. (the "Company"), certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:


(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2004 (the "Report") fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                    Date: November 11, 2004
                                    /s/ Douglas R. Lee
                                    Douglas R. Lee
                                    Treasurer and Chief Financial Officer

<END>