Form 10-K/A
period 2003-12-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2005-01-28
CIK 858748

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


(ii) Limitations on the Effectiveness of Disclosure Controls and Procedures and Internal Controls.

OP-TECH recognizes that a system of disclosure controls and procedures (as well as a system of internal controls), no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the system are met. Further, the design of such a system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented in a number of ways. Because of the inherent limitations in a cost-effective control system, system failures may occur and not be detected. However, the Chief Executive Officer and Chief Financial Officer believe that our system of disclosure controls and procedures provides reasonable assurance of achieving their objectives.

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have concluded ,based on the evaluation of these controls and procedures , that our disclosure controls and procedures are effective in timely alerting them to material information relating to OP-TECH required to be included in OP-TECH's periodic SEC filings.

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