Form 10-Q/A
period 2004-03-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2005-01-28
CIK 858748

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

Item 4.  Controls and Procedures

(a)  Disclosure Controls and Procedures.
As of the end of the period covering this Form 10-Q, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures". OP-TECH conducted this evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

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


                               /s/ Douglas R. Lee
                               Douglas R. Lee
                               Treasurer and Chief Financial Officer

                                CERTIFICATIONS

Certification of Chief Executive Officer

I, Christopher J. Polimino, certify that:

1. I have reviewed this annual report on Form 10-Q of OP-TECH Environmental Services, Inc. as of the end of the period covering this Form 10-Q;

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




       Date: May 3, 2004
       /s/ Christopher J. Polimino
       Christopher J. Polimino
       President and Chief Executive Officer

Certification of Chief Financial Officer

I, Douglas R. Lee, certify that:

1. I have reviewed this annual report on Form 10-Q of OP-TECH Environmental Services, Inc. as of the end of the period covering this Form 10-Q;

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