Form 10-K
period 2004-12-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2005-03-29
CIK 858748

Securities and Exchange Commission
                            Washington, DC 20549

                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: December 31, 2004

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______

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

The aggregate market value of the voting stock held by non-affiliates of the Company as of June 30, 2004 was $8,707,034 based upon the average closing bid and ask price of such stock on such day.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

                                    Yes   or No X


                       APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the Company's classes of common stock, as of March 14, 2005. Common stock, $.01 par value: 11,725,370

                                   PART I

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

                              ITEM 1. BUSINESS

                                  General

OP-TECH Environmental Services, Inc. and Subsidiaries (the "Company"), a Delaware corporation headquartered in Syracuse, New York, provides comprehensive environmental and industrial cleaning and decontamination services predominately in New York, New England, Pennsylvania, New Jersey, and Ohio. The Company performs industrial cleaning of hazardous and non-hazardous materials and provides varying services relating to plant facility closure, including interior and exterior demolition and asbestos removal. In addition, the Company provides remediation services for sites contaminated by hazardous and non-hazardous materials and provides 24-hour emergency spill response services. The Company's revenues are derived from state agencies, industrial companies and municipalities facing complex environmental clean-up problems associated with hazardous and non-hazardous materials as required by various governmental agencies. The Company's services include assessing the regulatory, technical, and construction aspects of the environmental issue, and performing the necessary remediation activities. The Company seeks to provide its clients with remedial solutions which integrate the various aspects of a project and are well-documented, practical, cost effective, and acceptable to regulatory agencies and the public.

In December 2004, the Company's wholly-owned subsidiary, OP-TECH AVIX, Inc., became inactive. The subsidiary is no longer pursuing a separate line of business and the Company now operates in only one business segment. Disclosures related to 2002, 2003 and 2004 have been restated to reflect this change.


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

The Company operates field offices in Syracuse, Massena, Rochester, Albany, Plattsburgh, Waverly and Buffalo, New York, as well as Edison, New Jersey and Cleveland, Ohio. While operations in the Syracuse, Massena, Albany, Buffalo and Waverly offices are substantial, the Rochester, Plattsburgh, Edison and Cleveland operations operate at a lower volume.

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

                                  Customers

The Company's client base includes state agencies, industrial companies, railroads, real estate developers, auto parts manufacturers, aluminum producers, utility companies, waste disposal firms, municipalities, and engineering firms. During 2004, the Company performed services for more than 650 clients. These projects were substantially all short-term (three months or less) in nature. The largest business segment for the each of the years ended December 31, 2004, 2003, and 2002 was Emergency Spill Response services. Emergency Spill Response accounted for 33%, 29% and 30% of the Company's revenues for the years ended December 31, 2004, 2003, and 2002, respectively.

During 2004, the Company had sales of approximately $3,845,000 related to a contract with the New York State Department of Environmental Conservation, which totaled approximately 22% of the Company's revenues. The contract with the New York State Department of Environmental Conservation runs through 2008. The loss of these sales could have a material adverse effect on the Company.

                                Insurance

The Company maintains commercial general liability, asbestos liability and pollution liability insurance which provides aggregate coverage limits of $9 million. In addition, the Company also maintains workers compensation, comprehensive automobile, and Directors and Officers liability insurance. The Company's insurance coverage is consistent with the insurance requirements found in the environmental remediation industry.

                                Employees

The Company has entered into a contractual co-employment agreement with a third party provider. As of March 14, 2005, the Company had a total of approximately 115 full-time employees under this contract. The Company's ability to retain and expand its staff will be an important factor in determining the Company's future success. The Company maintains employment contracts with its key managers in its branch offices. Manager contracts are negotiated on an annual basis and encompass items such as salary, bonuses, and non-compete clauses. The Company maintains key-person insurance for the President and CEO only. The Company considers its relations with its employees to be good, and the Company has never had a work stoppage or threat of a work stoppage.


                          Available Information

Our internet address is www.op-tech.us. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission (SEC). The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room located at 450 Fifth Street NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our reports on its website at www.sec.gov.

                         ITEM 2. PROPERTIES

Syracuse, New York Branch and Corporate Headquarters

The Company leases approximately 21,000 square feet of office and shop space at a rate of $7,792 per month plus utilities and real estate taxes. The term of the lease extends through June 30, 2006, and does not contain an escalation clause.


Massena, New York Branch

The Company owns a 13.93-acre parcel of land located in the Town of Massena, St. Lawrence County, New York. This parcel, which has approximately 1,300 feet of frontage on the St. Lawrence River, is located in a protected area where the water is forty-five feet deep. This provides excellent dockage for local ships and ocean-going ships utilizing the St. Lawrence Seaway.

The land is improved with a concrete and timbered dock that extends about 90 feet into the river and about 260 feet along the riverbed. There are three support buildings on the premises.


Buffalo, New York Branch

The Company leases approximately 8,445 square feet of office and shop space at a rate of $3,695 per month plus utilities. The term of the lease extends through October 31, 2009 and does not include an escalation clause. The lease contains an option for the Company to renew the lease for 60 additional months, to October 31, 2014, at the rate of $3,695 per month plus utilities.


Rochester, New York Branch

The Company leases approximately 4,050 square feet of office and shop space at a current rate of $2,500 per month plus utilities. The term of the lease extends through June 30, 2007. The lease contains a rate escalation clause which increases the monthly rent to $2,550 on July 1, 2005 and to $2,600 on July 1, 2006.


Waverly, New York Branch

The Company leases approximately 6,400 square feet of office and shop space at a rate of $1,800 per month plus utilities on a month-to-month basis.


Albany, New York Branch

The Company leases approximately 11,000 square feet of office and shop space at a current rate of $3,957 per month plus utilities. The term of the lease extends through October 31, 2007. The lease contains a rate escalation clause which increases the monthly rent to $4,415 on May 1, 2005.


Edison, New Jersey Branch

The Company leases approximately 2,200 square feet of office and shop space at a rate of $2,204 per month plus utilities on a month-to-month basis.


Plattsburgh, New York Branch

The Company leases approximately 4,375 square feet of office and shop space at a rate of $2,000 per month plus utilities. The term of the lease extends through December 31, 2006 and does not contain an escalation clause.

Cleveland, Ohio Branch

The Company leases approximately 5,000 square feet of office and shop space at
a rate of $2,500 per month plus utilities.   The term of the lease extends
through March 31, 2008 and does not include an escalation clause.


Equipment

The Company's owned equipment consists primarily of construction equipment such as vacuum trucks, dump trucks, tankers, excavation equipment, utility vehicles, pumps, generators, and compressors, some of which have been specially modified for the Company's use. Chemical trailers and other specialized equipment are typically leased from local equipment contractors.

                            ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any litigation or governmental proceedings that management believes could result in a material adverse effect on the Company's cash flows, results of operations, or its financial condition.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company held its annual shareholders meeting on May 19, 2004. The shareholders voted on the ratification of Dannible & McKee, LLP as the Company's auditors, and the election of six directors. The following votes were cast for each:

                                               For          Against
Ratification of Dannible & McKee, LLP as
the Company's auditors                       6,100,749        -0-

Election of Directors:
Robert J. Berger          Director           6,100,749        -0-
Richard L. Elander        Director           6,100,749        -0-
Cornelius B. Murphy, Jr.  Director           6,100,749        -0-
Steven A. Sanders         Director           6,100,749        -0-
George W. Lee             Director           6,100,749        -0-
Christopher J. Polimino   Director           6,100,749        -0-


There were no other matters submitted to a vote of the Company's shareholders.

                                   PART II


 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The shares of the Company's common stock are listed on the Over the Counter Bulletin Board under the symbol OTES.OB.

The high and low closing bid prices for the shares of the Company's common stock were as follows:

  Quarter Ended                High Bid         Low Bid

  March 31, 2003                $0.46            $0.10
  June 30, 2003                 $0.45            $0.10
  September 30, 2003            $0.48            $0.11
  December 31, 2003             $0.49            $0.11
  March 31, 2004                $0.51            $0.28
  June 30, 2004                 $0.75            $0.45
  September 30, 2004            $0.75            $0.35
  December 31, 2004             $1.01            $0.25
  First quarter through
    March 14, 2005              $0.65            $0.55


The aforementioned prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

(b) At March 14, 2005, there were approximately 202 holders of record of the Company's common stock.

(c) The Company has never paid any dividends and does not anticipate paying dividends in the foreseeable future.


Equity Compensation Plan Information

          Number of securities    Weighted-average      Number of securities
            to be issued upon   exercise price of    remaining avail for future
                exercise of        outstanding         issuance under equity
            outstanding options,  options, warrants     compensation plans
            warrants and rights    and rights (1)     (excluding securities
                                                   reflected in column (a)) (1)
                  1)
                  (a)                  (b)                      (c)
Equity
compensation
plans approved by
security holders    757,013            $0.26                   25,334

Equity
compensation
plans not approved
by security holders     -                -                        -


(1) As of March 14, 2005.

ITEM 6. SELECTED FINANCIAL DATA


Statement of Operations Data

                                     Year Ended December 31
                        2004        2003        2002        2001       2000

Project Billings   $18,170,103 $15,037,888 $15,093,052 $13,243,081 $13,671,025
Net Income            $200,086  $1,959,031    $553,666    $511,393    $539,876
Net Income Per
 Share (Basic & Diluted)  $.02      $.12        $.04        $.04        $.05



Balance Sheet Data
                                       As of December 31
                          2004        2003        2002        2001        2000

Total Assets          $12,241,068 $9,124,305  $8,130,139  $5,671,179 $5,734,277
Long-Term Obligations  $5,366,959 $4,156,356  $3,570,103  $2,365,615 $2,432,374

              ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


                        LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004 the Company had cash and cash equivalents of $101,738 as compared to $58,073 at December 31, 2003. Cash in the Company's operating account is electronically transferred nightly to pay down the Company's revolving line of credit in order to minimize interest expense.

At December 31, 2004, the Company had working capital of $2,767,034 compared to working capital of $1,779,382 at December 31, 2003. The Company had a current ratio of approximately 1.59 to 1 at the end of 2004 compared to 1.62 to 1 at the end of 2003.

Cash provided by operating activities during 2004 was $476,268 compared to $1,024,953 during 2003. The decrease in cash provided by operating activities in 2004 was mostly attributable to the increase in accounts receivable due to three large projects billed in December, partially offset by an increase in accounts payable attributable to those same projects.

The Company's net cash used in investing activities of $582,586 during 2004 was attributable to the purchase of various field and office equipment.

Cash provided by financing activities of $149,983 in 2004 was primarily due to the timing of pay downs and cash advances on the Company's line of credit, as was necessitated by the net cash provided by operating and used in investing activities. During 2004 the Company borrowed $295,000 from certain officers and directors. These amounts including interest at 8% were repaid in January 2005.

On January 25, 2005, the Company entered into a new loan agreement and refinanced its revolving line of credit and several outstanding term loans. The new line of credit agreement provides for borrowings up to $2,900,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. The loan is payable on September 30, 2006, bears interest at a rate of prime plus .50 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company. In addition, the Company entered into a loan agreement which provides for borrowings up to $250,000 to be used to provide equipment financing. Under this new loan agreement, the Company refinanced $2,087,240 of its existing term debt outstanding at December 31, 2004. The disclosures in the financial statements have been revised to show the 2005 borrowings.

As of December 31, 2004, borrowing against the prior revolving loan aggregated $2,347,503.

During 2004, all principal payments on the Company's debt were made within payment terms.

As part of the refinancing, the Company has entered into an interest rate swap agreement that has been designated as a hedge. The swap will be evaluated for effectiveness on a quarterly basis and any ineffective portion will be charged to earnings. The effect of the swap is to fix the rate being paid on the new term loan at 7.80%.

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

In 2004, approximately $80,000 of expenses related to improving the property, including the removal of oil tanks, were capitalized, bringing the carrying value to $560,000.


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

On January 26, 2005 the Company granted stock options at an exercise price of $.40.

On February 9, 2005 options to purchase 27,663 shares of stock were exercised at $.15 per share, or $4,149.

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


                           CONTRACTUAL OBLIGATIONS

The Company's estimated future payments as of December 31, 2004 related to its material debt and other certain contractual obligations and the timing of those payments are set forth below. Since many of these payment amounts are not fixed, the amounts in the table are solely estimates and the actual amounts may be different.

                                            Payments Due By Period:


        Contractual                  Less than    1 - 3      4 - 5   More than
         Obligations        Total     one year      years     years    5 years

Long-term debt(1)       $2,986,584   $775,671   $1,218,672  $942,545  $49,696

Note payable to bank
under line of credit(2)  2,380,375        -      2,380,375       -        -

Interest Expense (3)       915,160    317,942      465,218   114,557   17,443

Operating leases(4)        929,818    387,950      504,918    36,950      -
                         ----------  ----------  ----------  --------   ------
Total                   $7,211,937 $1,481,563   $4,569,183 $1,094,052 $67,139
                         ==========  ==========  ==========  ========   ======


1. Long-term debt represents term loans payable that mature at various dates through February 2012. Long-term debt includes scheduled maturities but excludes interest payments.

2. Note payable to bank under line of credit includes the scheduled maturity on September 30, 2006, but excludes variable-rate interest payments. The scheduled maturity does not consider the Company's ability to draw or pay down the line of credit facility prior to the maturity date, or the possibility that the maturity date may be extended by negotiations with the lender.

3. Interest expense represents all interest that will become payable on the Company's fixed and floating rate long-term debt obligations. Interest expense assumes that the prime rate remains at the current rate of 5.5% and that the Company's working capital line of credit remains at $2,347,503 and is paid on its maturity date of September 30, 2006.

4. Operating leases represent office facilities and various field equipment leased under non-cancelable operating leases expiring at various dates through 2009.

                     CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management has identified the following critical accounting policies that affect the Company's more significant judgments and estimates used in the preparation of the Company's consolidated financial statements. The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to assets held for sale, valuation allowances on deferred tax assets, revenue recognition, allowance for doubtful accounts and contingencies and litigation. The Company states these accounting policies in the notes to the consolidated financial statements and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to the Company and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates.

The Company believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of its consolidated financial statements:

Contracts are predominately short-term in nature (less than three months) and revenue is recognized as costs are incurred. Project costs are generally billed in the month they are incurred and are shown as current assets. Revenues recognized in excess of amounts billed are recorded as an asset. In the event interim billings exceed costs and estimated profit, the net amount of deferred revenue is shown as a current liability. Estimated losses are recorded in full when identified.

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

The Company maintains a valuation allowance on its deferred tax asset based on the amount of net operating losses that management believes it will utilize prior to the expiration dates of these losses. Management determines the adequacy of this allowance by continually evaluating its ongoing profitability and its ability to generate taxable income in the future sufficient to utilize the net operating losses. If the profitability of the Company were to change, it could effect the amount of net operating losses that could be utilized and require an adjustment to the valuation allowance.


                       IMPACT OF RECENTLY ISSUED STATEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R, "Share-Based Payment" (FAS123R), a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation", which addresses financial accounting and reporting for costs associated with stock-based compensation. FAS 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. FAS 123R requires the Company to adopt the new accounting provisions beginning in the third quarter of 2005. The Company has not determined the transition alternative it will use or the effect on the financial statements.

                          2004 COMPARED TO 2003

Revenues

During the year ended December 31, 2004, the Company's revenues increased 21% to $18,170,103 as compared to $15,037,888 for the year ended December 31, 2003. The increase in revenue is due to several factors. Revenues from New York State Department of Environmental Conservation ("NYSDEC") increased approximately $1,580,000. The increased revenue from NYSDEC is primarily due to a $1,200,000 soil excavation project in the Massena, NY area in the fourth quarter of 2004. Four other large projects in 2004, including a spill response project on the Erie Canal near Rochester, NY in December 2004, a spill response project on the Delaware River near Philadelphia, PA in December 2004, a spill response and remediation project on a road near Geneva, NY in June 2004, and a train derailment spill response and remediation project on a railroad near Ticonderoga, NY in March, 2004, aggregated revenue of approximately $2,465,000. The Company performs several large spill response projects every year. These large spill response projects generate revenue of between $1,800,000 and $2,500,000 per year.

In addition, the creation and development of the sales department in 2004 has led to significantly more opportunities and project billings throughout the Company.

Project Costs and Gross Margin

Project costs for the year ended December 31, 2004 increased 24% to $12,855,714 from $10,399,088 for the year ended December 31, 2003. Project costs as a percentage of revenues increased to 71% for the year ended December 31, 2004 compared to 69% for the same period in 2003. The gross profit margin for the year ended December 31, 2004 was 29% versus 31% for the year ended December 31, 2003. Project costs paid to St. Lawrence Industrial Services, Inc., a related party, amounted to approximately $838,000 in 2004 and $1,210,000 in 2003.

The decrease in the gross margin is due to a higher volume of excavation projects in 2004, including the $1,200,000 soil excavation project for the NYSDEC mentioned above, compared to 2003. Excavation projects typically produce a lower gross margin as a result of 3rd party trucking and landfill expenses that are treated as a pass-through expense at a specified mark-up.

Selling, General, and Administrative Expenses

During the year ended December 31, 2004, selling, general, and administrative ("SG&A") expenses increased 19% to $4,727,583 compared to $3,963,069 reported for the previous year. SG&A expenses were approximately 26% of sales for each of the years ended December 31, 2004 and December 31, 2003.

When comparing 2004 to 2003, the overall increase in operating expenses is due to several factors:

 -Payroll expense increased 20% to $2,321,931. During the fourth quarter of 2003 and the first three quarters of 2004, new employees were added in the Cleveland, Edison, Albany, Syracuse and Massena branch offices. Each of these offices added new employees as a result of anticipation of increased sales volume and long-term growth plans. In addition, over the last 12 months four employees were added to the sales department.

 -Business insurance increased 37% to $328,640. The increase in insurance expense is due to a single one-time loss resulting in a significant claim being paid out of the Company's general liability insurance policy.

 -Fuel expense increased 64% to $477,426. The increase in fuel expense is due to significantly higher fuel prices, additional pieces of equipment, and higher utilization of the Company's equipment.

 -Occupancy expense increased 18% to $395,532. The increase in occupancy expense is attributable to new leases entered into since the third quarter of 2003 for a new office in Cleveland, OH and larger offices in Edison, NJ, Plattsburgh, NY and Rochester, NY.

Operating Income

As a result of the factors discussed above, for the year ended December 31, 2004, the Company reported operating income of $586,806 compared to $675,731 for the previous year.

Interest Expense

Interest expense increased 33% to $253,854 in 2004 compared to $190,707 in 2003. The increase in interest expense was primarily due to an increase in the rates paid on the Company's floating rate debt that is tied to changes in the prime rate. The prime rate increased from 4% at 12/31/03 to 5.25% at 12/31/04. In addition, the average outstanding balance on the revolving loan and long-term debt increased when comparing the year ended December 31, 2004 with the same period in 2003.

Net Income Before Income Taxes

Net income before income taxes amounted to $332,684 in 2004 compared to $481,369 in 2003.

Income Tax Expense

The Company recorded a net income tax expense of $132,598 compared to a net income tax benefit of $1,477,662 in 2003.

Net Income

Net income for the years ended December 31, 2004 and 2003 was $200,086 or $.02 per share basic & diluted, and $1,959,031, or $.12 per share basic and diluted, respectively.

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

    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, including changes in interest rates. To manage the potential exposure, the Company enters into various derivative transactions, mainly interest rate swaps. The financial impact of these hedging instruments are offset in part or in whole by corresponding changes in the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes. Note 7 to the consolidated financial statements includes a discussion of the Company's accounting policies for financial instruments.

Interest rate swaps are used to hedge underlying debt obligations. Based on the Company's overall interest rate exposure as of and during the year ended December 31, 2004, including derivative and other rate sensitive instruments, a near term change in interest rates would not materially affect the Company's financial statements.

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



            ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of these controls and procedures, that our disclosure controls and procedures are effective in timely alerting them to material information relating to OP-TECH required to be included in OP-TECH's periodic SEC filings.

(b) Changes in Internal Controls.
There have been no changes in OP-TECH's internal controls over financial reporting during the last fiscal quarter of 2004 that has materially affected or is reasonably likely to affect the Company's internal control over financial reporting.



                           ITEM 9b - OTHER INFORMATION

None

                                      PART III


                   ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY


The following table sets forth certain information about the directors of the Company, all of whom were unanimously elected at the Annual Meeting of Stockholders of the registrant on May 19, 2004 for a term of one year.

Each director has served continuously since he was first elected.

The Board of Directors held five meetings during the last calendar year. All of the directors attended more than 75% of the total number of meetings held by the Board of Directors.


                             Year
Name, Age                    First
Principal Occupation        Elected               Certain Other Information


Robert J. Berger (58)
Director and Chairman of the Board

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



Richard L. Elander (63)
Director

1991

Mr. Elander has served in his present position as a Director since November of 1991. Mr. Elander currently operates his own construction management consulting business, and he has been appointed to the position of Onondaga County Department of Water Environment
Protection Commissioner.

Cornelius B. Murphy, Jr. (60)
Director

1991

Dr. Murphy has served in his current position since
December 1991. Dr. Murphy has been a director of O'Brien & Gere Limited since 1985. Dr. Murphy also served as President of O'Brien & Gere Limited from
December 1997 to May 1999 and Chairman of the Board of O'Brien & Gere Engineers from January 1993 to
December 1998.  Dr. Murphy currently serves as
President of the State University of New York College of
Environmental Science and Forestry, which is located in Syracuse, New York.



Steven A. Sanders (59)
Director

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




Christopher J. Polimino (39)
Director

2002

Mr. Polimino was named Chief Executive Officer in
January 2001, and has been President of the Company since January 2000. He has been with the Company since December of 1994 and has previously served as Executive Vice President, General Manager, and
Controller.



George W. Lee (56)
Director

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

                               AUDIT COMMITTEE

In October of 2002, the Company's Board of Directors formed an Audit Committee (the "Committee"). The members of the Committee are Messrs. Cornelius Murphy, Richard Elander, and George Lee. The Committee operates under a written charter adopted by the Board of Directors. The Committee held 2 meetings during the year ended December 31, 2004. Its duties and responsibilities include the following:

 -Provides oversight of the financial reporting process and management's responsibility for the integrity, accuracy and objectivity of financial reports, and accounting and financial reporting practices.
 -Recommends to the Board the appointment of the Company's independent public accountants.
 -Provides oversight of the adequacy of the Company's system of internal controls.
 -Provides oversight of management practices relating to ethical considerations and business conduct, including compliance with laws and regulations.

The Committee has met and held discussions with the Chief Financial Officer and the Company's independent accountants, Dannible & McKee, LLP, regarding audit activities. Management has the primary responsibility for the Company's systems of internal controls and the overall financial reporting process. The independent accountants are responsible for performing an independent audit of the Company's consolidated financial statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), and to issue a report thereon. The Committee's responsibility is to monitor and oversee these processes. However, the members of the Committee are not certified public accountants, professional auditors or experts in the fields of accounting and auditing and rely, without independent verification, on the information provided to them and on the representations made by management and the independent accountants.

The Committee recommended to the Board of Directors the appointment of Dannible & McKee, LLP as the Company's independent accountants for the year 2004, as ratified by shareholders. The Company's independent accountants provided to the Committee the written disclosure required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

Management represented to the Committee that the Company's consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants. The Committee discussed with the independent accountants matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees) as currently in effect. Based on these discussions and reviews, the Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for filing with the Securities and Exchange Commission.

As of the date hereof the Board of Directors have not formed either compensation or nomination committees. The Board of Directors as a whole acts in the capacities of these two committees.

The Committee does not have a financial expert. Due to the small size of the Company and lack of financial complexity, the Committee does not anticipate adding a financial expert.

                       EXECUTIVE OFFICERS OF THE COMPANY



Name                           Age                   Position Held

Christopher J. Polimino         39        President and Chief Executive Officer
Charles B. Morgan               51        Chief Operating Officer
Paul Misiaszek                  43        Vice President
Douglas R. Lee                  34        Chief Financial Officer & Treasurer


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

Mr. Lee was named Chief Financial Officer ("CFO") in August 2002 and Treasurer in December 2001, and has been Controller of the Company since March 2001.
Mr. Lee is an inactive Certified Public Accountant in New York State. He previously worked as an Auditor for a public accounting firm from 1993 to 1999, and as Controller for a manufacturing company from 1999 to February 2001.



                      CODE OF ETHICS FOR SENIOR OFFICERS

The Company has adopted a code of ethics that applies to its senior executive and financial officers. The Code of Ethics for senior officers is included in
Exhibit 14.

                      ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth summary information concerning compensation paid or accrued by the Company for services rendered during the last three fiscal years by the Named Executive Officers.


Summary Compensation Table


                        Annual Compensation            Long Term Compensation
                                                         Awards    Payments

Name and                           Other Annual   # of     LTIP     All Other
Principal Position   Year  Salary  Compensation  Options  Payouts  Compensation
------------------   ----  ------  ------------  -------  -------  ------------

Christopher J.
  Polimino           2004 $175,000      -0-        -0-       -0-       -0-
CEO and President    2003 $175,000   $10,000    100,000      -0-       -0-
                     2002 $135,000   $25,000     75,000      -0-       -0-


Charles B. Morgan    2004 $140,000       -0-       -0-       -0-       -0-
COO                  2003 $115,000    $5,000     50,000      -0-       -0-
                     2002 $100,000       -0-     50,000      -0-       -0-

The Company has no formal deferred compensation or bonus plans. The Company has adopted an incentive compensation plan.


Aggregated Option Exercises in Last Fiscal Year

                                       (Exercisable/Unexercisable)

                                    Number of securities   Value of Unexercised
      Shares acquired               underlying unexercised in-the money options
Name    on exercise  Value realized   options at year-end       at year-end
----- -------------- -------------- ---------------------- --------------------
Christopher J. 25,000    $18,250        33,333 / 91,667      $16,666 / $45,834
   Polimino

Charles B.     16,666    $11,500        16,667 / 50,000      $8,333 / $25,000
   Morgan



Compensation of Directors

Directors of the Company are paid $1,000 for each meeting plus reimbursement for their actual expenses incurred in attending meetings.

              ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT


The following table sets forth certain information regarding the beneficial ownership of the company's common stock at March 14, 2005 by persons who, to the knowledge of the Board of Directors, beneficially own more than five percent of the outstanding shares of common stock of the Corporation.

All voting power of the Corporation is vested in its common stock. As of the close of business on March 14, 2005, 11,725,370 shares of common stock par value $.01 per share were outstanding. Each share of common stock is entitled to one vote.


Name and Address              Amount and Nature
of Beneficial Owner       of Beneficial Ownership(1)(2)  Percentage of Class(1)
---------------------     -----------------------------  ----------------------

Richard Messina                4,177,851(2)(3)                  32%
40 Fulton Street, 19th Floor
New York, NY 10038

Robert Berger                  1,171,667(4)                      9%
121 Shirley Rd.
Syracuse, NY 13224

Jurg Walker                    1,000,000                         8%
3 Avenue De La Costa
Monaco 98000

Kevin Eldred                     835,000                         7%
1007 Overlook Terrace
Cazenovia, NY 13035


(1) Based upon the sum of (a) 11,725,370 shares of common stock outstanding,
(b) 757,013 outstanding, unexercised options to purchase shares pursuant to the 2002 Stock Option Plan, and (c) warrants to purchase 480,000 shares issued to Summit Capital Associates, Inc.

(2) All shareholder's directly or beneficially own all shares except for Mr. Messina who owns 1,313,333 shares directly and 2,864,518 shares indirectly.

(3) Includes 480,000 shares issuable upon the exercise of warrants to purchase common stock issued to Summit Capital Associates, Inc.

(4) Includes options to purchase 13,333 shares of Common Stock.

The following table sets forth certain information furnished to the Company regarding the beneficial ownership of the Company's common stock at March 14, 2005 by each director and nominee for election as director and each elective officer. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Name of                Number of Shares of Common
Beneficial Owner       Stock Beneficially Owned (3) (4)     Percentage of Class

Robert J. Berger (1)                 1,171,667                     9%

Richard L. Elander (1)                 429,565                     3%

Steven A. Sanders (1)                   45,352                    <1%

Cornelius B.Murphy, Jr. (1)             21,424                    <1%

Christopher J. Polimino (1) (2)        295,454                     2%

George W. Lee (1)                      186,666                     1%

Charles Morgan (2)                     200,000                     1%

Paul Misiaszek (2)                      80,000                    <1%

Douglas R. Lee (2)                     140,000                    <1%

All Directors as a Group (6 persons) 2,150,128                    17%


(1) Director
(2) Officer
(3) Includes unexercised options to purchase shares of common stock:
    Mr. Berger      13,333
    Mr. Elander     13,333
    Mr. Sanders     13,333
    Mr. Murphy      13,333
    Mr. Polimino   185,000
    Mr. GW Lee      16,667
    Mr. Morgan     100,000
    Mr. Misiaszek   61,668
    Mr. DR Lee     113,334

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Steven A. Sanders, a director of the Company, is of counsel to Rubin, Bailin, Ortoli, Mayer & Baker, LLP, which provides professional services to the Company, and it is anticipated that it will continue to do so. The cost of these services in 2004 was approximately $3,000.

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by Robert J. Berger, a director of the Company. The costs for these services amounted to approximately $838,000 in 2004.

During 2004 certain Officers and Directors of the Company loaned $295,000 to the Company. These amounts were paid back with interest at 8% in January 2005.

              ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


Fees billed by Dannible & McKee, LLP, the Company's principal accountants in the aggregate for each of the last two years were as follows:


                               2004         2003

            Audit Fees     $ 28,000     $ 28,000

            Tax Fees       $ 10,200     $ 14,500


There were no other fees billed for services other than those noted above.

The fees for tax services represent fees for compliance related to Federal and state tax return preparation and filing.

The fees for audit and tax services for 2004 were proposed to the audit committee and approved by that committee in an engagement letter. No other services were provided by the accountants that would require approval by the audit committee.

                                    PART IV



               ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                          AND REPORTS ON FORM 8-K

                                                                         Page
(a)    Financial Statements

  (1)  Report of Independent Accountants                                 F-2
       Consolidated Balance Sheets at December 31, 2004 and 2003         F-3
       Consolidated Statement of Operations for the years ended
         December 31, 2004, 2003, and 2002                               F-4
       Consolidated Statements of Shareholders' Equity for
         the years ended December 31, 2004, 2003, and 2002               F-5
       Consolidated Statements of Cash Flows for the years ended
         December 31, 2004, 2003, and 2002                               F-6
       Notes to Consolidated Financial Statements                        F-7

  (2)  Schedule II, Valuation and Qualifying Accounts for the Years
       Ended 2004, 2003, and 2002                                       F-18


       All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the Financial Statements or notes thereto.


(b)    Reports on Form 8-K filed during the last quarter of 2004:

       None


(c)    Exhibits

    10.1 Stock Option Plan - Incorporated herein by reference to the Company's Information Statement filed November 6, 2002
    14    Code of Ethics                                                 E-1
    21    Subsidiaries of the Registrant                                 E-2
    31    Certifications                                                 E-3
    32    Section 1350 Certifications                                    E-5

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

March 28, 2004

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

/s/ Christopher J. Polimino
President, Chief Executive Officer and Director
Christopher J. Polimino

/s/ Charles B. Morgan
Chief Operating Officer
Charles B. Morgan

  /s/ Paul Misiaszek
Vice President
Paul Misiaszek


Vice President
/s/ Douglas R. Lee
Chief Financial Officer and Treasurer
Douglas R. Lee

                             OP-TECH Environmental
                        Services, Inc. and Subsidiaries
                      Consolidated Financial Statements
                          December 31, 2004 and 2003

Independent Auditors Report


To the Shareholders and Board of Directors of OP-TECH Environmental Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of OP-TECH Environmental Services, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OP-TECH Environmental Services, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the financial statements referred to above, we audited the financial schedules listed under Item 15. In our opinion, these financial schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information stated therein.


/s/ Dannible & McKee, LLP
Syracuse, New York
February 4, 2005 (except for Note 11 as to which the date is February 9, 2005)

               OP-TECH Environmental Services, Inc. and Subsidiaries
                              Consolidated Balance Sheets
                               December 31, 2004 and 2003


                                                          2004          2003
                                                       ----------   -----------
Assets

Current assets:
  Cash (Note 4)                                         $101,738      $58,073
  Accounts receivable, net (Notes 1 and 5)             5,632,209    3,386,795
  Costs on uncompleted projects
    applicable to future billings                        879,200      638,513
  Inventory                                              227,463      219,568
  Current portion of deferred tax asset                   45,500       45,500
  Prepaid expenses and other current assets, net         531,500      281,110
                                                       ---------    ---------
      Total current assets                             7,417,610    4,629,559

Property and equipment, net (Note 6)                   3,415,731    2,989,827
Deferred tax asset (Note 9)                            1,378,878    1,473,500
Other assets                                              28,849       31,419
                                                      ----------   ----------
      Total Assets                                    $12,241,068  $9,124,305
                                                      ==========   ==========

Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                                    $2,533,373   $864,484
  Billings in excess of costs and estimated
    profit on uncompleted contracts                    1,096,475    716,351
  Accrued expenses and other current liabilities         245,057    368,006
  Current portion of long-term debt (Note 7)             775,671    901,336
                                                       ---------    ---------
      Total current liabilities                        4,650,576  2,850,177

Long-term debt, net of current portion (Note 7)        2,210,913  1,510,547
Note payable to bank under line of credit (Note 7)     2,380,375  1,744,473
                                                       ---------    ---------
      Total liabilities                                9,241,864  6,105,197
                                                       ---------    ---------
Shareholders' equity:
  Common stock, par value $.01 per share; authorized
    20,000,000 shares; 11,697,707 and 12,606,045
    shares outstanding as of December 31, 2004 and
    2003, respectively                                   116,976    126,060
  Additional paid-in capital                           6,842,942  7,053,848
  Accumulated deficit                                 (3,960,714)(4,160,800)
                                                      -----------  -----------
      Shareholders' equity, net                        2,999,204  3,019,108
                                                      -----------  -----------
      Total Liabilities and Shareholders' Equity      12,241,068 $9,124,305
                                                      ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements

                 OP-TECH Environmental Services, Inc. and Subsidiaries
                         Consolidated Statements of Operations
                     Years Ended December 31, 2004, 2003 and 2002

                                               2004        2003        2002
                                           -----------  ----------  ----------

Project billings and services              $18,170,103 $15,037,888 $15,093,052
Project costs                               12,855,714  10,399,088  10,916,214
                                           ----------- ----------- -----------
  Gross margin                               5,314,389   4,638,800   4,176,838

Selling, general and administrative expenses 4,727,583   3,963,069   3,465,557
                                             ---------  ----------  ----------
  Operating income                             586,806     675,731     711,281
                                             ---------  ----------  ----------

Other income (expense):
  Interest expense                            (253,854)   (190,707)   (167,542)
  Other, net                                      (268)     (3,655)      9,927
                                              ---------   ---------   ---------
                                              (254,122)   (194,362)   (157,615)
                                              ---------   ---------   ---------

Net income before income taxes                 332,684     481,369     553,666
                                              ---------   ---------   ---------

Income tax (expense) (Note 9)
  Current                                      (13,598)    (26,000)        -
  Deferred                                    (119,000    1,503,662        -
                                             ----------   ---------   ---------
                                              (132,598)   1,477,662        -
                                             ----------   ---------   ---------

  Net Income                                  $200,086   $1,959,031    $553,666
                                            ===========   ==========  ==========

Earnings per common share - basic
  and diluted (Note 2)                          $0.02       $0.12         $0.04


The accompanying notes are an integral part of the consolidated financial statements

                 OP-TECH Environmental Services, Inc. and Subsidiaries
                   Consolidated Statements of Shareholders' Equity
                     Years Ended December 31, 2004, 2003 and 2002


                                              Additional
                             Common    Common  Paid-In  Accumulated
                             Shares    Stock   Capital     Deficit      Total
                           ----------  ------  --------  ------------  --------

Balance at December
  31, 2001                11,703,963 $117,040 $7,791,152 $(6,673,497)$1,234,695

Issuance of
  7,999,994 Shares         7,999,994   80,000    308,995        -      388,995

Purchase and Retirement
  of 4,385,170 Shares     (4,385,170) (43,852)  (394,665)       -     (438,517)

Net Income                       -        -          -       553,666    553,666
                          ----------- --------  ---------  ---------  ---------

Balance at
  December 31, 2002       15,318,787  153,188   7,705,482 (6,119,831) 1,738,839

Issuance of 98,328 Shares     98,328      983       4,917      -          5,900

Purchase and Retirement
  of 2,811,070 Shares     (2,811,070) (28,111)   (671,889)     -      (700,000)

Tax Benefit of the Exercise
  of Stock Options              -        -         15,338      -        15,338

Net Income                      -        -            -    1,959,031  1,959,031
                          ---------- ---------- -------- ----------  ---------

Balance at December
  31, 2003               12,606,045  126,060  7,053,848  (4,160,800)  3,019,108

Purchase and Retirement
 of 1,000,000 Shares     (1,000,000) (10,000)  (240,000)      -       (250,000)

Issuance of 3,333 Shares      3,333       33        300       -            333

Issuance of 88,329 Shares    88,329      883      4,416       -           5,299

Tax Benefit of the Exercise
 Of Stock Options               -         -      24,378       -          24,378

Net Income                      -         -         -       200,086     200,086
                          ---------- ---------- -------- ----------  ---------

Balance at December
  31, 2004               11,697,707  $116,976  $6,842,942$(3,960,714)$2,999,204
                         ==========  ========  ========== =========== =========


The accompanying notes are an integral part of the consolidated financial statements

                 OP-TECH Environmental Services, Inc. and Subsidiaries
                         Consolidated Statements of Cash Flows
                     Years Ended December 31, 2004, 2003 and 2002


                                                 2004        2003       2002
                                              ----------   --------   --------
Operating activities:
 Net income                                   $200,086   $1,959,031   $553,666
 Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
   Bad debt expense                              14,689      110,682     12,058
   Depreciation and amortization                566,567      454,362    317,380
   Loss on disposal of equipment                  9,964       47,790       -
   Provision for deferred income taxes          119,000   (1,503,662)      -
   (Increase) decrease in operating assets and
    increase (decrease) in operating liabilities:
     Accounts receivable                     (2,260,103)  1,142,254 (1,766,106)
     Costs on uncompleted projects
      applicable to future billings             (240,687)  (239,625)     21,227
     Prepaid expenses, Inventory and
      other assets, net                          140,688   (148,185)   (82,615)
     Billings and estimated profit in excess
      of costs of uncompleted contracts          380,124    148,928      26,050
     Accounts payable and other accrued expenses 1,545,940 (946,622)    670,275
                                                ---------  ---------  ---------
       Net cash provided by (used in)
        operating activities                     476,268   1,024,953  (248,065)
                                               ----------  ---------- ---------

Investing activities:
  Purchases of property and equipment           (582,586)  (577,089)  (727,891)
                                               ----------  ---------- ---------

        Net cash used in investing activities   (582,586)  (577,089)  (727,891)
                                               ----------  ---------- ---------

Financing activities:
  Proceeds from issuance of common stock, net      5,632      5,900    388,995
  Purchase of common stock                      (250,000)  (700,000)  (438,517)
  Outstanding checks in excess of bank balance       -      (74,662)    54,003
  Loans from directors and officers              295,000        -          -
  Repayments of loans to directors and officers  (22,500)       -          -
  Proceeds from notes payable to banks and
   long-term borrowings, net of financing costs 9,941,564 8,944,678 8,665,285 Principal payments on current
   and long-term borrowings                   (9,819,713)(8,565,707)(7,745,628)
                                              ---------- ---------- -----------

        Net cash (used in) provided by
         financing activities                    149,983   (389,791)   924,138
                                               --------- ---------- -----------

Increase (decrease) in cash
   and cash equivalents                           43,665     58,073    (51,818)

Cash and cash equivalents
   at beginning of year                           58,073       -        51,818
                                                ---------  ---------  ---------
Cash and Cash Equivalents
   at End of Year                                $101,738   $58,073       $-
                                                =========  =========  =========


Non-cash items:
  Equipment purchased through
    bank and other financing sources            $412,349    $207,282    $284,831
  Non-cash financing of insurance               $403,902        -           -



The accompanying notes are an integral part of the consolidated financial statements

1. Summary of Significant Accounting Policies

Basis of Presentation

OP-TECH Environmental Services, Inc. and Subsidiaries (the "Company"), a Delaware corporation headquartered in Syracuse, New York, provides comprehensive environmental and industrial cleaning and decontamination services predominately in New York, New England, Pennsylvania, New Jersey, and Ohio. The Company performs industrial cleaning of hazardous and non-hazardous materials and provides varying services relating to plant facility closure, including interior and exterior demolition and asbestos removal. In addition, the Company provides remediation services for sites contaminated by hazardous and non-hazardous materials and provides 24-hour emergency spill response services. The Company's revenues are derived from state agencies, industrial companies and municipalities facing complex environmental clean-up problems associated with hazardous and non-hazardous materials as required by various governmental agencies. The Company's services include assessing the regulatory, technical, and construction aspects of the environmental issue, and performing the necessary remediation activities. The Company seeks to provide its clients with remedial solutions which integrate the various aspects of a project and are well-documented, practical, cost effective, and acceptable to regulatory agencies and the public.

OP-TECH AVIX, Inc. (AVIX) is a subsidiary of OP-TECH Environmental Services, Inc. formed in January 2002 to pursue and engage in diversified lines of business. In The fourth quarter of 2004 this subsidiary became inactive and the Company is no longer pursuing the lines of business that AVIX performed. Therefore, separate segment information is no longer presented in the Financial Statements.

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

Project Income Recognition

Contracts are predominately short-term in nature (less than three months), and revenue is recognized as costs are incurred. Project costs include all direct material, equipment, and labor costs and those indirect costs related to contract performance.

Revenues recognized in excess of amounts billed are recorded as a current asset. Deferred revenue resulting from billings that exceed costs and estimated profit is reflected as a current liability.

Provisions for estimated losses are made in the period in which such losses are determined.

Normal delays relating to receipt of job-related vendor invoices, payroll processing, and billing compilation typically cause customer invoices relating to revenue earned in a certain month to be mailed in the first two weeks of the following month. Such invoices mailed after year-end that are included in December 31, 2004 and December 31, 2003 accounts receivable are approximately $701,000 and $999,000, respectively.


                                   F7

Concentration of Business Risk - Significant Customers

Sales to one customer, other than an affiliated party, amounted to approximately $3,845,000, $2,265,000, and $5,600,000 in 2004, 2003 and 2002,
respectively. Accounts receivable at December 31, 2004 and 2003 include $1,690,000 and $1,007,000 respectively, from this customer.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that represents management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Additionally, management estimates a general allowance covering other amounts that may not be collectible.

Inventory

Inventories, consisting of spill response and remediation supplies and materials, are stated at the lower of cost or market value. Cost is determined using the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to expense as incurred. Depreciation of assets including those recorded under capital leases is provided for using the straight-line method over useful lives typically ranging from 3 to 15 years and 40 years for buildings.

Long and Short-Term Debt

The carrying amounts of the Company's short-term collateralized and unsecured borrowing and non-traded variable-rate long-term debt agreements approximate fair value.

Financial Instruments
The Company maintains various financial instruments in the ordinary course of business, which consist of cash, accounts receivable and payable, notes payable, long-term debt and a line of credit. The carrying value of the Company's financial instruments approximates their fair value at December 31, 2004 and 2003. The fair values of fixed rate notes payable and long-term debt are determined using incremental borrowing rates available to the Company for similar types of borrowings. All other financial instruments are short-term in nature and their fair values are based on the amounts that they have been or will be settled for subsequent to the balance sheet date.

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


                                  F8

2.  Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding for the period, which were 11,849,508, 15,356,933, and 14,273,139 for the years ended December 31, 2004, 2003 and 2002, respectively. Basic earnings per share is computed by dividing net income by the weighted average shares outstanding. Diluted earnings per share includes the potentially dilutive effect of common stock equivalents.

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

On August 2, 2002, the Company purchased and retired 4,385,170 shares of its common stock from two of the Company's largest shareholders. 2,811,070 shares were purchased from M&T Bank for $.10 per share, or $281,107. 1,574,100 shares were purchased from O'Brien & Gere Limited for $.10 per share, or $157,410.

On December 30, 2003, the Company purchased and retired the remaining 2,811,070 shares of its common stock from M&T Bank for $.249 per share, or $700,000.

On March 16, 2004 the Company purchased and retired 1,000,000 shares of its common stock from O'Brien & Gere Limited for $.25 per share, or $250,000.


3.  Related Party Transactions

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc. which is owned by a director of the Company. The cost for these services amounted to approximately $838,000, $1,210,000, and $880,000 in 2004, 2003 and 2002, respectively.

A director of the Company is of counsel to Rubin, Bailen, Ortoli, Mayer & Baker, LLP beginning in January 2004, and Spitzer & Feldman PC in 2003 and 2002. These firms provided professional services to the Company, and it is anticipated that Rubin, Bailen, Ortoli, Mayer & Baker, LLP will continue to do so. The cost for these services amounted to approximately $3,000, $8,000, and $18,000 in 2004, 2003 and 2002, respectively.


                                       F9

4.  Cash

The Company voluntarily applies all available cash in excess of $25,000 in the Company's operating account to pay down the Company's note payable to bank under line of credit (Note 7) nightly.


5.  Accounts Receivable

Accounts receivable at December 31, 2004 and 2003 consists of:

                                                  2004         2003
                                                 ----------   ----------

    Accounts Receivable, gross                   $5,806,709   $3,573,795
    Allowance for uncollectible receivables        (174,500)    (187,000)
                                                 -----------  -----------
    Accounts Receivable, net                     $5,632,209   $3,386,795
                                                 ===========  ===========


All customer accounts receivable collateralize the Company's outstanding loans with its primary lender (see Note 7).


6.  Property, Plant and Equipment

Property, plant and equipment at December 31, 2004 and 2003 consist of:


                                       2004        2003
                                    ---------   ---------
    Furniture and fixtures            $21,758    $22,267
    Buildings and land                973,190    893,190
    Office machines                   229,147    236,884
    Field equipment                 4,400,940  3,572,180
    Aqueous treatment system             -       121,728
                                    ---------   ---------
                                    5,625,035  4,846,249
    Less: Accumulated depreciation (2,209,304)(1,856,422)
                                   ---------- ----------
                                   $3,415,731 $2,989,827
                                   ========== ==========


Depreciation expense approximated $558,000, $434,000, and $314,000 for 2004, 2003 and 2002, respectively.



                                        F10

7.  Long-Term Debt Obligations
Long-term debt at December 31, 2004 and 2003 consists of:

                                                           2004         2003

Note payable to bank under line of
  credit. Paid January 25, 2005.                           $-       $1,744,473

Note payable to bank under line of
  credit. Due September 30, 2006. (a)                   2,380,375         -
                                                        ---------   -----------
Term Loans under equipment line of credit, due in
  Monthly installment payments aggregating $33,748,
  plus interest at prime plus 1.25%.
  Paid January 25, 2005. (a)                                -        1,482,374

Insurance Financing Note, due in monthly installment
  Payments of $31,821, including interest at
  prime plus 1.25%. (a)                                     -          218,833

Stock Purchase Financing Note, due in monthly
  installment payments of $9,722, plus interest
  at prime plus 1.5%.  Paid January 25, 2005. (a)           -          350,000

Term Loan due in monthly installment payments
  of $24,848 plus interest at prime plus .75%,
  hedged by an interest rate swap (a)                   2,087,240          -

Notes payable to certain Directors and Officers,
  unsecured, due on March 31, 2005 plus interest
  at 8%.  Paid on January 19, 2005.                       272,500          -

Insurance Financing Note, due in monthly installment
  Payments of $50,033, plus interest at 7.51%,
  collateralized by the assignment of unearned premiums    52,108          -

Equipment Notes, due in monthly installment payments
  Aggregating $11,212 and $5,110 at December 31, 2004
  and 2003, including interest at rates ranging from
  4.9% to 8.9%, collateralized by equipment with a
  carrying value of approximately $500,000 and $145,000
  at December 31, 2004 and 2003, respectively.            463,822      142,613

Equipment Notes, due in monthly installment payments
  Aggregating $8,929 at December 31, 2004 and 2003,
  with 0% interest, collateralized by equipment with
  a carrying value of approximately $125,000 and
  $225,000 at December 31, 2004 and 2003, respectively.   110,914      218,063
                                                       ------------   ---------
                                                         2,986,584    2,411,883
Less: Current portion                                     (775,671)   (901,336)
                                                       ------------   ---------
                                                        $2,210,913  $1,510,547
                                                        ==========  ==========


                                       F11

(a) On January 25, 2005 the Company entered into financing agreements (the "Agreements") with a new financial institution ("Primary Lender"). As a result several loans were repaid. The footnote descriptions and schedule of future maturities have been revised to reflect the new agreement.

The Agreements include a Line of Credit note which provides for borrowings up to $2,900,000 to be used to provide working capital and expires on September 30, 2006, unless renewed by the lender. Interest will be charged at a rate ranging from prime plus .50% to prime minus .50%, adjusted annually based upon the minimum fixed charge coverage ratio (EBITDA (earnings before interest expense, income tax expense, depreciation and amortization) minus dividends paid minus unfunded capital expenditures divided by current maturities of long-term debt and leases plus interest expense) as calculated in the previous year-end audited financial statements, beginning in 2005 using the calculation from the December 31, 2004 financial statements, as follows:

    Fixed Charge Coverage Ratio      Interest Rate
    ---------------------------      -------------
    >/= 1.05 - 1.24                  Prime + .50%
    >/= 1.25 - 1.39                  Prime
    >/= 1.40                         Prime - .50%


The Agreements also include an Equipment Line of Credit agreement which provides for borrowings up to $250,000 to be used to provide equipment financing. Advances on the Equipment Line of Credit may be made until September 30, 2005 (the "Conversion Date"). Advances on the Equipment Line of Credit are limited to a maximum of 90% of the purchase price of titled vehicles and 80% of the purchase price of non-titled vehicles. Interest will be accrued and paid at a rate of prime plus .50% until the Conversion Date and at a rate of prime plus .75% after the conversion date. The outstanding principal balance on the Conversion Date shall be repaid in equal installments of principal and interest based upon a seven (7) year amortization period.

The Agreements also include a Term Loan agreement which is due in monthly principal installment payments of $24,848 plus interest at a rate of prime plus .75%, hedged by an Interest Rate Swap Transaction.

On January 25, 2005, the Company entered into an Interest Rate Swap
Transaction with its Primary Lender to hedge against rising interest rates on the floating rate Term Loan debt. The liability being hedged is the variability in cash flows related to fluctuations in interest payments made. The fluctuation in interest rates exposes the Company to the risk of higher interest expense. The purpose of the Swap Agreement is to limit the Company's exposure to rising interest rates during the term of the floating rate Term Loan noted above. The swap has been designated as a cash flow hedge.

Based on Managements analysis of historical interest rates and current market conditions, Management believes that interest rates will rise over the next seven (7) years. Management entered into this Swap Agreement to guard the Company from rising interest rates.

The interest rate swap hedge instrument has a fixed rate of 7.05%, matures on February 1, 2012, and has a notional amount that remains equal to the principal balance on the Term Loan. The notional amount on January 25, 2005 is $2,087,240. The difference between the prime rate, as periodically adjusted, and the Interest Rate Swap rate of 7.05% will be settled monthly. The effect of the interest rate swap is to fix the floating rate on the Term Loan at 7.80%.

                                      F12

The Agreements are collateralized by all present and future right, title and interest in all of the personal property of the Company including, but not limited to, all accounts receivable, inventory and equipment. This collateral has a carrying value at December 31, 2004 as follows:


Accounts Receivable, net of Allowance for Doubtful Accounts       $5,632,209
    Inventory                                                        227,464
    Equipment, net of Accumulated Depreciation                     2,368,032
                                                                  ----------
                                                                  $8,227,705
                                                                  ==========


The Agreements also include certain financial covenants including a minimum fixed charge coverage ratio, a tangible net worth ratio, a debt to net worth ratio, and a consecutive quarterly net loss provision; cross-collateralization provisions; and a material adverse change clause which permits the financial institution to call its obligation if the Company fails to comply with covenants, as defined, or in the event of a material adverse change in the Company's business. Management does not anticipate any adverse changes in the next twelve months, however, there can be no assurances.


Interest paid amounted to approximately $254,000, $190,000, and $153,000 in 2004, 2003 and 2002, respectively

Scheduled principal payments on long-term debt for the next five years, not including the note payable to bank under line of credit, are as follows:



      2005  $775,671
      2006   416,887
      2007   408,000
      2008   393,785
      2009   346,191
Thereafter   646,050
          ----------
          $2,986,584
          ==========


At December 31, 2004 the Company has outstanding commitments in the form of standby letters of credit in the amount of approximately $110,000 securing various agreements.


                                   F13

8.  Operating Lease Obligations

Office facilities and various field equipment are leased under noncancelable operating leases expiring at various dates through 2007. Rent expense incurred under these operating leases amounted to approximately $405,000, $385,000, and $456,000 in 2004, 2003 and 2002, respectively. Future minimum lease payments under noncancelable operating leases are as follows:


      2005     $387,950
      2006      286,085
      2007      159,207
      2008       59,626
      2009       36,950
      Thereafter    -
                -------
               $929,818
               ========


9.  Income Taxes
The following summarizes the income tax (benefit) expense at December 31, 2004, 2003 and 2002:


                 2004      2003      2002
              ---------  --------  ---------
    Current:
      Federal      $-       $-        $-
      State      13,598    26,000      -
               --------  --------  --------
                 13,598    26,000      -

    Deferred    119,000 (1,503,662)    -
              ---------  --------  --------

               $132,598 (1,477,662)   $-
            ============ ========  ========


In 2003 and 2002, the difference between the expected tax provision resulting from the application of the federal statutory income tax rate to pre-tax income is due principally to adjustment of the valuation allowance related to recognition of net operating loss carryforwards.

In 2004 the difference is due to nondeductible items, state taxes and graduated federal tax rates. The deferred tax expense recognized in 2004 represents the effect of changes in temporary differences.

At December 31, 2003, the Company has federal net operating loss ("NOL") carryforwards of approximately $5,100,000 for income tax purposes. The federal net operating loss carryforward expires at various times beginning in 2009 through the year ending December 31, 2019. Income taxes and franchise taxes paid were approximately $12,000 and $13,000 in 2003 and 2002, respectively.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2002, the Company recorded a valuation allowance amounting to the entire net deferred tax asset due to uncertainty as to the ultimate recovery of the assets.


                                     F14

In the fourth quarter of 2003 the Company recognized a portion of the net operating loss carryforwards by reducing the valuation allowance recorded in prior years. The Company believes that it is more likely than not that the taxable income in future years will be sufficient to utilize a portion of these loss carryforwards. Minimum taxable income is anticipated to be approximately $300,000 per year to enable utilization of these losses.

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2004 and 2003 are as follows:

                                          2004        2003
                                        -----------  -----------

  Deferred tax liabilities:
    Depreciation                         $(246,516  $(155,835)
    Accrued expenses                       (25,568)   (27,344)
                                         ----------  ----------
                                          (272,084)  (183,179)
                                         ----------  ----------
  Deferred tax assets:
    Net operating loss carryforward      2,120,692   2,124,548
    Accounts receivable reserve             75,770      72,844
    Accrued expenses                           -           -
    AMT tax credits                            -         4,787
                                         ----------  -----------
                                         2,196,462   2,202,179
                                         ----------  -----------

  Net Deferred tax asset                 1,924,378   2,019,000
  Valuation allowance for deferred assets (500,000)   (500,000)
                                         ----------  -----------
    Net deferred tax asset, net
      of valuation allowance            $1,424,378   $1,519,000
                                        ===========  ===========



10.  Employee Benefit Plan

The Company maintains a defined contribution employee retirement plan ("Retirement Plan") which covers substantially all employees. The Retirement Plan is funded by voluntary employee contributions which are matched by the Company at a designated percentage, and additional contributions by the Company at the discretion of the Board of Directors. Matching contributions made by the Company to the Retirement Plan were approximately $18,000, $17,000, and $16,000 in 2004, 2003 and 2002, respectively. The Company did not make discretionary contributions to the Retirement Plan in 2004, 2003 and 2002.

                                  F15

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

Under the Omnibus Plan, on November 19, 2003 the Company granted 335,000 NQSO's. The exercise price of each NQSO equals the market price of the Company's stock on the date of grant ($0.15), and an NQSO's maximum term is 10 years. The NQSO's vest and are exercisable on a three-year vesting schedule

A summary of the status of the Company's NQSO's granted under the Omnibus Plan as of December 31, 2004, 2003 and 2002, and changes during the years ending on those dates follows:



                                                 Shares   Exercise Price

    Outstanding at December 31, 2002             335,000       $0.06
    Granted February 24, 2003                     10,000       $0.10
    Granted November 19, 2003                    335,000       $0.15
    Exercised                                    (98,328)      $0.06
    Forfeited                                        -           -
    Expired                                          -           -
                                                ---------   ------------
    Outstanding at December 31, 2003              581,672   $0.06 - 0.15
                                                ---------   ------------

    Exercised                                     (88,329)     $0.06
    Exercised                                      (3,333)     $0.10
    Forfeited                                     (41,667)   $0.06 - 0.15
    Expired                                           -           -
                                                ----------   ------------
    Outstanding at December 31, 2004              448,343    $0.06 - 0.15
                                                ----------   ------------
    Options exercisable at December 31, 2004      123,997    $0.06 - 0.15
                                                ----------   ------------


The Company applies APB Opinion 25 and related Interpretations in accounting for its Omnibus Plan. Accordingly, no compensation cost has been recognized for the NQSO's granted on May 21, 2002, February 24, 2003 and November 19, 2003. Had compensation cost for the Company's Omnibus Plan been determined based on the fair value at the grant dates for awards under the Omnibus Plan consistent with the method of FASB Statement 123, the Company's net income and earnings per share for the year ended December 31, 2004 and 2003 would not be materially different from the amounts reported.


                                      F16

On January 26, 2005, the Company granted 369,000 NQSO's. The exercise price of each NQSO equals the market price on the date of grant ($0.40), and an NQSO's maximum term is 10 years. The NQSO's vest and are exercisable on a three-year vesting schedule.

On February 9, 2005, 27,663 options were exercised at $.15 per share.


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



13.  Two-Year Selected Quarterly Financial Data (Unaudited)




                               Year Ended December 31, 2004

                               Quarter   Quarter    Quarter     Quarter
                                Ended     Ended      Ended       Ended
                              March 31   June 30    Sept 30     Dec 31
                               --------   -------   ---------   ---------
Project billings              $3,262,062 $4,027,929 $5,008,986 $5,871,126
Gross margin                   1,094,286  1,203,483  1,471,882  1,544,738
Net income (loss)                (94,898)    23,747    142,689    128,548
Net income (loss) per
  share (basic and dilutive)    $(0.00)     $0.00      $0.01       $0.01




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


                                        F17

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                     Balance at                      Balance at
                                     Beginning                         End of
Description                          of Period  Additions  Deductions  Period
----------------------------------   ---------  ---------  ----------  -------

YEAR ENDED DECEMBER 31, 2004

Reserves deducted from assets to
  which they apply:
    Doubtful accounts receivable     $187,000   $14,689    $27,189(a) $174,500
    Valuation allowance for
      deferred assets                $500,000      $-          $-     $500,000

YEAR ENDED DECEMBER 31, 2003

Reserves deducted from assets to
  which they apply:
    Doubtful accounts receivable     $140,000   $110,682   $63,682 (a)$187,000
    Valuation allowance for
      deferred assets              $2,443,551      $-    $1,943,551   $500,000

YEAR ENDED DECEMBER 31, 2002
Reserves deducted from assets to
  which they apply:
    Doubtful accounts receivable     $194,782    $43,805    $98,587(a) $140,000
    Valuation allowance for
      deferred assets              $2,547,663      $-      $104,112  $2,443,551


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

               EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT

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

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: March 28, 2005
/s/ Christopher J. Polimino
Christopher J. Polimino
President and Chief Executive Officer

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

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: March 28, 2005
/s/ Douglas R. Lee
Douglas R. Lee
Chief Financial Officer and Treasurer

EXHIBIT 32 - SECTION 1350 CERTIFICATIONS

Certifications Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


I, Christopher J. Polimino, President and Chief Executive Officer of OP-TECH Environmental Services, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: March 28, 2005
/s/ Christopher J. Polimino
Christopher J. Polimino
President and Chief Executive Officer




I, Douglas R. Lee, Chief Financial Officer and Treasurer of OP-TECH Environmental Services, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 28, 2005
/s/ Douglas R. Lee
Douglas R. Lee
Chief Financial Officer and Treasurer

<END>