Form 10-Q
period 2005-03-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2005-05-12
CIK 858748

Securities and Exchange Commission
                       Washington, DC 20549

                            FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  March 31, 2005

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

                           Yes   or No X

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2005: 11,725,370

       OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

                                     INDEX




PART I.   FINANCIAL INFORMATION                                    Page No.


   Item 1.  Financial Statements

            Consolidated Balance Sheets
            -March 31, 2005 (Unaudited) and December 31, 2004(Audited)   3

            Consolidated Statements of Operations

            -Three months ended March 31, 2005 and
             March 31, 2004 (Unaudited)                                  4

            Consolidated Statements of Cash Flows
            -Three months ended March 31, 2005 and
             March 31, 2004 (Unaudited)                                  5

             Notes to Consolidated Financial Statements (Unaudited)    6-9


   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       9-12


   Item 3.   Quantitative and Qualitative Disclosure About Market Risk   13


   Item 4.   Controls and Procedures                                     14


PART II.     OTHER INFORMATION                                           15


             SIGNATURES                                                  16


             CERTIFICATIONS                                            19-21

ITEM #1 FINANCIAL STATEMENTS                     PART I - FINANCIAL INFORMATION


     OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS



                                                    (UNAUDITED)
                                                      March 31,    December 31,
                                                         2005          2004
                                                    ------------- -------------

                    ASSETS

Current Assets:
   Cash                                                $127,622     $101,738
   Accounts receivable (net of allowance for
     doubtful accounts of approximately $210,000
     and $175,000, respectively)                      4,083,999    5,632,209
   Costs on uncompleted projects applicable
     to future billings                                 812,850      879,200
   Inventory                                            234,344      227,463
   Current portion of deferred tax asset                 45,500       45,500
   Prepaid expenses and other current assets, net       377,437      531,500
                                                     -----------   ----------
           Total Current Assets                       5,681,752    7,417,610

Property and equipment, net                           3,613,951    3,415,731
Deferred tax asset                                    1,398,078    1,378,878
Other assets                                             28,849       28,849
                                                     -----------   ----------

           Total Assets                             $10,722,630  $12,241,068
                                                    ============ ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                  $1,250,955   $2,533,373
   Billings in excess of costs and estimated
     profit on uncompleted projects                     575,433    1,096,475
   Accrued expenses and other current liabilities       418,774      245,057
   Current portion of long-term debt                    505,389      775,671
                                                     -----------  -----------
         Total Current Liabilities                    2,750,551    4,650,576

Long-term debt, net of current portion                2,310,415    2,210,913
Note payable to bank under line of credit             2,686,973    2,380,375
                                                      ----------  -----------
         Total Liabilities                            7,747,939    9,241,864
                                                      ----------  -----------

Shareholders' Equity:
   Common stock, par value $.01 per share; authorized
     20,000,000 shares; 11,725,370 and 11,697,707
     shares issued and outstanding as of March 31,
     2005 and December 31, 2004, respectively           117,254      116,976
   Additional paid-in capital                         6,846,815    6,842,942
   Accumulated deficit                               (3,992,960)  (3,960,714)
   Accumulated other comprehensive income                 3,582          -
                                                     -----------  -----------
         Total Shareholders' Equity                   2,974,691    2,999,204
                                                     -----------  -----------
         Total Liabilities and Shareholders' Equity $10,722,630  $12,241,068
                                                    ===========  ============


The accompanying notes are an integral part of the consolidated financial statements.

ITEM #1 FINANCIAL STATEMENTS                     PART I - FINANCIAL INFORMATION


      OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                      March 31,     March 31,
                                                        2005          2004
                                                     ----------    ----------

Project revenue                                      $4,865,202    $3,262,062

Project costs                                         3,523,489     2,167,776
                                                     -----------   ----------
Gross margin                                          1,341,713     1,094,286
                                                     -----------   ----------

Operating expenses:
    Payroll expense and related payroll taxes
      and benefits                                      569,873       627,708
    Office Expense                                      124,181       120,150
    Occupancy                                           120,395        98,108
    Business Insurance                                   94,750        66,285
    Professional Services                                89,539       104,877
    Telephone                                            38,869        39,669
    Equipment Expenses
        Fuel                                            131,705        94,854
        Insurance                                        44,994        29,343
        Depreciation                                    121,643       121,351
        Repairs & Maintenance                           125,405       101,065
        Operating Leases                                 68,233        36,253
        Other Equipment Expenses                         20,683         5,770
        Equipment Utilization Credit                   (366,278)     (314,584)
    Other expenses                                      141,406        68,224
                                                      ----------    ----------
                                                      1,325,398     1,199,073
                                                      ----------    ----------

Operating income (loss)                                  16,315      (104,787)
                                                      ----------    ----------

Other income and (expense):
   Interest expense                                     (71,235)      (42,103)
   Other, net                                             1,174            (8)
                                                       ---------    ----------
                                                        (70,061)      (42,111)
                                                       ----------   ----------

Net loss before income taxes                            (53,746)     (146,898)

Income tax benefit                                       21,500        52,000
                                                       ---------   -----------

Net loss                                               $(32,246)     $(94,898)
                                                       =========   ===========


Earnings per common share:
  Basic and diluted                                     $(0.003)      $(0.008)

Weighted average shares outstanding:
  Basic                                              11,713,690    12,419,305
  Diluted                                            11,713,690    12,419,305


The accompanying notes are an integral part of the consolidated financial statements.

ITEM #1 FINANCIAL STATEMENTS                     PART I - FINANCIAL INFORMATION


         OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                         March 31,   March 31,
                                                           2005        2004
                                                       -----------  ----------

Operating activities:
 Net loss                                                $(32,246)  $(94,898)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Bad debt expense                                        13,535      1,875
   Depreciation and amortization                          130,443    136,075
   Provision for deferred income taxes                    (21,500)   (52,000)
   (Increase) decrease in operating assets and
    increase (decrease) in operating liabilities:
     Accounts receivable                                1,534,675    533,300
     Costs on uncompleted projects applicable to
      future billings                                      66,350      5,910
     Billings and estimated profit in excess of
      costs on uncompleted contracts                     (521,042)   (72,139)
     Prepaid expenses, inventory and other assets         147,182     32,086
     Accounts payable and accrued expenses             (1,108,701)  (405,500)
                                                       -----------  ----------
           Net cash provided by operating activities      208,696     84,709
                                                       -----------  ----------

Investing activities:
   Purchase of property and equipment                    (258,823)  (409,595)
                                                       -----------  ----------
           Net cash used in investing activities         (258,823)  (409,595)
                                                       -----------  ----------

Financing activities:
   Proceeds from issuance of common stock                   4,151        333
   Purchase of common stock                                   -     (250,000)
   Proceeds from note payable to bank and current
    and long-term borrowings, net of financing costs    2,075,457  2,525,203
   Principal payments on current and
     long-term borrowings                              (2,003,597)(2,008,723)
                                                       ----------- ----------
         Net cash provided by financing activities         76,011    266,813
                                                       ----------- ----------

Increase (decrease) in cash                                25,884    (58,073)

Cash at beginning of period                               101,738     58,073
                                                       -----------  ---------

Cash at end of period                                    $127,622       $-
                                                       ===========  =========

Non-cash item
   Equipment purchased through bank and other
     financing sources                                    $69,840       $-



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

The unaudited financial statements include the accounts of the Company and its two wholly-owned subsidiaries; OP-TECH Environmental Services, Ltd, an inactive Canadian company, and OP-TECH AVIX, Inc. All material intercompany transactions and balances have been eliminated in consolidation.

The balance sheet at December 31, 2004 has been derived from the audited balance sheet included in the Company's annual report on Form 10-K for the year ended December 31, 2004.


2. Comprehensive Income

The components of comprehensive income (loss) were as follows:

                                                March 31, 2005   March 31, 2004

    Net income (loss)                            $ (32,246)       $ (94,898)

    Other comprehensive income (loss):
      Change in fair value of cash flow hedge
      Net of income tax of $2,300 in 2005            3,582              -
                                                 ----------       -----------

      Comprehensive income (loss)                $ (28,664)       $ (94,898)
                                                 ==========       ==========

3. Revenue Recognition

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


4. Related Party Transactions

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company. The costs for these services amounted to approximately $209,000 and $133,000 for the three months ended March 31, 2005 and 2004, respectively.


5. Earnings per Share

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


6.  Stock Based Compensation

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly no compensation cost was recognized for non-qualified stock options issued. Had compensation cost for these options been determined based on their fair value at the grant date consistent with the method proscribed under Financial Accounting Standards Board ("FASB") Statement No. 123 "Accounting For Stock-Based Compensation", the Company's net income (loss) and per share amounts reported for the quarters ended March 31, 2005 and 2004 would not be materially different. The Company does not intend to adopt the fair value accounting for stock based compensation in accordance with FASB Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123".

On January 26, 2005 the Company issued options to purchase 369,000 shares at $0.40 per share.

In February 2005 holders of options to purchase common stock at $.15 per share exercised those options resulting in the issuance of 27,663 shares of common stock.

7.  Income Taxes

The Company has recognized a tax benefit in the quarter ended March 31, 2005 as the benefit is expected to be realized during the current year.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005 the Company had cash of $127,622 compared to $101,738 at December 31, 2004. The Company voluntarily applies all available cash in the Company's operating account to pay down the Company's note payable to bank under the line of credit.

At March 31, 2005, the Company had working capital of $2,931,201 compared to $2,767,034 at December 31, 2004, with a current ratio of 2.07 to 1 at March 31, 2005 and 1.60 to 1 at December 31, 2004.

For the three months ended March 31, 2005, the Company's net cash provided by operations was $208,696 compared to net cash provided by operations of $84,709 during the three months ended March 31, 2004. The cash provided by operations for the three months ended March 31, 2005 was primarily a result of a net collection of accounts receivable, partially offset by a paydown of accounts payable.

The Company's net cash used in investing activities of $258,823 during the first three months of the year was attributable to the purchase of various field equipment.

The Company's net cash provided by financing activities was $76,011, which was primarily due to the net proceeds from the Company's long-term debt as a result of the financing of the cash used in investing activities.

As of March 31, 2005, the Company had a loan agreement that provided for borrowings up to $2,900,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. The loan is payable on September 30, 2006. The loan bears interest at a rate of prime plus .50 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company. As of March 31, 2005, borrowing against the revolving loan aggregated $2,692,855.

During the first quarter of 2005, all principal payments on the Company's debt were made within payment terms.

The Company expects, based on its operating results and the continued availability of its line of credit, that it will be able to meet obligations as they come due.

                           RESULTS OF OPERATIONS

                              PROJECT REVENUE

The Company's project revenue for the first quarter of 2005 increased 49% to $4,865,202 from $3,262,062 for the first quarter of 2004.

When comparing the first three months of 2005 to the same period in 2004, the increase in project revenue is due primarily to $475,000 of revenue recognized from a spill response project on the Delaware River near Philadelphia as well as an overall project volume increase aided by the creation and continued development of the sales department.


                      PROJECT COSTS AND GROSS MARGIN

Project costs for the first quarter of 2005 increased 63% to $3,523,489 from $2,167,776 for the same period in 2004. Project costs as a percentage of revenues were 72% and 66% for the three months ended March 31, 2005 and 2004, respectively. Gross margin for the first quarter of 2005 decreased to 28% from 34% for the same period in 2004.

Both project revenue and project costs increased. The decrease in the gross margin is due to the performance of several large jobs which typically produce a lower gross margin than the Company earns for small and medium size projects. In addition, higher prices paid for fuel and steel drums in the first quarter have slightly eroded the margin for projects performed for certain customers that have fixed contractual billing rates.


                            OPERATING EXPENSES

Operating expenses for the quarter ended March 31, 2005 increased 11% to $1,325,398 from $1,199,073 for the same period in 2004. Operating expenses as a percentage of revenues decreased to 27% for the quarter ended March 31, 2005 from 37% in the same period in 2004.

When comparing the first quarter of 2005 to 2004, the overall increase in operating expenses is due primarily to an increase in equipment-related expenses. Equipment expense, net of the utilization credit that is charged to project cost, increased $72,000. The majority of this increase related to the increase in fuel costs as well as an increase in repairs and maintenance expense.

Included in other expenses for the quarter ended March 31, 2005 is $55,000 accrued for an amount owed to New York State which resulted from a New York State sales and use tax audit performed in March and April, 2005. The amount owed is primarily related to use tax not remitted to out-of-state vendors on purchases made during the audit period of March 1, 2002 through February 28, 2005. As of the date of this report, management has instituted use tax reporting controls to timely remit the correct amount of use tax owed.

                              INTEREST EXPENSE

Interest expense for the three months ended March 31, 2005 increased 69% to $71,235 from $42,103 for the same period in 2004. This increase is due to both an increase in the interest rates paid on the Company's floating-rate debt as well as an increase in the principal balances owed.


                          NET LOSS BEFORE INCOME TAXES

Due to the factors discussed above, net loss before income taxes amounted to $53,746 for the three months ended March 31, 2005 compared to $146,898 for the same period in 2004.



                               INCOME TAX BENEFIT

The Company recorded an income tax benefit of $21,500 for the quarter ended March 31, 2005 compared to $52,000 for the same quarter in 2004.


                                    NET LOSS

Net loss for the quarter ended March 31, 2005 and 2004 was $32,246 or $.003 per share basic and diluted, and $94,898, or $.008 per share basic and diluted, respectively.

                   CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management has identified the following critical accounting policies that affect the Company's more significant judgments and estimates used in the preparation of the Company's consolidated financial statements. The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to assets held for sale, revenue recognition, valuation allowances on deferred tax assets, allowance for doubtful accounts and contingencies and litigation. The Company states these accounting policies in the notes to the consolidated financial statements and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to the Company and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

There were no material changes in the Company's market risk or market risk strategies during the quarter ended March 31, 2005.

Item 4. - Controls and Procedures

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

(b) Changes in Internal Controls.
There have been no changes in OP-TECH's internal controls over financial reporting that could significantly affect these controls subsequent to the date of their evaluation.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         None


Item 2.  Changes in Securities.

         None


Item 3.  Defaults Upon Senior Securities.

         None


Item 4.  Submission of Matters to a Vote of Security Holders.

         None


Item 5.  Other Information.

         None


Item 6. Exhibits and Reports on Form 8-K.

Exhibit 20: January 25, 2005 - Item 2.03, Creation of a Direct Financial Obligation.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             OP-TECH Environmental Services, Inc.
                             (Registrant)



Date: May 12, 2005            /s/ Christopher J. Polimino
                              Christopher J. Polimino
                              President and Chief Executive Officer


                              /s/ Douglas R. Lee
                              Douglas R. Lee
                              Treasurer and Chief Financial Officer

                     EXHIBIT 20 - REPORTS ON FORM 8-K



Item 2.03, Creation of a Direct Financial Obligation

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


         Fixed Charge Coverage Ratio        Interest Rate

         >/= 1.05 - 1.24                    Prime + .50%
         >/= 1.25 - 1.39                    Prime
         >/= 1.40                           Prime - .50%

The Agreements also include a Line of Credit agreement which provides for borrowings up to $250,000 to be used to provide equipment financing. Advances on the Equipment Line of Credit may be made until September 30, 2005 (the "Conversion Date"). Advances on the Equipment Line of Credit are limited to a maximum of 90% of the purchase price of titled vehicles and 80% of the purchase price of non-titled vehicles. Interest will be accrued and paid at a rate of prime plus .50% until the Conversion Date and at a rate of prime plus ..75% after the conversion date. The outstanding principal balance on the Conversion Date shall be repaid in equal installments of principal and interest based upon a seven (7) year amortization period.

The Agreements also include a $2,087,240 Term Loan agreement which is due in monthly principal installment payments of $24,848 plus interest at a rate of prime plus .75%, hedged by an Interest Rate Swap Transaction.

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

The Agreements are collateralized by all present and future right, title and interest in all of the personal property of the Company including, but not limited to, all accounts receivable, inventory and equipment. This collateral has a carrying value at December 31, 2004 as follows:

  Accounts Receivable, net of Allowance for Doubtful Accounts $5,632,209
  Inventory                                                      227,464
  Equipment, net of Accumulated Depreciation                   2,368,032
                                                               ---------
                                                              $8,227,705
                                                              ==========

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

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



        Date: May 12, 2005
        /s/ Christopher J. Polimino
        Christopher J. Polimino
        President and Chief Executive Officer

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

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


       Date: May 12, 2005
       /s/ Douglas R. Lee
       Douglas R. Lee
       Chief Financial Officer and Treasurer

                  EXHIBIT 32 - SECTION 1350 CERTIFICATIONS


Certifications Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


I, Christopher J. Polimino, President and Chief Executive Officer of OP-TECH Environmental Services, Inc. (the "Company"), certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



       Date: May 12, 2005
       /s/ Christopher J. Polimino
       Christopher J. Polimino
       President and Chief Executive Officer




I, Douglas R. Lee, Chief Financial Officer and Treasurer of OP-TECH Environmental Services, Inc. (the "Company"), certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


       Date: May 12, 2005
       /s/ Douglas R. Lee
       Douglas R. Lee
       Chief Financial Officer and Treasurer



                                       21
<END>