Form 10-Q
period 2005-06-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2005-08-12
CIK 858748

Securities and Exchange Commission
                         Washington, DC 20549

                             FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  June 30, 2005

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

                               Yes   or No X


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2004 11,725,370

      OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

                                    INDEX




PART I.	FINANCIAL INFORMATION                                     Page No.


   Item 1.  Financial Statements

            Consolidated Balance Sheets
            -June 30, 2005 (Unaudited) and December 31, 2004 (Audited).......3

            Consolidated Statements of Operations
            -Three months ended June 30, 2005 and June 30, 2004 (Unaudited)
            -Six months ended June 30, 2005 and June 30, 2004 (Unaudited)....4

            Consolidated Statements of Cash Flows
            -Six months ended June 30, 2005 and June 30, 2004 (Unaudited)....5

            Notes to Consolidated Financial Statements (Unaudited).........6-8


   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................9-12


   Item 3.  Quantitative and Qualitative Disclosure About Market Risk ......13


   Item 4.  Controls and Procedures.........................................14


PART II.    OTHER INFORMATION ..............................................15

            SIGNATURES .....................................................16

            CERTIFICATIONS...............................................17-19

ITEM #1 FINANCIAL STATEMENTS                     PART I  FINANCIAL INFORMATION



         OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                    (UNAUDITED)
                                                      June 30,     December 31,
                                                        2005           2004
                                                    ------------   ------------
                        ASSETS

Current Assets:
   Cash                                                  $-          $101,738
   Accounts receivable (net of allowance for
     doubtful accounts of approximately $177,000
     and $175,000, respectively)                      4,474,781     5,632,209
   Costs and estimated profit on uncompleted
     projects applicable to future billings           1,468,228       879,200
   Inventory                                            245,676       227,463
   Current portion of deferred tax asset                 45,500        45,500
   Prepaid expenses and other current assets, net       836,516       531,500
                                                     -----------   -----------
   Total Current Assets                               7,070,701     7,417,610

Property and equipment, net                           3,732,450     3,415,731
Deferred tax asset                                    1,415,578     1,378,878
Other assets                                             28,849        28,849
                                                     -----------   -----------
   Total Assets                                     $12,247,578   $12,241,068
                                                    ===========   ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                  $2,126,335    $2,533,373
   Billings in excess of costs and estimated
     profit on uncompleted projects                     640,513     1,096,475
   Accrued expenses and other current liabilities       443,154       245,057
   Current portion of long-term debt                    511,637       775,671
                                                     -----------   -----------
   Total Current Liabilities                          3,721,639     4,650,576

Long-term debt, net of current portion                2,322,575     2,210,913
Note payable to bank under line of credit             3,251,448     2,380,375
                                                     -----------   -----------
   Total Liabilities                                  9,295,662     9,241,864
                                                     -----------   -----------

Shareholders' Equity:
   Common stock, par value $.01 per share;
     authorized 20,000,000 shares; 11,725,370
     and 11,697,707 shares issued and outstanding
     as of June 30, 2005 and December 31, 2004,
     respectively                                       117,254       116,976
   Additional paid-in capital                         6,846,815     6,842,942
   Accumulated deficit                               (4,002,568)   (3,960,714)
   Accumulated other comprehensive income                (9,585)          -
                                                     -----------   -----------
   Total Shareholders' Equity                         2,951,916     2,999,204
                                                     -----------   -----------

   Total Liabilities and Shareholders' Equity       $12,247,578   $12,241,068
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

ITEM #1 FINANCIAL STATEMENTS                     PART I  FINANCIAL INFORMATION

   OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)



                                     THREE MONTHS ENDED     SIX MONTHS  ENDED
                                    June 30,    June 30,   June 30,   June 30,
                                      2005        2004      2005       2004
                                   ---------- ---------- ---------- ----------

Project revenue                    $4,790,737 $4,027,929 $9,655,939 $7,289,991

Project costs                       3,471,399  2,824,446  6,994,888  4,992,222
                                   ---------- ---------- ---------- ----------

Gross margin                        1,319,338  1,203,483  2,661,051  2,297,769
                                   ---------- ---------- ---------- ----------

Operating expenses:
  Payroll expense and related
    payroll taxes and benefits        591,752    605,251  1,161,625  1,224,070
  Professional Services                87,371    103,518    176,910    208,395
  Occupancy                           110,777     93,364    231,172    191,472
  Office Expense                      130,038     99,905    254,219    205,188
  Business Insurance                   95,269     75,898    190,019    142,183
  Telephone                            35,331     43,078     74,200     82,747
  Equipment Expense, net of
    usage credit                      134,616     15,517    281,001     89,569
  Other expenses                       51,759     93,474    193,165    185,454
                                    ---------  ---------  ---------  ---------
                                    1,236,913  1,130,005  2,562,311  2,329,078
                                    ---------  ---------  ---------  ---------

Operating income (loss)                82,425     73,478     98,740    (31,309)
                                    ---------  ---------  ---------  ----------

Other income and (expense):
  Interest expense                    (98,452)   (62,340)  (169,687)  (104,443)
  Other, net                              (81)    28,609      1,093     28,601
                                     ---------  ---------  ---------  ---------
                                      (98,533)   (33,731)  (168,594)   (75,842)
                                     ---------  ---------  ---------  ---------

Net income (loss) before income taxes (16,108)    39,747    (69,854)  (107,151)

Income tax benefit (expense)            6,500    (16,000)    28,000     36,000
                                     ---------  ---------  ---------  ---------

Net income (loss)                     $(9,608)   $23,747   $(41,854)  $(71,151)
                                     =========  =========  =========  =========


Earnings per common share:
    Basic and diluted                 $(0.00)     $0.00     $(0.00)    $(0.01)

Weighted average shares outstanding:
    Basic                           11,725,370 11,609,378 11,719,562 12,014,342
    Diluted                         11,725,370 12,289,215 11,719,562 12,014,342




                The accompanying notes are an integral part of
                     the consolidated financial statements.

ITEM #1 FINANCIAL STATEMENTS                     PART I  FINANCIAL INFORMATION



     OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                         June 30,    June 30,
                                                           2005        2004
                                                        ----------  -----------
Operating activities:
  Net income (loss)                                     $(41,854)    $(71,151)
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Bad debt expense                                      21,178       12,500
    Depreciation and amortization                        272,720      291,693
    Provision for deferred income taxes                  (28,000)     (36,000)
    (Increase) decrease in operating assets and
      increase (decrease) in operating liabilities:
        Accounts receivable                            1,136,250     (516,620)
        Costs on uncompleted projects applicable to
         future billings                                (589,028)    (182,026)
        Billings and estimated profit in excess of
         costs on uncompleted contracts                 (455,962)     207,626
        Prepaid expenses, inventory and other assets    (323,229)     (59,886)
        Accounts payable and accrued expenses           (205,359)     150,424
                                                       ----------   ----------
              Net cash used in operating activities     (213,284)    (203,440)
                                                       ----------   ----------

Investing activities:
  Purchase of property and equipment                    (391,257)    (473,067)
                                                       ----------   ----------
              Net cash used in investing activities     (391,257)    (473,067)
                                                       ----------   ----------

Financing activities:
  Proceeds from issuance of common stock                   4,151          333
  Purchase of common stock                                   -       (250,000)
  Proceeds from note payable to bank and current
    and long-term borrowings, net of financing costs   2,859,588    3,717,160
  Principal payments on current and
    long-term borrowings                              (2,360,936)  (2,849,059)
                                                      -----------  -----------
           Net cash provided by financing activities      502,803     618,434
                                                      -----------  -----------

Increase (decrease) in cash                              (101,738)    (58,073)

Cash at beginning of period                               101,738      58,073
                                                      ------------  ----------

CASH AT END OF PERIOD                                    $-            $-
                                                      ============  ==========

Non-cash item
   Equipment purchased through bank and other
     financing sources                                    $198,182      $-
   Non-cash financing of insurance premiums                 $-        $354,382


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

                    OP-TECH ENVIRONMENTAL SERVICES, INC.
                       AND WHOLLY-OWNED SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements, and therefore these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, quarterly results include all adjustments (consisting of only normal recurring adjustments) that the Company considers necessary for a fair presentation of such information for interim periods.

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


2. Comprehensive Income

The components of comprehensive income (loss) were as follows:

                               Six months ended        Three months ended
                        June 30, 2005 June 30, 2004 June 30, 2005 June 30, 2004

Net income (loss)        $ (41,854)    $ (71,151)    $ (9.608)     $ 23,747

Other comprehensive income (loss):
   Change in fair value
   of cash flow hedge
   Net of income tax of
   $6,390 and $8,700 in
   2005 and 2004,
   Respectively             (9,585)          -        (13,167)         -
                         ----------    ----------   -----------   ----------
Comprehensive income (loss)$(51,439)   $ (71,151)   $ (22,775)     $ 23,747
                           =========   ==========   ==========   ==========

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

4. Related Party Transactions

The Company utilizes subcontract labor purchased from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company. The costs for these services amounted to approximately $342,000 and $300,000 for the six months ended June 30, 2005 and 2004, respectively, and $134,000 and $179,000 for the three months ended June 30, 2005 and 2004 respectively.



5. Earnings per Share

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


6. Stock Based Compensation

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly no compensation cost has been recognized for non-qualified stock options issued. Had compensation cost for these options been determined based on their fair value at the grant date consistent with the method proscribed under Financial Accounting Standards Board ("FASB") Statement No. 123 "Accounting For Stock-Based Compensation", the Company's net income (loss) and per share amounts reported for the periods ended June 30, 2005 and 2004 would not be materially different. The Company does not intend to adopt the fair value accounting for stock based compensation in accordance with FASB Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123".

On January 26, 2005 the Company issued options to purchase 369,000 shares at $0.40 per share.

In February 2005 holders of options to purchase common stock at $.15 per share exercised those options resulting in the issuance of 27,663 shares of common stock.


7.   Income Taxes

The Company has recognized a tax benefit of $28,000 in the six months ended June 30, 2005 as the benefit is expected to be realized during the current year.

                       PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, the Company had cash of $0 as compared to $101,738 at December 31, 2004. The Company voluntarily applies all available cash in the Company's operating account to pay down the Company's note payable to bank under its line of credit.

At June 30, 2005, the Company had working capital of $3,349,062 compared to $2,767,034 at December 31, 2004, with a current ratio of 1.90 to 1 at June 30, 2005 and 1.60 to 1 at December 31, 2004.

For the six months ended June 30, 2005, the Company's net cash used in operations was $213,284 compared to net cash used in operations of $203,440 during the six months ended June 30, 2004. The net cash used in both periods was primarily a result of the net loss during those periods and changes in working capital.

The Company's net cash used in investing activities of $391,257 during the first six months of 2005 was attributable to the purchase of various field equipment.

Cash provided by financing activities for the six months ended June 30, 2005 was $502,803, which was primarily due to the net proceeds from the Company's long-term debt used to finance the Company's investing activities and operating activities.

As of June 30, 2005, the Company had a loan agreement that provided for borrowings up to $4,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. The loan is payable on September 30, 2006. The loan bears interest at a rate of prime plus .50 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company. As of June 30, 2005 the Company was not in compliance with a restrictive covenant but has received a waiver from the financial institution that permits non-compliance with this covenant. As of June 30, 2005, borrowing against the revolving loan aggregated $3,251,448.

During the first six months of 2005, all principal payments on the Company's debt were made within payment terms.

The Company expects, based on its operating results and the continued availability of its line of credit that it will be able to meet obligations as they come due.

                              RESULTS OF OPERATIONS

                                    BILLINGS

The Company's project billings for the second quarter of 2005 increased 19% to $4,790,737 from $4,027,929 for the second quarter of 2004. For the six-month period ended June 30, 2005 the Company's billings have increased 33% to $9,655,939 from $7,289,991 for the same period in 2004.

When comparing the first six months of 2005 to the same period in 2004, the overall increse in billings is due primarily to an overall project volume increase attributable to the creation and continued development of the sales department.

                          PROJECT COSTS AND GROSS MARGIN

Project costs for the second quarter of 2005 increased 23% to $3,471,399 from $2,824,446 for the same period in 2004. Project costs as a percentage of revenues were 73% and 70% for the three months ended June 30, 2005 and 2004, respectively. Gross margin for the second quarter of 2005 decreased to 27% from 30% for the same period in 2004.

For the six-month period ended June 30, 2005, project costs increased 40% to $6,994,888 from $4,992,222 for the six months ended June 30, 2004. Project costs as a percentage of revenues were 72% and 69% for the six months ended June 30, 2005 and 2004, respectively. Gross margin for the six months ended June 30, 2005 decreased to 28% from 31% for the same period in 2004.

The decrease in the gross margin is due to the performance of several large jobs which typically produce a lower gross margin than the Company earns for small and medium size projects, and due to competitive pricing to obtain certain jobs. In addition, higher prices paid for fuel and steel drums in the first and second quarter have eroded the margin for projects performed for certain customers that have fixed contractual billing rates.




                                OPERATING EXPENSES

Operating expenses for the quarter ended June 30, 2005 increased 10% to $1,236,913 from $1,130,005 for the same period in 2004. For the six-month period ended June 30, 2005, operating expenses increased 10% to $2,562,311 from $2,329,078 for the same period in 2004. Operating expenses as a percentage of revenues improved to 27% for the six months ended June 30, 2005 compared to 32% for the comparable period in 2004.

When comparing the first half of 2005 to 2004, the overall increase in operating expenses is due primarily to an increase in equipment-related expenses. Equipment expense, net of the utilization credit that is charged to project cost, increased $191,537. Of this increase, $65,206 is related to the increase in fuel costs, $83,789 is related to an increase in repairs and maintenance expense and $27,307 is related to increased insurance premiums.

                               INTEREST EXPENSE

Interest expense for the six months ended June 30, 2005 increased 63% to $169,687 from $104,443 for the same period in 2004. This increase is due to both an increase in the interest rates paid on the Company's floating-rate debt as well as an increase in the principal balances owed.



                               NET INCOME (LOSS)

The net loss for the six months ended June 30, 2005 was $41,854, or $0.00 per share basic and diluted compared to 71,151, or $0.01 per share basic and diluted, for the six months ended June 30, 2004.

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

The Company believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of its consolidated financial statements:

Contracts are predominately short-term in nature (less than three months) and revenue is recognized as costs are incurred and billed. Income on long-term fixed-priced contracts greater than three months is recognized on the percentage-of-completion method. Project costs are generally billed in the month they are incurred and are shown as current assets. Costs incurred and revenues recognized in excess of amounts billed are recorded as an asset. In the event interim billings exceed costs and estimated profit, the net amount of deferred revenue is shown as a current liability. Estimated losses are recorded in full when identified.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

There were no material changes in the Company's market risk or market risk strategies during the quarter ended June 30, 2005.

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


                                      OP-TECH Environmental Services, Inc.
                                                 (Registrant)



Date: August 12, 2005 /s/ Christopher J. Polimino
                      Christopher J. Polimino
                      President and Chief Executive Officer


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



        Date: August 12, 2005
        /s/ Christopher J. Polimino
        Christopher J. Polimino
        President and Chief Executive Officer

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


       Date: August 12, 2005
       /s/ Douglas R. Lee
       Douglas R. Lee
       Chief Financial Officer and Treasurer

                  EXHIBIT 32 - SECTION 1350 CERTIFICATIONS


Certifications Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


I, Christopher J. Polimino, President and Chief Executive Officer of OP-TECH Environmental Services, Inc. (the "Company"), certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



       Date: August 12, 2005
       /s/ Christopher J. Polimino
       Christopher J. Polimino
       President and Chief Executive Officer




I, Douglas R. Lee, Chief Financial Officer and Treasurer of OP-TECH Environmental Services, Inc. (the "Company"), certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


       Date: August 12, 2005
       /s/ Douglas R. Lee
       Douglas R. Lee
       Chief Financial Officer and Treasurer



                                       19
<END>