Form 10-Q
period 2005-09-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2005-11-14
CIK 858748

Securities and Exchange Commission
                           Washington, DC 20549

                                FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended  September 30, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________ to _________

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

                                   Yes___ or No X_


                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2005 11,745,371

       OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

                                     INDEX




PART I.  FINANCIAL INFORMATION                                        Page No.


 Item 1.  Financial Statements

          Consolidated Balance Sheets
          -September 30, 2005 (Unaudited)
             and December 31, 2004 (Audited)...............................3

          Consolidated Statements of Operations
          -Three months ended September 30, 2005
             and September 30, 2004 (Unaudited)
          -Nine months ended September 30, 2005
             and September 30, 2004 (Unaudited)............................4

          Consolidated Statements of Cash Flows
          -Nine months ended September 30, 2005
             and September 30, 2004 (Unaudited)............................5

          Notes to Consolidated Financial Statements (Unaudited).........6-8


 Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................9-12


 Item 3.  Quantitative and Qualitative Disclosure About Market Risk .......13


 Item 4.  Controls and Procedures..........................................14


PART II.  OTHER INFORMATION ...............................................15

          SIGNATURES ......................................................16

          CERTIFICATIONS................................................17-19

ITEM #1 FINANCIAL STATEMENTS                     PART I  FINANCIAL INFORMATION



         OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                    (UNAUDITED)
                                                 September 30,     December 31,
                                                        2005           2004
                                                    ------------   ------------
                        ASSETS

Current Assets:
   Cash                                                  $-          $101,738
   Accounts receivable (net of allowance for
     doubtful accounts of approximately $113,000
     and $175,000, respectively)                      5,922,816     5,632,209
   Costs and estimated profit on uncompleted
     projects applicable to future billings           1,131,934       879,200
   Inventory                                            249,005       227,463
   Current portion of deferred tax asset                 45,500        45,500
   Prepaid expenses and other current assets, net       598,836       531,500
                                                     -----------   -----------
   Total Current Assets                               7,948,091     7,417,610

Property and equipment, net                           3,868,415     3,415,731
Deferred tax asset                                    1,276,278     1,378,878
Other assets                                             34,148        28,849
                                                     -----------   -----------
   Total Assets                                     $13,126,932   $12,241,068
                                                    ===========   ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                  $2,417,040    $2,533,373
   Billings in excess of costs and estimated
     profit on uncompleted projects                     579,720     1,096,475
   Accrued expenses and other current liabilities       321,562       245,057
   Current portion of long-term debt                    495,044       775,671
                                                     -----------   -----------
   Total Current Liabilities                          3,813,366     4,650,576

Long-term debt, net of current portion                2,157,639     2,210,913
Note payable to bank under line of credit             3,997,083     2,380,375
                                                     -----------   -----------
   Total Liabilities                                  9,968,088     9,241,864
                                                     -----------   -----------

Shareholders' Equity:
   Common stock, par value $.01 per share;
     authorized 20,000,000 shares; 11,745,371
     and 11,697,707 shares issued and outstanding
     as of September 30, 2005 and December 31, 2004,
     respectively                                       117,454       116,976
   Additional paid-in capital                         6,848,715     6,842,942
   Accumulated deficit                               (3,815,685)   (3,960,714)
   Accumulated other comprehensive income                 8,360          -
                                                     -----------   -----------
   Total Shareholders' Equity                         3,158,844     2,999,204
                                                     -----------   -----------

   Total Liabilities and Shareholders' Equity       $13,126,932   $12,241,068
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

ITEM #1 FINANCIAL STATEMENTS                     PART I  FINANCIAL INFORMATION

   OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)



                                     THREE MONTHS ENDED     NINE MONTHS  ENDED
                                    Sept 30,    Sept 30,   Sept 30,   Sept 30,
                                      2005        2004      2005       2004
                                   ---------- ---------- ---------- ----------

Project revenue                  $6,249,747 $5,008,986 $15,905,686 $12,298,977

Project costs                     4,582,548  3,669,384  11,577,436   8,926,165
                                   ---------- ---------- ---------- ----------

Gross margin                      1,667,199  1,339,602   4,328,250   3,372,812
                                  ----------- ---------- ---------- ----------

Operating expenses:
  Payroll expense and related
    payroll taxes and benefits      583,498    460,908   1,745,123   1,465,484
  Professional Services              93,036     83,890     269,946     292,285
  Occupancy                         121,352     96,858     352,524     288,330
  Office Expense                    138,003     88,674     392,222     328,663
  Business Insurance                105,501     93,271     295,520     235,454
  Telephone                          45,684     46,790     119,884     129,537
  Equipment Expense, net of
    usage credit                    184,240     71,726     465,241     161,295
  Other expenses                    (11,332)   100,957     181,833     206,545
                                    ---------  ---------  ---------  ---------
                                  1,259,982  1,043,074   3,822,293   3,107,593
                                  ----------- ---------- ----------  ---------

Operating income (loss)             407,217    296,528     505,957     265,219
                                  -----------  ---------  ---------  ----------

Other income and (expense):
  Interest expense                  (97,536)   (71,923)   (267,223)   (176,366)
  Other, net                          2,202        228       3,295      28,829
                                     ---------  ---------  ---------  ---------
                                    (95,334)   (71,695)   (263,928)   (147,537)
                                    ----------  ---------  ---------  ---------

Net income before income taxes      311,883     224,833    242,029     117,682

Income tax benefit (expense)       (125,000)    (82,144)   (97,000)    (46,144)
                                   -----------  ---------  ---------  ---------

Net income                         $186,883     $142,689   $145,029    $71,538
                                   ===========  =========  =========  =========


Earnings per common share:
    Basic and diluted                $0.015      $0.012     $0.012      $0.006

Weighted average shares outstanding:
    Basic                          11,732,109 11,686,186 11,723,689 11,904,158
    Diluted                        12,330,548 12,354,316 11,923,169 12,241,149



                The accompanying notes are an integral part of
                     the consolidated financial statements.

ITEM #1 FINANCIAL STATEMENTS                     PART I  FINANCIAL INFORMATION



     OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                         Sept 30,    Sept 30,
                                                           2005        2004
                                                        ----------  -----------
Operating activities:
  Net income                                            $ 145,029     $ 71,538
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Bad debt expense                                       31,308       14,689
    Depreciation and amortization                         419,692      437,910
    Provision for deferred income taxes                    97,000       34,000
    Loss on disposal of equipment                             -          9,964
    (Increase) decrease in operating assets and
      increase (decrease) in operating liabilities:
        Accounts receivable                              (321,915)  (1,059,175)
        Costs on uncompleted projects applicable to
         future billings                                 (252,734)    (449,364)
        Billings and estimated profit in excess of
         costs on uncompleted contracts                  (516,755)     112,930
        Prepaid expenses, inventory and other assets      (94,177)     151,393
        Accounts payable and accrued expenses             (39,828)     734,414
                                                       ----------   ----------
 Net cash used in (provided by)operating activities      (532,380)      58,299
                                                       ----------   ----------

Investing activities:
  Purchase of property and equipment                     (674,194)    (488,284)
                                                       ----------   ----------
              Net cash used in investing activities      (674,194)    (488,284)
                                                       ----------   ----------

Financing activities:
  Proceeds from issuance of common stock                    6,251        5,633
  Purchase of common stock                                    -       (250,000)
  Proceeds from note payable to bank and current
    and long-term borrowings, net of financing costs    5,648,299    5,930,589
  Principal payments on current and
    long-term borrowings                               (4,549,714)  (5,314,310)
                                                      -----------  -----------
           Net cash provided by financing activities    1,104,836      371,912
                                                      -----------  -----------

Decrease in cash                                         (101,738)    (58,073)

Cash at beginning of period                               101,738      58,073
                                                      ------------  ----------

CASH AT END OF PERIOD                                     $-            $-
                                                      ============  ==========

Non-cash items
   Equipment purchased through bank and other
     financing sources                                  $198,182      $297,125
   Non-cash financing of insurance premiums             $    -        $354,382


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


2. Comprehensive Income

The components of comprehensive income (loss) were as follows:

                               Nine months ended        Three months ended
                        Sept 30, 2005 Sept 30, 2004 Sept 30, 2005 Sept 30, 2004

Net income (loss)         $ 145,029     $ 71,538     $ 186,883   $ 142,689

Other comprehensive income (loss):
   Change in fair value
   of cash flow hedge
   Net of income tax of
   $5,600 and $12,000 in
   2005 and 2004,
   Respectively              8,360         -          27,910           -
                         ----------    ----------   -----------   ----------
Comprehensive income      $153,389      $71,538      $204,793      $142,689
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

4. Related Party Transactions

The Company utilizes subcontract labor purchased from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company. The costs for these services amounted to approximately $524,382 and $574,000 for the nine months ended September 30, 2005 and 2004, respectively, and $182,000 and $262,000 for the three months ended September 30, 2005 and 2004 respectively.


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


6. Stock Based Compensation

The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plan. Accordingly no compensation cost has been recognized for non-qualified stock options issued. Had compensation cost for these options been determined based on their fair value at the grant date consistent with the method proscribed under Financial Accounting Standards Board ("FASB") Statement No. 123 "Accounting For Stock-Based Compensation", the Company's net income (loss) and per share amounts reported for the periods ended September 30, 2005 and 2004 would not be materially different. The Company does not intend to adopt the fair value accounting for stock based compensation in accordance with FASB Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123".

On January 26, 2005 the Company issued options to purchase 369,000 shares at $0.40 per share.

In February 2005 holders of options to purchase common stock at $.15 per share exercised those options resulting in the issuance of 27,663 shares of common stock.

In August 2005 holders of options to purchase common stock at prices ranging from $.06 to $.15 per share exercised those options resulting in the issuance of 20,001 shares of common stock.


7. Certain amounts of payroll cost have been reclassified to project costs for the three and nine months ended September 30, 2004 in the amounts of $132,280 and $396,839 respectively to conform with the presentation in the 2005 financial statements. This reclassification had no effect on income from operations.

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                    LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company had cash of $0 as compared to $101,738 at December 31, 2004. The Company voluntarily applies all available cash in the Company's operating account to pay down the Company's note payable to bank under its line of credit.

At September 30, 2005, the Company had working capital of $4,134,725 compared to $2,767,034 at December 31, 2004, with a current ratio of 2.08 to 1 at September 30, 2005 and 1.60 to 1 at December 31, 2004.

For the nine months ended September 30, 2005, the Company's net cash used in operations was $532,380 compared to net cash provided by operations of $58,299 during the nine months ended September 30, 2004. The increase in the net cash used in operations in 2005 was primarily due to changes in working capital, mainly receivables and contract liabilities.

The Company's net cash used in investing activities of $674,194 during the first nine months of 2005 was attributable to the purchase of various field equipment.

Cash provided by financing activities for the nine months ended September 30, 2005 was $1,104,836, which was primarily due to the net proceeds from the Company's long-term debt used to finance the Company's investing activities and operating activities.

As of September 30, 2005, the Company had a loan agreement that provided for borrowings up to $4,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. The loan is payable on October 1, 2006. The loan bears interest at a rate of prime plus .50 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company. As of September 30, 2005, borrowing against the revolving loan aggregated $3,997,083.

During the first nine months of 2005, all principal payments on the Company's debt were made within payment terms.

The Company expects, based on its operating results and the continued availability of its line of credit that it will be able to meet obligations as they come due.

                          RESULTS OF OPERATIONS


                                 BILLINGS

The Company's project billings for the third quarter of 2005 increased 25% to $6,249,747 from $5,008,986 for the third quarter of 2004. For the nine-month period ended September 30, 2005 the Company's billings have increased 29% to $15,905,686 from $12,298,977 for the same period in 2004.

When comparing the first nine months of 2005 to the same period in 2004, the overall increase in billings is due primarily to an overall project volume increase at each branch office location as well as one large job, comprising revenue of approximately $1,100,000, in the Buffalo, NY area.


                     PROJECT COSTS AND GROSS MARGIN

Project costs for the third quarter of 2005 increased 25% to $4,582,548 from $3,669,384 for the same period in 2004. Project costs as a percentage of revenues were 73% for the three months ended September 30, 2005 and 2004. Gross margin for the third quarter of 2005 and 2004 was 27%.

For the nine-month period ended September 30, 2005, project costs increased 30% to $11,577,436 from $8,926,165 for the nine months ended September 30, 2004. Project costs as a percentage of revenues were 73% for the nine months ended September 30, 2005 and 2004. Gross margin for the nine months ended September 30, 2005 was 27%.



                          OPERATING EXPENSES

Operating expenses for the quarter ended September 30, 2005 increased 21% to $1,259,982 from $1,043,074 for the same period in 2004. For the nine-month period ended September 30, 2005, operating expenses increased 23% to $3,822,293 from $3,107,593 for the same period in 2004. Operating expenses as a percentage of revenues improved to 24% for the nine months ended
September 30, 2005 compared to 25% for the comparable period in 2004.

When comparing the first nine months of 2005 to 2004, the overall increase in operating expenses is due primarily to an increase in equipment-related expenses. Equipment expense, net of the utilization credit that is charged to project cost, increased $303,946. Of this increase, $120,198 is related to the increase in fuel costs, $139,301 is related to an increase in repairs and maintenance expense and $30,972 is related to increased insurance premiums.

                           INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2005 increased 52% to $267,223 from $176,366 for the same period in 2004. This increase is due mainly to an increase in the principal balances owed.


                           NET INCOME (LOSS)

Net income for the nine months ended September 30, 2005 was $145,029, or $0.0115 per share basic and diluted compared to $71,538, or $0.0058 per share basic and diluted, for the nine months ended September 30, 2004.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

There were no material changes in the Company's market risk or market risk strategies during the quarter ended September 30, 2005.

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

                                      OP-TECH Environmental Services, Inc.
                                                  (Registrant)


Date: November 11, 2005 /s/ Christopher J. Polimino
                            Christopher J. Polimino
                            President and Chief Executive Officer

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



        Date: November 11, 2005
        /s/ Christopher J. Polimino
        Christopher J. Polimino
        President and Chief Executive Officer

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


       Date: November 11, 2005
       /s/ Douglas R. Lee
       Douglas R. Lee
       Chief Financial Officer and Treasurer

                  EXHIBIT 32 - SECTION 1350 CERTIFICATIONS


Certifications Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


I, Christopher J. Polimino, President and Chief Executive Officer of OP-TECH Environmental Services, Inc. (the "Company"), certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2005 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



       Date: November 11, 2005
       /s/ Christopher J. Polimino
       Christopher J. Polimino
       President and Chief Executive Officer




I, Douglas R. Lee, Chief Financial Officer and Treasurer of OP-TECH Environmental Services, Inc. (the "Company"), certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2005 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


       Date: November 11, 2005
       /s/ Douglas R. Lee
       Douglas R. Lee
       Chief Financial Officer and Treasurer



                                       19
<END>