Form 10-K
period 2005-12-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2006-03-30
CIK 858748

Securities and Exchange Commission
                             Washington, DC 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2005

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

Indicate by check mark if the registrant is a well known seasoned issuer as defined in Rule 405 of the Securities Act:
Yes [  ] or No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:
Yes [  ] or No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] or No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act:
Large accelerated filer [  ]  Accelerated filer [  ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] or No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrants most recently completed second fiscal quarter: $2,321,524

Indicate the number of shares outstanding of each of the Company's classes of common stock, as of March 20, 2006. Common stock, $.01 par value: 11,745,371

PART I

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

In December 2004, the Company's wholly-owned subsidiary, OP-TECH AVIX, Inc., became inactive. The subsidiary is no longer pursuing a separate line of business and the Company now operates in only one business segment.
Disclosures related to 2003 and 2004 have been restated to reflect this change.


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

Non-Hazardous Waste Transfer and Storage Facility

The Company operates a New York State permitted non-hazardous waste treatment, storage and transfer facility in its Waverly, New York office. The Company accepts non-hazardous waste in bulk or containerized form, consolidates the waste and then transfers it to a landfill or recycling facility.

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

Customers

The Company's client base includes state agencies, industrial companies, railroads, real estate developers, auto parts manufacturers, aluminum producers, utility companies, waste disposal firms, municipalities, and engineering firms. During 2005, the Company performed services for more than 900 clients. These projects were substantially all short-term (three months or less) in nature. The largest business segment for the each of the years ended December 31, 2005, 2004, and 2003 was Emergency Spill Response services. Emergency Spill Response accounted for 33%, 33% and 29% of the Company's revenues for the years ended December 31, 2005, 2004, and 2003, respectively.

During 2005, the Company had sales of approximately $6,047,000 related to a contract with the New York State Department of Environmental Conservation, which totaled approximately 28% of the Company's revenues. The contract with the New York State Department of Environmental Conservation runs through 2008. The loss of these sales could have a material adverse effect on the Company.

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

Employees

The Company has entered into a contractual co-employment agreement with a third party provider. As of March 14, 2006, the Company had a total of approximately 120 full-time employees under this contract. The Company's ability to retain and expand its staff will be an important factor in determining the Company's future success. The Company considers its relations with its employees to be good, and the Company has never had a work stoppage or threat of a work stoppage.


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

ITEM 1A. RISK FACTORS

Operations of the Company are funded by a working capital line of credit. On February 13, 2006 the Line of Credit note was amended to increase the borrowing limit to $5,100,000 and extend the expiration date to April 1, 2007. The loss of the availability of this line of credit after April 1, 2007 could have an adverse effect on the Company if alternate financing sources are not available.

Sales to one customer, the New York State Department of Environmental Conservation ("NYS DEC") accounted for 28%, 33% and 29% of the Company's revenues for the years ended December 31, 2005, 2004 and 2003, respectively. The Company's contract with the NYS DEC expires in November 2008. The loss of the NYS DEC contract after November 2008 could have an adverse effect on the Company.




ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.


ITEM 2. PROPERTIES

Syracuse, New York Branch and Corporate Headquarters

The Company leases approximately 21,000 square feet of office and shop space at a rate of $7,792 per month plus utilities and real estate taxes. The term of the lease extends through June 30, 2006, and does not contain an escalation clause. The Company is currently in negotiations with the landlord for a renewal of its lease at this location.

Massena, New York Branch

The Company owns a 13.93-acre parcel of land located in the Town of Massena, St. Lawrence County, New York. This parcel, which has approximately 1,300 feet of frontage on the St. Lawrence River, is located in a protected area where the water is forty-five feet deep. This provides excellent dockage for local ships and ocean-going ships utilizing the St. Lawrence Seaway. There are three support buildings on the premises. The Company is currently pursuing the sale of this parcel.

On March 9, 2006 the Company entered into an option agreement ("the Agreement") with a prospective purchaser ("Purchaser)" that grants the Purchaser the exclusive option to purchase the land. If the option is exercised, the Company believes that it will be able to enter into a lease for suitable office and shop space in the Massena, NY area.


Buffalo, New York Branch

The Company leases approximately 8,445 square feet of office and shop space at a rate of $3,695 per month plus utilities. The term of the lease extends through October 31, 2009 and does not contain an escalation clause. The lease contains an option for the Company to renew the lease for 60 additional months, to October 31, 2014, at the rate of $3,695 per month plus utilities.

Rochester, New York Branch

The Company leases approximately 4,050 square feet of office and shop space at a current rate of $2,550 per month plus utilities. The term of the lease extends through June 30, 2007. The lease contains a rate escalation clause which increases the monthly rent to $2,600 on July 1, 2006.

Waverly, New York Branch

The Company leases approximately 12,450 square feet of office, and shop space at a rate of $4,500 per month plus utilities. The term of the lease extends through May 31, 2012 and does not contain and escalation clause.

Albany, New York Branch

The Company leases approximately 11,000 square feet of office and shop space at a current rate of $4,415 per month plus utilities. The term of the lease extends through October 31, 2007.

Edison, New Jersey Branch

The Company leases approximately 5,650 square feet of office and shop space at a rate of $3,884 per month plus utilities. The term of the lease extends through July 31, 2008 and does not contain an escalation clause. The lease contains an option for the Company to renew the lease for 36 additional months, to July 31, 2011, at the rate of $4,245 per month plus utilities from
August 1, 2008 through July 31, 2009,   $4,372 per month plus utilities from
August 1, 2009 through July 31, 2010, and $4,503 per month plus utilities from August 1, 2010 through July 31, 2011.

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

ITEM 3. LEGAL PROCEEDINGS

The Company has accrued a $450,000 liability at December 31, 2005. The liability has been recorded to cover potential legal costs and fees related to a claim against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company held its annual shareholders meeting on April 27, 2005. The shareholders voted on the ratification of Dannible & McKee, LLP as the Company's auditors, and the election of six directors. The following votes were cast for each:

                                                     For              Against
Ratification of Dannible & McKee, LLP as
the Company's auditors                            6,110,749             -0-


Election of Directors:
Robert J. Berger         Director                 6,110,749             -0-
Richard L. Elander       Director                 6,110,749             -0-
Cornelius B. Murphy, Jr. Director                 6,110,749             -0-
Steven A. Sanders        Director                 6,110,749             -0-
George W. Lee            Director                 6,110,749             -0-
Christopher J. Polimino  Director                 6,110,749             -0-



There were no other matters submitted to a vote of the Company's shareholders.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS

(a) The shares of the Company's common stock are listed on the Over the Counter Bulletin Board under the symbol OTES.OB.

The high and low closing bid prices for the shares of the Company's common stock were as follows:

       Quarter Ended               High Bid           Low Bid

       March 31, 2004               $0.51              $0.28
       June 30, 2004                $0.75              $0.45
       September 30, 2004           $0.75              $0.35
       December 31, 2004            $1.01              $0.25
       March 31, 2005               $0.75              $0.55
       June 30, 2005                $0.75              $0.46
       September 30, 2005           $0.75              $0.45
       December 31, 2005            $0.45              $0.28
       First quarter through
          March 20, 2006            $0.50              $0.36

The aforementioned prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

(b) At March 20, 2006, there were approximately 199 holders of record of the Company's common stock.

(c) The Company has never paid any dividends and does not anticipate paying dividends in the foreseeable future.



Equity Compensation Plan Information

          Number of securities    Weighted-average      Number of securities
            to be issued upon   exercise price of    remaining avail for future
                exercise of        outstanding         issuance under equity
            outstanding options,  options, warrants     compensation plans
            warrants and rights    and rights (1)     (excluding securities
                                                   reflected in column (a)) (1)
                  1)
                  (a)                  (b)                      (c)
                ---------------   ----------------   --------------------------

Equity
compensation
plans approved by
security holders    1,147,331            $0.18                   95,002

Equity
compensation
plans not approved
by security holders     -                   -                        -
                   -----------         ---------              -----------
Total               1,147,331            $0.18                   95,002
                   ===========         =========              ============

(1) As of March 20, 2006.

ITEM 6. SELECTED FINANCIAL DATA


Statement of Operations Data

                                      Year Ended December 31

                        2005       2004        2003        2002        2001

Project Billings    $21,784,096 $18,170,103 $15,037,888 $15,093,052 $13,243,081
Net Income (loss)     ($145,744)   $200,086  $1,959,031    $553,666    $511,393
Net Income (loss)
 Per Share
   Basic                 ($.01)      $.02      $.13        $.04        $.04
   Diluted               ($.01)      $.02      $.12        $.04        $.04



Balance Sheet Data
                                       As of December 31
                         2005      2004        2003        2002        2001

Total Assets        $13,185,755 $12,241,068 $9,124,305  $8,130,139  $5,671,179
Long-Term Obligations$6,024,691  $5,366,959 $4,156,356  $3,570,103  $2,365,615

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005 the Company had cash and cash equivalents of $90,928 as compared to $101,738 at December 31, 2004. Cash in the Company's operating account is electronically transferred nightly to pay down the Company's revolving line of credit in order to minimize interest expense.

At December 31, 2005, the Company had working capital of $3,700,136 compared to working capital of $2,767,034 at December 31, 2004. The Company had a current ratio of approximately 1.86 to 1 at the end of 2005 compared to 1.59 to 1 at the end of 2004.

Cash used in operating activities during 2005 was $568,200 compared to cash provided by operating activities of $476,268 during 2004. The decrease in cash provided by operating activities in 2005 was mostly attributable to a net increase in costs on uncompleted projects applicable to future billings, an increase in accounts receivable and a decrease in accounts payable.

The Company's net cash used in investing activities of $757,676 during 2005 was attributable to the purchase of various field and office equipment.

Cash provided by financing activities of $1,315,066 in 2005 was primarily due to the timing of pay downs and cash advances on the Company's line of credit, as was necessitated by the net cash used in operating and investing activities.

As of February 13, 2006, the Company has a loan agreement that provides for borrowings up to $5,100,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. The loan is payable on April 1, 2007, bears interest at a rate of prime plus .50 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company. In addition, the Company has entered into a loan agreement which provides for borrowings up to $400,000 to be used to provide equipment financing. As of December 31, 2005, borrowing against the prior revolving loan aggregated $4,000,000.

During 2005, all principal payments on the Company's debt were made within payment terms.

The Company has an interest rate swap agreement that has been designated as a hedge. The swap will be evaluated for effectiveness on a quarterly basis and any ineffective portion will be charged to earnings. The effect of the swap is to fix the rate being paid on the new term loan at 7.80%.

The Company expects, based on budgeted operating results and the continued availability of its line of credit, that it will be able to meet obligations as they come due.

THE MASSENA PORT FACILITY

The Massena Port Facility is a former oil tank farm that is located on the St. Lawrence River in Massena, NY. The property is improved with several buildings and a deep water docking facility for large ocean going ships. Currently, the Company uses the property for its Massena branch office headquarters and equipment storage. The property has been held for sale since 1996, during which time the carrying value has been reduced from $1,900,000 to $624,000, which approximates its fair value. Management's estimation of fair market value is based upon an evaluation of existing facts and circumstances, including current real estate market conditions.

On March 9, 2006 the Company entered into an option agreement ("the Agreement") with a prospective purchaser ("Purchaser)" that grants the Purchaser the exclusive option to purchase the land and building held for sale. The Agreement expires on June 30, 2006. In consideration for the Agreement, the Purchaser made a non-refundable payment to the Company in the amount of $7,900. If the Purchaser chooses to exercise the option to purchase the land and buildings, the purchase price shall be payable in cash in the amount of $850,000, due by August 31, 2006. Based on the Agreement, an impairment loss of $100,000 on the carrying value of the land and buildings held for sale was recorded at December 31, 2005 to adjust the carrying value to $850,000.



CAPITAL RESTRUCTURING

On December 30, 2003, the Company purchased and retired 2,811,070 shares of its common stock from M&T Bank for $.249 per share, or $700,000.

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


EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004 the Financial Accounting Standards Board issued Financial Accounting Standard No. 123(R) "Share Based Payment". The standard will require the Company to recognize the fair value of stock options issued as compensation when granted. The Securities and Exchange Commission has also issued Staff Accounting Bulletin 107 "Share Based Payment" which provides the views of the SEC staff regarding aspects of adopting Statement 123(R). The Company plans on adopting the statement in the first quarter of 2006 using the modified prospective application method. To date the Company has not computed the effect of adopting Statement 123(R) on the financial statements.

CONTRACTUAL OBLIGATIONS

The Company's estimated future payments as of December 31, 2005 related to its material debt and other certain contractual obligations and the timing of those payments are set forth below. Since many of these payment amounts are not fixed, the amounts in the table are solely estimates and the actual amounts may be different.

                                    Payments Due By Period:

        Contractual                  Less than     2 - 3      4 - 5   More than
         Obligations        Total     one year     years      years    5 years
                        ----------  ----------  ----------  --------  ---------

Long-term debt(1)       $2,491,607   $466,906    $912,755   $755,233   $356,713

Note payable to bank
under line of credit(2)  4,000,000        -     4,000,000        -          -

Interest Expense (3)       954,146    495,789     326,922    116,474     14,961

Operating leases(4)      1,060,885    388,153     445,357    150,875     76,500
                        ----------  ---------   ---------   --------    -------
Total                   $8,506,638 $1,350,848  $5,685,034 $1,022,582   $448,174
                        ==========  ==========  =========  =========   ========


1. Long-term debt represents term loans payable that mature at various dates through December 2012. Long-term debt includes scheduled maturities but excludes interest payments.

2. Note payable to bank under line of credit includes the scheduled maturity on April 1, 2007, but excludes variable-rate interest payments. The scheduled maturity does not consider the Company's ability to draw or pay down the line of credit facility prior to the maturity date, or the possibility that the maturity date may be extended by negotiations with the lender.

3. Interest expense represents all interest that will become payable on the Company's fixed and floating rate long-term debt obligations. Interest expense assumes that the prime rate remains at the current rate of 7.5% and that the Company's working capital line of credit remains at $4,000,000 and is paid on its maturity date of April 1, 2007.

4. Operating leases represent office facilities and various field equipment
leased under non-	cancelable operating leases expiring at various dates
through 2012.



OFF BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements at December 31, 2005 or December 31, 2004 that require disclosure under this item.

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

The Company establishes accruals for loss contingencies related to litigation and claims. These estimates are prepared using information available to management at the time of the accrual and at each reporting period. Events and circumstances could change requiring management to revise or adjust amounts accrued for loss contingencies.

2005 COMPARED TO 2004

Revenues

During the year ended December 31, 2005, the Company's revenues increased 20% to $21,784,096 as compared to $18,170,103 for the year ended December 31, 2004. The increase in revenue is due to several factors. Revenues from New York
State Department of Environmental Conservation ("NYSDEC") increased approximately $2,202,000. The increased revenue from NYSDEC is primarily due to one large remediation project in Buffalo, NY that earned approximately $2,377,000 in revenue. In addition, total revenue generated from smaller projects increased as well. Seven of the nine branch offices experienced higher revenue in 2005 than in 2004.


Project Costs and Gross Margin

Project costs for the year ended December 31, 2005 increased 20% to $15,955,533 from $13,334,686 for the year ended December 31, 2004. Project costs as a percentage of revenues was 73% for the years ended December 31, 2005 and 2004. The gross profit margin for the years ended December 31, 2005 and 2004 was 27%. Project costs paid to St. Lawrence Industrial Services, Inc., a related party, amounted to approximately $734,000 in 2005 and $838,000 in 2004.


Selling, General, and Administrative Expenses

During the year ended December 31, 2005, selling, general, and administrative ("SG&A") expenses increased 20% to $5,107,218 compared to $4,248,611 reported for the previous year. SG&A expenses were approximately 23% of project revenue for the years ended December 31, 2005 and December 31, 2004.

When comparing 2005 to 2004, the overall increase in operating expenses is due to several factors:

   Business insurance increased 22% to $403,186. The increase in insurance expense is due to the continuing increase in premiums in the insurance market.

   Fuel expense increased 36% to $646,816. The increase in fuel expense is due to significantly higher fuel prices, additional pieces of equipment, and higher utilization of the Company's equipment.

   Occupancy expense increased 25% to $493,332. The increase in occupancy expense is attributable to new leases entered into for an additional space in Waverly, NY and a larger office in Edison, NJ. In addition, heating costs were significantly higher in 2005.

   Equipment repair and maintenance expense increased 49% to $539,211. The increase in equipment repairs and maintenance was due to the hiring of an additional mechanic, the increased size of the equipment fleet, the higher average age of the equipment fleet, and an increased effort to maintain the fleet in top working condition.


Provision for Impairment of Land and Buildings Held for Sale

At December 31, 2005 the Company recognized a provision for impairment of its land and buildings held for sale in the amount of $100,000 to adjust the carrying value of the land and building held for sale to $850,000.


Litigation Defense Reserve

The Company has recorded a $450,000 litigation defense reserve at December 31, 2005. The reserve has been recorded to cover potential legal expenses and fees related to a claim against the Company.

Operating Income

As a result of the factors discussed above, for the year ended December 31, 2005, the Company reported operating income of $171,345 compared to $586,806 for the previous year.

Interest Expense

Interest expense increased 51% to $384,240 in 2005 compared to $253,854 in 2004. The increase in interest expense was primarily due to an increase in the rates paid on the Company's floating rate debt that is tied to changes in the prime rate. The prime rate increased from 5.25% at December 31, 2004 to 7.25% at December 31, 2005. In addition, the average outstanding balance on the revolving loan and long-term debt increased when comparing the year ended December 31, 2005 with the same period in 2004.

Net Loss Before Income Taxes

Net loss before income taxes amounted to $242,744 in 2005 compared to net income before income taxes of $332,684 in 2004.

Income Tax Benefit

The Company recorded a net income tax benefit of $97,000 in 2005 compared to an income tax expense of $132,598 in 2004.

Net Loss

Net loss for the year ended December 31, 2005 was $145,744 or $.012 per share basic & diluted compared to net income of $200,086, or $.017 per share basic and $.016 diluted, for the year ended December 31, 2004.

2004 COMPARED TO 2003

Revenues

During the year ended December 31, 2004, the Company's revenues increased 21% to $18,170,103 as compared to $15,037,888 for the year ended December 31, 2003.
  The increase in revenue is due to several factors. Revenues from New York State Department of Environmental Conservation ("NYSDEC") increased approximately $1,580,000. The increased revenue from NYSDEC is primarily due to a $1,200,000 soil excavation project in the Massena, NY area in the fourth quarter of 2004. Four other large projects in 2004, including a spill response project on the Erie Canal near Rochester, NY in December 2004, a spill response project on the Delaware River near Philadelphia, PA in December 2004, a spill response and remediation project on a road near Geneva, NY in June 2004, and a train derailment spill response and remediation project on a railroad near Ticonderoga, NY in March, 2004, aggregated revenue of approximately $2,465,000. The Company has historically performed several large spill response projects every year. These large spill response projects generate revenue of between $1,800,000 and $2,500,000 per year.

In addition, the creation and development of the sales department in 2004 has led to significantly more opportunities and project billings throughout the Company.

Project Costs and Gross Margin

Project costs for the year ended December 31, 2004 increased 24% to $13,334,686 from $10,756,145 for the year ended December 31, 2003. Project costs as a percentage of revenues increased to 74% for the year ended December 31, 2004 compared to 72% for the same period in 2003. The gross profit margin for the year ended December 31, 2004 was 26% versus 28% for the year ended
December 31, 2003. Project costs paid to St. Lawrence Industrial Services, Inc., a related party, amounted to approximately $838,000 in 2004 and $1,210,000 in 2003.

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

Selling, General, and Administrative Expenses

During the year ended December 31, 2004, selling, general, and administrative ("SG&A") expenses increased 18% to $4,248,611 compared to $3,606,012 reported for the previous year. SG&A expenses were approximately 24% of sales for each of the years ended December 31, 2004 and December 31, 2003.

When comparing 2004 to 2003, the overall increase in operating expenses is due to several factors:

   Payroll expense increased 20% to $1,842,959. During the fourth quarter of 2003 and the first three quarters of 2004, new employees were added in the Cleveland, Edison, Albany, Syracuse and Massena branch offices. Each of these offices added new employees as a result of anticipation of increased sales volume and long-term growth plans. In addition, over the last 12 months four employees were added to the sales department.

   Business insurance increased 37% to $328,640. The increase in insurance expense is due to a single one-time loss resulting in a significant claim being paid out of the Company's general liability insurance policy.

   Fuel expense increased 64% to $477,426. The increase in fuel expense is due to significantly higher fuel prices, additional pieces of equipment, and higher utilization of the Company's equipment.

   Occupancy expense increased 18% to $395,532. The increase in occupancy expense is attributable to new leases entered into since the third quarter of 2003 for a new office in Cleveland, OH and larger offices in Edison, NJ, Plattsburgh, NY and Rochester, NY.

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

Net Income

Net income for the years ended December 31, 2004 and 2003 was $200,086 or $.02 per share basic & diluted, and $1,959,031, or $.13 per share basic and $.12 diluted, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The Company is exposed to market risk, including changes in interest rates because of its variable rate debt. To manage the potential exposure, the Company enters into various derivative transactions, mainly interest rate swaps. The financial impact of these hedging instruments are offset in part or in whole by corresponding changes in the underlying exposures being hedged. The Company does not hold or issue derivative financial instruments for trading purposes. Note 9 to the consolidated financial statements includes a discussion of the Company's accounting policies for financial instruments.

Interest rate swaps are used to hedge a term debt obligation. Based on the Company's overall interest rate exposure as of and during the year ended December 31, 2005, including derivative and other rate sensitive instruments, a one percent change in interest rates would increase or decrease interest expense by approximately $42,000 annually.

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





ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The consolidated financial statements and related financial schedule of the Company and the report of Dannible & McKee LLP are submitted under Item 15 of this report.




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

(b) Changes in Internal Controls.
There have been no changes in OP-TECH's internal controls over financial reporting during the last fiscal quarter of 2005 that has materially affected or is reasonably likely to affect the Company's internal control over financial reporting.


ITEM 9b - OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

The following table sets forth certain information about the directors of the Company, all of whom were unanimously elected at the Annual Meeting of Stockholders of the registrant on April 27, 2005 for a term of one year.

Each director has served continuously since he was first elected.

The Board of Directors held five meetings during the last calendar year. All of the directors attended more than 75% of the total number of meetings held by the Board of Directors.

Name, Age
Principal Occupation
Year First Elected
Certain Other Information


Robert J. Berger (59)
Director and Chairman of the Board
1998
Mr. Berger has served in his present position as Director since November 1998, and as Chairman of the Board since February 2000. Mr. Berger was employed in various positions for OnBank from 1978 through March 31, 1998, his last position being Senior Vice President, Treasurer, and Chief Financial Officer. From April through August 1998, he served as consultant to M&T Bancorp. pursuant to its merger agreement with OnBank. From August 1998 through 2004, he was an Adjunct Professor at LeMoyne College in Syracuse, New York. From August 1998 through June 2002, he served as Director of the Madden Institute of Business Education at LeMoyne College. Mr. Berger is also Chairman, President, and Chief Executive Officer of St. Lawrence Industrial Services, Inc.



Richard L. Elander (64)
Director
1991
Mr. Elander has served in his present position as a Director since November of 1991. Mr. Elander currently serves as the Commissioner of the Onondaga County Department of Water Environment Protection.



Cornelius B. Murphy, Jr. (61)
Director
1991
Dr. Murphy has served in his current position since December 1991. Dr. Murphy has been a director of O'Brien & Gere Limited since 1985. Dr. Murphy also served as President of O'Brien & Gere Limited from December 1997 to May 1999 and Chairman of the Board of O'Brien & Gere Engineers from January 1993 to December 1998. Dr. Murphy currently serves as President of the State University of New York College of Environmental Science and Forestry, which is located in Syracuse, New York.

Steven A. Sanders (60)
Director
1991
Mr. Sanders has served in his present position as a Director since December 1991. Since January 1, 2004, he has been of counsel to the law firm of Rubin, Bailin, Ortoli, Mayer & Baker, LLP. From January 1, 2001 to December 31, 2003, he was counsel to the law firm of Spitzer & Feldman PC. Mr. Sanders served as a partner in the law firm of Beckman, Millman & Sanders LLP from October 1997 to December 2000.



Christopher J. Polimino (40)
Director, President and CEO
2002
Mr. Polimino was named Chief Executive Officer in January 2001, and has been President of the Company since January 2000. He has been with the Company since December of 1994 and has previously served as Executive Vice President, General Manager, and Controller.



George W. Lee (57)
Director
2002
Mr. Lee was elected to the Board in December 2002. Mr. Lee co-founded Blasland, Bouck and Lee, Inc., an Engineering News Record top 100 worldwide engineering and scientific services company in 1984. He served in various capacities in this firm, including Executive VP, Director of Marketing and Director of Health and Safety from 1984 to 1994. Mr. Lee served on the Board of Directors of Blasland, Bouck and Lee, Inc. from 1984 to 2005. Since 1984 Mr. Lee has been active as a consultant to new business ventures involved in professional development and wastewater treatment. In October 2005 Mr. Lee joined Pyramid Brokerage of Central New York.



Richard Messina (43)
Director
2005
Mr. Messina was elected to the Board in November 2005. Mr. Messina founded The Benchmark Company, LLC, a securities broker-dealer, in 1988. Benchmark operates out of offices in New York, Boston and Denver and is primarily engaged in equity research, sales, and trading on behalf of institutional clients. Mr. Messina currently serves as Co-Chief Executive Officer of the firm.



Richard Jacobson (42)
Director
2006
Mr. Jacobson was elected to the Board in February 2006. Mr. Jacobson is currently a Senior Managing Director with Stern Capital. From 1999 to 2003 he was a Vice President and Managing Director in the merchant banking group of Indosuez Capital. From 1997 to 1999 he was a Vice President in the leveraged finance group of SG Cowen. From 1994 to 1997 he was an associate in the leveraged finance group of Chemical Securities, Inc. Mr. Jacobson began his career as an attorney for the law firm of Jacobs, Persinger and Parker.

AUDIT COMMITTEE

In October of 2002, the Company's Board of Directors formed an Audit Committee (the "Committee"). The members of the Committee are Messrs. Cornelius Murphy, Richard Elander, and George Lee. The Committee operates under a written charter adopted by the Board of Directors. The Committee held 2 meetings during the year ended December 31, 2005. Its duties and responsibilities include the following:

   Provides oversight of the financial reporting process and management's responsibility for the integrity, accuracy and objectivity of financial reports, and accounting and financial reporting practices.
   Recommends to the Board the appointment of the Company's independent registered accounting firm.
   Provides oversight of the adequacy of the Company's system of internal controls.
   Provides oversight of management practices relating to ethical considerations and business conduct, including compliance with laws and regulations.

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

The Committee recommended to the Board of Directors the appointment of Dannible & McKee, LLP as the Company's independent accountants for the year 2005, as ratified by shareholders. The Company's independent accountants provided to the Committee the written disclosure required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

Management represented to the Committee that the Company's consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants. The Committee discussed with the independent accountants matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees) as currently in effect. Based on these discussions and reviews, the Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 for filing with the Securities and Exchange Commission.

The Committee does not have a financial expert. Due to the small size of the Company and lack of financial complexity, the Committee does not anticipate adding a financial expert.

EXECUTIVE OFFICERS OF THE COMPANY

Name
Age
Position Held


Christopher J. Polimino
40
President and Chief Executive Officer
Mr. Polimino was named Chief Executive Officer ("CEO") in January 2001, and has been President of the Company since January 2000. He has been with the Company since December of 1994 and has previously served as Executive Vice President, General Manager, and Controller.


Charles B. Morgan
52
Executive Vice President
Mr. Morgan was named Chief Operating Officer ("COO") in August 2002. In October 2005 Mr. Morgan's title was changed to Executive Vice President. Prior to joining OP-TECH, Mr. Morgan served as a Vice President with the firm of Camp, Dresser and McKee, an Engineering News Record top 20, Boston, MA based consulting, engineering, construction and operating firm.


Douglas R. Lee
35
Chief Financial Officer & Treasurer
Mr. Lee was named Chief Financial Officer ("CFO") in August 2002 and Treasurer in December 2001, and has been Controller of the Company since March 2001.
Mr. Lee is an inactive Certified Public Accountant in New York State. He previously worked as an Auditor for a public accounting firm from 1993 to 1999, and as Controller for a manufacturing and retail company from 1999 to February 2001.



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

Summary Compensation Table


                        Annual Compensation            Long Term Compensation
                                                         Awards    Payments

Name and                           Other Annual   # of     LTIP     All Other
Principal Position   Year  Salary  Compensation  Options  Payouts  Compensation
------------------   ----  ------  ------------  -------  -------  ------------

Christopher J.
  Polimino           2005 $185,000      -0-     60,000      -0-       -0-
CEO and President    2004 $175,000      -0-       -0-       -0-       -0-
                     2003 $175,000   $10,000   100,000      -0-       -0-


Charles B. Morgan    2005 $145,000      -0-     50,000      -0-       -0-
COO                  2004 $140,000      -0-       -0-       -0-       -0-
                     2003 $115,000    $5,000    50,000      -0-       -0-


The Company has no formal deferred compensation or bonus plans. The Company has adopted an incentive compensation plan.


Options / SARS Grants in last fiscal year

                  Number of     % of total
                 Securities     Options/SARS                              Grant
                 underlying      Granted to                                date
                Options/SARS     Employees     Exercise    Expiration   present
Name               Granted     in fiscal year  Price($/sh)   Date         value

Christopher J.
   Polimino    60,000/369,000      16.3%         $0.40      01/26/2015  $33,000


Charles B.
   Morgan      50,000/369,000      13.6%         $0.40      01/26/2015  $27,500



Aggregated Option Exercises in Last Fiscal Year


                                       (Exercisable/Unexercisable)

                                    Number of securities   Value of Unexercised
      Shares acquired               underlying unexercised in-the money options
Name    on exercise  Value realized   options at year-end       at year-end
----- -------------- -------------- ---------------------- --------------------
Christopher J  -0-          $0            91,666/93,334        $28,833/$12,067
   Polimino

Charles B.    16,666     $9,166           33,334/66,668         $11,167/$6,834
   Morgan


Compensation of Directors

Directors of the Company are paid $1,000 for each meeting plus reimbursement for their actual expenses incurred in attending meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT


The following table sets forth certain information regarding the beneficial ownership of the company's common stock at March 20, 2006 by persons who, to the knowledge of the Board of Directors, beneficially own more than five percent of the outstanding shares of common stock of the Corporation.

All voting power of the Corporation is vested in its common stock. As of the close of business on March 20, 2006, 11,745,371 shares of common stock par value $.01 per share were outstanding. Each share of common stock is entitled to one vote.



Name and Address              Amount and Nature
of Beneficial Owner       of Beneficial Ownership(1)(2)  Percentage of Class(1)
---------------------     -----------------------------  ----------------------

Richard Messina                4,208,451(2)(3)                  33%
40 Fulton Street, 19th Floor
New York, NY 10038

Robert Berger                  1,171,667(4)                      9%
121 Shirley Rd.
Syracuse, NY 13224

Jurg Walker                    1,000,000                         8%
3 Avenue De La Costa
Monaco 98000

Kevin Eldred                     835,000                         7%
1007 Overlook Terrace
Cazenovia, NY 13035



(1) Based upon the sum of (a) 11,745,371 shares of common stock outstanding,
(b) 709,349 outstanding, unexercised options to purchase shares pursuant to the 2002 Stock Option Plan, and (c) warrants to purchase 480,000 shares issued to Summit Capital Associates, Inc.

(2) All shareholder's directly or beneficially own all shares except for Mr. Messina who owns 1,343,933 shares directly and 2,864,518 shares indirectly.

(3) Includes 480,000 shares issuable upon the exercise of warrants to purchase common stock issued to Summit Capital Associates, Inc.

(4) Includes options to purchase 13,333 shares of Common Stock.

The following table sets forth certain information furnished to the Company regarding the beneficial ownership of the Company's common stock at March 20, 2006 by each director and nominee for election as director and each elective officer. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Name of               Number of Shares of Common
Beneficial Owner      Stock Beneficially Owned (3) (4)    Percentage of Class

Richard Messina (1)                  4,208,451               33%

Robert J. Berger (1)                 1,171,667                9%

Richard L. Elander (1)                 429,565                3%

Steven A. Sanders (1)                   45,352               <1%

Cornelius B.Murphy, Jr. (1)             21,424               <1%

Christopher J. Polimino (1) (2)        295,454                2%

George W. Lee (1)                      186,666                1%

Richard Jacobson (1)                      -0-                 0%

Charles Morgan (2)                     200,000                1%

Douglas R. Lee (2)                     140,000               <1%

All Directors as a Group (8 persons) 6,358,579               49%


(1) Director
(2) Officer
(3) Includes unexercised options to purchase shares of common stock:
  Mr. Berger    13,333
  Mr. Elander   13,333
  Mr. Sanders   13,333
  Mr. Murphy    10,000
  Mr. Polimino 185,000
  Mr. GW Lee    16,667
  Mr. Morgan   100,000
  Mr. DR Lee   113,334

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Steven A. Sanders, a director of the Company, is of counsel to Rubin, Bailin, Ortoli, Mayer & Baker, LLP, which provides professional services to the Company, and it is anticipated that it will continue to do so. The cost of these services in 2005 was approximately $5,000.

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by Robert J. Berger, a director of the Company. The costs for these services amounted to approximately $734,000 in 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


Fees billed by Dannible & McKee, LLP, the Company's principal accountants in the aggregate for each of the last two years were as follows:


                                 2005        2004

            Audit Fees        $ 31,000    $ 28,000

            Tax Fees          $ 14,750    $ 10,200


There were no other fees billed for services other than those noted above.

The fees for tax services represent fees for compliance related to Federal and state tax return preparation and filing.

The fees for audit and tax services for 2005 were proposed to the audit committee and approved by that committee in an engagement letter. No other services were provided by the accountants that would require approval by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K


                                                                           Page
(a) Financial Statements
  (1) Report of Independent Accountants                                    F-2
      Consolidated Balance Sheets at December 31, 2005 and 2004            F-3
      Consolidated Statement of Operations for the years ended
         December 31, 2005, 2004, and 2003                                 F-4
      Consolidated Statements of Shareholders' Equity for
         the years ended December 31, 2005, 2004, and 2003                 F-5
      Consolidated Statements of Cash Flows for the years ended
         December 31, 2005, 2004, and 2003                                 F-6
      Notes to Consolidated Financial Statements                           F-7

  (2) Schedule II, Valuation and Qualifying Accounts for the Years
         Ended 2005, 2004, and 2003                                       F-20


All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the Financial Statements or notes thereto.


(b) Exhibits

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

                                     OP-TECH Environmental Services, Inc.
                                                 (Registrant)

                                     By:/s/ Christopher J. Polimino
                                     Christopher J. Polimino
                                     President and Chief  Executive Officer

March 28, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March 2006.


/s/ Robert J. Berger
Director and Chairman of the Board
Robert J. Berger

/s/ Richard Messina
Director
Richard Messina

/s/ Richard L. Elander
Director
Richard L. Elander

/s/ Cornelius B. Murphy
Director
Cornelius B. Murphy

/s/ Richard Jacobson
Director
Richard Jacobson

/s/ Steven A. Sanders
Director
Steven A. Sanders

/s/ George W. Lee
Director
George W. Lee

/s/ Christopher J. Polimino
President, Chief Executive Officer and Director
Christopher J. Polimino

/s/ Charles B. Morgan
Chief Operating Officer
Charles B. Morgan

/s/ Douglas R. Lee
Chief Financial Officer and Treasurer
Douglas R. Lee

                 OP-TECH Environmental Services, Inc. and Subsidiaries
                          Consolidated Financial Statements
                              December 31, 2005 and 2004


Independent Registered Accounting Firm

To the Shareholders and Board of Directors of OP-TECH Environmental Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of OP-TECH Environmental Services, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OP-TECH Environmental Services, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the financial statements referred to above, we audited the financial schedules listed under Item 15. In our opinion, these financial schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information stated therein.


/s/ Dannible & McKee, LLP
Syracuse, New York

February 3, 2006
(except as to Note 9, which is as of February 13, 2006, and Note 7, which is as of March 9, 2006)


                                       F2

                 OP-TECH Environmental Services, Inc. and Subsidiaries
                             Consolidated Balance Sheets
                              December 31, 2005 and 2004


                                                            2005        2004
        Assets

Current assets:
 Cash (Note 4)                                            $90,928    $101,738
 Accounts receivable, net (Notes 1 and 5)               5,812,977   5,632,209
 Costs on uncompleted projects applicable
   to future billings                                   1,403,292     879,200
 Inventory                                                231,088     227,463
 Current portion of deferred tax asset                    272,500      45,500
 Prepaid expenses and other current assets, net           395,418     531,500
                                                       -----------  ---------
     Total current assets                               8,206,203   7,417,610

Property and equipment, net (Note 6)                    2,837,340   3,415,731
Land and Buildings held for sale (Note 7)                 850,000         -
Deferred tax asset (Note 11)                            1,258,064   1,378,878
Other assets                                               34,148      28,849
                                                       -----------  ----------
     Total Assets                                     $13,185,755 $12,241,068
                                                      =========== ===========

    Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                      $1,953,688  $2,533,373
 Outstanding checks in excess of bank balance (Note 4)    357,249         -
 Billings in excess of costs and estimated
   profit on uncompleted contracts                        600,705   1,096,475
 Accrued expenses and other current liabilities           450,509     245,057
 Accrued litigation defense reserve (Note 8)              450,000         -
 Current portion of long-term debt (Note 9)               466,916     775,671
                                                       -----------  ---------
     Total current liabilities                          4,279,067   4,650,576

Long-term debt, net of current portion (Note 9)         2,024,691   2,210,913
Note payable to bank under line of credit (Note 9)      4,000,000   2,380,375
                                                       -----------  ---------
     Total liabilities                                 10,303,758   9,241,864
                                                       -----------  ---------

Shareholders' equity:
  Common stock, par value $.01 per share; authorized
    20,000,000 shares; 11,745,371 and 11,697,707
    shares outstanding as of December 31, 2005
    and 2004, respectively                                117,454     116,976
  Additional paid-in capital                            6,855,901   6,842,942
  Accumulated deficit                                  (4,106,458) (3,960,714)
  Accumulated other comprehensive income                   15,100         -
                                                      -----------  -----------
     Shareholders' equity, net                          2,881,997   2,999,204
                                                      -----------  -----------

     Total Liabilities and Shareholders' Equity       $13,185,755 $12,241,068
                                                      =========== ============


The accompanying notes are an integral part of the consolidated financial statements.


                                        F3

                 OP-TECH Environmental Services, Inc. and Subsidiaries
                          Consolidated Statements of Operations
                      Years Ended December 31, 2005, 2004 and 2003


                                               2005        2004        2003

Project billings and services              $21,784,096 $18,170,103 $15,037,888
Project costs                               15,955,533  13,334,686  10,756,145
                                           ----------- ----------- -----------
  Gross margin                               5,828,563   4,835,417   4,281,743

Selling, general and administrative expenses 5,107,218   4,248,611   3,606,012
Litigation defense reserve (Note 8)            450,000       -           -
Provision for impairment of land and
  buildings held for sale                      100,000       -           -
                                            ---------- ----------- -----------
  Operating income                             171,345     586,806     675,731
                                            ---------- ----------- -----------

Other income (expense):
  Interest expense                            (384,240)   (253,854)   (190,707)
  Other, net                                   (29,849)       (268)     (3,655)
                                            ----------- ----------- -----------
                                              (414,089)   (254,122)   (194,362)
                                            ----------- ----------- -----------
     Net income (loss) before income taxes    (242,744)    332,684     481,369
                                            ----------- ----------- -----------

Income tax benefit (expense) (Note 11)
  Current                                      (10,066)    (13,598)    (26,000)
  Deferred                                     107,066    (119,000)  1,503,662
                                            -----------  ---------- ----------
                                                97,000    (132,598)  1,477,662
                                            -----------  ---------- ----------
     Net Income (Loss)                       $(145,744)   $200,086  $1,959,031
                                            ===========  ========== ==========

Earnings (Loss) per common share:
    Basic                                      ($0.012)     $0.017     $0.128
    Diluted                                    ($0.012)     $0.016     $0.123

Weighted average shares outstanding:
    Basic                                   11,729,154  11,849,508  15,356,993
    Diluted                                 11,729,154  12,351,091  15,863,420



The accompanying notes are an integral part of the consolidated financial statements.


                                        F4

                 OP-TECH Environmental Services, Inc. and Subsidiaries
                   Consolidated Statements of Shareholders' Equity
                     Years Ended December 31, 2005, 2004 and 2003


                                              Additional
                             Common    Common  Paid-In  Accumulated
                             Shares    Stock   Capital     Deficit      Total
                           ----------  ------  --------  ------------  --------

Balance at
  December 31, 2002       15,318,787 $153,188  $7,705,482$(6,119,831)$1,738,839

Issuance of 98,328 Shares     98,328      983       4,917      -          5,900

Purchase and Retirement
  of 2,811,070 Shares     (2,811,070) (28,111)   (671,889)     -      (700,000)

Tax Benefit of the Exercise
  of Stock Options              -        -         15,338      -        15,338

Net Income                      -        -            -    1,959,031  1,959,031
                          ---------- ---------- -------- ----------  ---------

Balance at December
  31, 2003               12,606,045  126,060  7,053,848  (4,160,800)  3,019,108

Purchase and Retirement
 of 1,000,000 Shares     (1,000,000) (10,000)  (240,000)      -       (250,000)

Issuance of 3,333 Shares      3,333       33        300       -            333

Issuance of 88,329 Shares    88,329      883      4,416       -           5,299

Tax Benefit of the Exercise
 Of Stock Options               -         -      24,378       -          24,378

Net Income                      -         -         -       200,086     200,086
                          ---------- ---------- -------- ----------  ---------

Balance at December
  31, 2004               11,697,707   116,976   6,842,942 (3,960,714) 2,999,204

Issuance of 47,664 Shares    47,664       478       5,773        -        6,251

Tax Benefit of the
  Exercise of Stock Options     -          -        7,186        -        7,186

Other Comprehensive Income:
  Change in Fair Value
    of Cash Flow Hedge
    net of tax effect
    of $10,000                 -           -           -         -       15,100

Net Loss                       -           -           -   (145,744)  (145,744)

Total Comprehensive Loss                                              (130,644)
                          --------- ---------- ---------- ---------- ----------

Balance at December
  31, 2005               11,745,371   $117,454 $6,855,901$(4,106,458)$2,881,997
                         ===========  ======== ========== =========== =========


The accompanying notes are an integral part of the consolidated financial statements

                 OP-TECH Environmental Services, Inc. and Subsidiaries
                       Consolidated Statements of Cash Flows
                     Years Ended December 31, 2005, 2004 and 2003


                                                 2005         2004     2003

Operating activities:
 Net income                                   $(145,744)   $200,086 $1,959,031
 Adjustments to reconcile net income to
  net cash provided by (used in)
   operating activities:
    Bad debt expense                             40,975      14,689    110,682
    Depreciation and amortization               556,605     566,567    454,362
    Loss on sale of equipment                    27,644       9,964     47,790
    Provision for impairment of land and
      buildings held for sale                   100,000         -          -
    Provision for deferred income taxes        (109,000)    119,000 (1,503,662)
   (Increase) decrease in operating assets and
   increase (decrease) in operating liabilities:
      Accounts receivable                      (221,743) (2,260,103) 1,142,254
      Costs on uncompleted projects
      applicable to future billings            (524,092)   (240,687)  (239,625)
      Prepaid expenses, Inventory
        and other assets, net                   127,158     140,688   (148,185)
      Billings and estimated profit in Excess
        of costs of uncompleted contracts      (495,770)    380,124    148,928
      Accrued litigation defense reserve        450,000         -          -
      Accounts payable and
        other accrued expenses                 (374,233)  1,545,940   (946,622)
                                               --------- ---------- -----------
Net cash provided by (used in)
   operating activities                        (568,200)    476,268  1,024,953
                                               --------- ---------- -----------

Investing activities:
  Proceeds from sale of equipment               113,000         -         -
  Purchases of property and equipment          (870,676)   (582,586)  (577,089)
                                               --------- ----------- ----------
Net cash used in investing activities          (757,676)   (582,586)  (577,089)
                                               --------- ----------- ----------

Financing activities:
  Proceeds from issuance of common stock          6,251       5,632      5,900
  Purchase of common stock                          -      (250,000)  (700,000)
  Outstanding checks in excess of bank balance  357,249        -       (74,662)
  Loans from directors and officers                 -       295,000        -
  Repayments of loans to directors and officers     -       (22,500)       -
  Proceeds from notes payable to banks and
  long-term borrowings, net of financing costs 8,133,127 9,941,564 8,944,678 Principal payments on current
    and long-term borrowings                  (7,181,561)(9,819,713)(8,565,707)
                                              ----------- ---------- ----------
Net cash provided by (used in)
  financing activities                         1,315,066    149,983   (389,791)
                                              ----------- ---------- ----------

Increase (decrease) in cash and cash equivalents (10,810)    43,665     58,073

Cash and cash equivalents at beginning of year   101,738     58,073        -
                                              ----------- ---------- ----------

Cash and Cash Equivalents at End of Year         $90,928   $101,738    $58,073
                                              =========== ========== ==========


Non-cash items:
  Equipment purchased through
    bank and other financing sources            $198,182   $412,349   $207,282
  Non-cash financing of insurance                   $-     $403,902   $-



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

OP-TECH Environmental Services, Ltd. is an inactive Canadian subsidiary of OP-TECH Environmental Services, Inc.

On March 30, 2005 the Company entered into a joint venture agreement with an unrelated party to form J.O. Technologies. J.O. Technologies is a partnership that is owned 50% by the Company. As of December 31, 2005 J.O. Technologies was inactive. J.O. Technologies became active and earned revenue in January 2006.


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


                                        F7

Revenues recognized in excess of amounts billed are recorded as a current asset. Deferred revenue resulting from billings that exceed costs and estimated profit is reflected as a current liability.

Provisions for estimated losses are made in the period in which such losses are determined.

Normal delays relating to receipt of job-related vendor invoices, payroll processing, and billing compilation typically cause customer invoices relating to revenue earned in a certain month to be mailed in the first two weeks of the following month. Such invoices mailed after year-end that are included in December 31, 2005 and December 31, 2004 accounts receivable are approximately $1,916,000 and $701,000, respectively.


Concentration of Business Risk - Significant Customers

Sales to one customer, other than an affiliated party, amounted to approximately $6,047,000, $3,845,000, and $2,265,000 in 2005, 2004 and 2003,
respectively. Accounts receivable at December 31, 2005 and 2004 include $1,955,000 and $1,690,000 respectively, from this customer.


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

The carrying amount of accounts receivable is reduced by a valuation allowance that represents management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Additionally, management estimates a general allowance based on historical charge offs covering other amounts that may not be collectible.


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


Land and Buildings Held for Sale

Land and buildings held for sale is stated at the lower of carrying amount or estimated fair value less costs of disposal. See Note 7.


Financial Instruments

The Company maintains various financial instruments in the ordinary course of business, which consist of cash, accounts receivable and payable, notes payable, long-term debt and a line of credit. The carrying value of the Company's financial instruments approximates their fair value at December 31, 2005 and 2004. The fair values of fixed rate notes payable and long-term debt are determined using incremental borrowing rates available to the Company for similar types of borrowings. All other financial instruments are short-term in nature and their fair values are based on the amounts that they have been or will be settled for subsequent to the balance sheet date.


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


Stock Based Compensation

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. SFAS No. 123 requires companies not using a fair value based method of accounting for stock options to provide pro forma disclosure of net income and earnings per share as if the fair value of accounting had been applied. Had the Company determined compensation cost based on the fair value of its stock options at the grant date under SFAS No. 123, the Company's net income and earnings per share would have been reduced to pro forma amounts indicated in the following table.



                                                2005        2004        2003

Net income (loss):
  As reported                               $(145,744)   $200,086  $1,959,031

  Deduct: Total stock-based employee
    Compensation expense determined
    under fair value based method for
    all awards, net of related tax effects     52,000      14,000       6,000
                                            ----------   ---------  ----------
Pro forma net income (loss)                 $(197,744)   $186,086  $1,953,031
                                            ==========   =========  ==========

Basic earnings (loss) per share:
  As reported                                $(0.012)     $0.017      $0.013
  Pro forma                                  $(0.017)     $0.016      $0.013

Diluted earnings (loss) per share
  As reported                                $(0.012)     $0.016      $0.012
  Pro forma                                  $(0.017)     $0.015      $0.012


The Company is required to adopt Financial Accounting Standard No. 123R, "Share Based Payment" (FAS 123R), effective January 1, 2006. The Company has not determined the effect that adopting FAS 123R will have on the financial statements.


                                      F9

Reclassification

Certain selling, general and administrative costs have been reclassified to project costs in 2004 and 2003 to conform to the 2005 presentation. These amounts were $478,972 and $357,057 in 2004 and 2003, respectively.


2. Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding for the period, which were 11,729,154, 11,849,508, and 15,356,933 for the years ended December 31, 2005, 2004 and 2003, respectively. Diluted earnings per share includes the potentially dilutive effect of common stock issuable upon conversion of stock options or warrants.

Warrants were issued to a financial advisor in May 2002 to purchase 480,000 shares of common stock at $0.066 per share, expiring in May 2007.

On December 30, 2003, the Company purchased and retired 2,811,070 shares of its common stock from M&T Bank for $.249 per share, or $700,000.

On March 16, 2004 the Company purchased and retired 1,000,000 shares of its common stock from O'Brien & Gere Limited for $.25 per share, or $250,000.


3. Related Party Transactions

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc. which is owned by a director of the Company. The cost for these services amounted to approximately $734,000, $838,000, and $1,210,000 in 2005, 2004 and 2003, respectively.

A director of the Company is of counsel to Rubin, Bailen, Ortoli, Mayer & Baker, LLP beginning in January 2004, and Spitzer & Feldman PC in 2003 and 2002. These firms provided professional services to the Company, and it is anticipated that Rubin, Bailen, Ortoli, Mayer & Baker, LLP will continue to do so. The cost for these services amounted to approximately $5,000, $3,000, and $8,000 in 2005, 2004 and 2003, respectively.


4. Cash

Using a zero balance account, the Company voluntarily applies all available cash in the Company's operating account to pay down the Company's note payable to bank under line of credit (Note 9) nightly.


5. Accounts Receivable

Accounts receivable at December 31, 2005 and 2004 consists of:

                                                2005       2004

Accounts Receivable, gross                  $5,917,140   $5,806,709
Allowance for uncollectible receivables       (104,163)    (174,500)
                                            -----------  -----------
Accounts Receivable, net                    $5,812,977   $5,632,209
                                            ===========  ===========

All customer accounts receivable collateralize the Company's outstanding loans with its primary lender (see Note 9).



                                         F10

6. Property, Plant and Equipment

Property, plant and equipment at December 31, 2005 and 2004 consist of:


                                                         2005      2004

Furniture and fixtures                                 $21,758    $21,758
Buildings                                              255,658    973,190
Office machines                                        233,056    229,147
Field equipment                                      4,969,795  4,400,940
                                                     ---------  ---------
                                                     5,480,267  5,625,035
Less: Accumulated depreciation                      (2,642,927)(2,209,304)
                                                    ----------- ----------
                                                    $2,837,340 $3,415,731
                                                    ========== ==========

Depreciation expense approximated $557,000, $567,000, and $434,000 for 2005, 2004 and 2003, respectively.



7. Land and Buildings Held for Sale

The Company is pursuing the sale of approximately 14 acres of land, and buildings thereon, which it owns on the St. Lawrence River in Massena, NY. Management's estimation of fair value is based upon an evaluation of existing facts and circumstances, including current real estate market conditions, appraisals and other factors.

On March 9, 2006 the Company entered into an option agreement ("the Agreement") with a prospective purchaser ("Purchaser)" that grants the Purchaser the exclusive option to purchase the land and building held for sale. The Agreement expires on June 30, 2006. In consideration for the Agreement, the Purchaser made a non-refundable payment to the Company in the amount of $7,900. If the Purchaser chooses to exercise the option to purchase the land and buildings, the purchase price shall be payable in cash in the amount of $850,000, due by August 31, 2006. Based on the Agreement, an impairment loss of $100,000 on the carrying value of the land and buildings held for sale was recorded at December 31, 2005 to adjust the carrying value to $850,000.


                                    F11

8. Accrued Litigation Defense Reserve

The Company has accrued a $450,000 liability at December 31, 2005. The liability has been recorded to cover potential legal costs and fees related to a claim against the Company.


9. Long-Term Debt Obligations

Long-term debt at December 31, 2005 and 2004 consists of:


                                                            2005        2004

Note payable to bank under line of credit.
  Due April 1, 2007. (a)                                $4,000,000  $2,380,375
                                                        ----------  ----------

Term Loan due in monthly installment payments
  of $24,848 plus interest at prime plus .75%,
  hedged by an interest rate swap (a)                    1,777,149   2,087,240

Term Loan due in monthly installment payments
  of $2,935 plus interest at prime plus .75% (a)           246,571        -

Notes payable to certain Directors and Officers,
  unsecured, due on March 31, 2005 plus interest
  at 8%.  Paid on January 19, 2005.                            -       272,500

Insurance Financing Note, due in monthly installment
  payments of $50,033, plus interest at 7.51%,
  collateralized by the assignment of unearned premiums        -        52,108

Equipment Notes, due in monthly installment payments
  Aggregating $12,538 and $11,212 at December 31, 2005
  and 2004, including interest at rates ranging from
  4.9% to 7.9%, collateralized by equipment with a
  carrying value of approximately $500,000 at
  December 31, 2005 and 2004.                              456,877     463,822

Equipment Notes, due in monthly installment payments
  Aggregating $1,628 and $8,929 at December 31, 2005
  and 2004, with 0% interest, collateralized by
  equipment with a carrying value of approximately
  $20,000 and $125,000 at December 31, 2005
  and 2004, respectively.                                   11,010     110,914
                                                        -----------  ----------
                                                         2,491,607   2,986,584
Less: Current portion                                     (466,916)   (775,671)
                                                        -----------  ----------
                                                        $2,024,691  $2,210,913
                                                        =========== ==========


                                          F12

(a) The Company has entered into financing agreements (the "Agreements") with a lender ("Primary Lender"). At December 31, 2005 the Agreements included a Line of Credit note which provided for borrowings up to $4,000,000 to be used to provide working capital and expired on September 30, 2006, unless renewed by the lender. On February 13, 2006, the Line of Credit note was amended to increase the borrowing limit to $5,100,000 and extend the expiration date to April 1, 2007. Interest will be charged at a rate ranging from prime plus ..50% to prime minus .50%, adjusted annually based upon the minimum fixed charge coverage ratio (EBITDA (earnings before interest expense, income tax expense, depreciation and amortization) minus dividends paid minus unfunded capital expenditures divided by current maturities of long-term debt and leases plus interest expense) as calculated in the previous year-end audited financial statements, as follows:


   Fixed Charge Coverage Ratio                 Interest Rate
   ---------------------------                 -------------
        >/= 1.05 - 1.24                         Prime + .50%
        >/= 1.25 - 1.39                             Prime
               >/= 1.40                         Prime - .50%

The Agreements also include an Equipment Line of Credit agreement which provides for borrowings up to $400,000 to be used to provide equipment financing. Advances on the Equipment Line of Credit may be made until September 30, 2006 (the "Conversion Date"). Advances on the Equipment Line of Credit are limited to a maximum of 90% of the purchase price of titled vehicles and 80% of the purchase price of non-titled vehicles. Interest will be accrued and paid at a rate of prime plus .50% until the Conversion Date and at a rate of prime plus .75% after the conversion date. The outstanding principal balance on the Conversion Date shall be repaid in equal installments of principal and interest based upon a seven (7) year amortization period.
The Agreements also include a Term Loan agreement which is due in monthly principal installment payments of $24,848 plus interest at a rate of prime plus .75%, hedged by an Interest Rate Swap Transaction.

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

The interest rate swap hedge instrument has a fixed rate of 7.05%, matures on February 1, 2012, and has a notional amount that remains equal to the
principal balance on the Term Loan.   The difference between the prime rate,
as periodically adjusted, and the Interest Rate Swap rate of 7.05% will be settled monthly. The effect of the interest rate swap is to fix the floating rate on the Term Loan at 7.80%. At December 31, 2005 the Mark to Market valuation, representing the net present value of the expected cash flow from the Interest Rate Swap, is approximately $25,100.


                                    F13

The Agreements are collateralized by all present and future right, title and interest in all of the personal property of the Company including, but not limited to, all accounts receivable, inventory and equipment. This collateral has a carrying value at December 31, 2005 as follows:


Accounts Receivable, net of Allowance for Doubtful Accounts   $5,812,977
Inventory                                                        231,088
Equipment, net of Accumulated Depreciation                     2,540,223
                                                              ----------
                                                              $8,584,288
                                                              ==========


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

The Company was not in compliance with certain of these covenants as of December 31, 2005. The Company has obtained a waiver of compliance with these covenants from the Primary Lender.

Interest paid amounted to approximately $380,000, $254,000, and $190,000 in 2005, 2004 and 2003, respectively

Scheduled principal payments on long-term debt for the next five years, not including the note payable to bank under line of credit, are as follows:


      2006       $466,906
      2007        462,620
      2008        450,135
      2009        407,426
      2010        347,807
      Thereafter  356,713
                 --------
               $2,491,607
               ==========



At December 31, 2005 the Company has outstanding commitments in the form of standby letters of credit in the amount of approximately $1,335,256 securing various agreements.


                                           F14

10. Operating Lease Obligations

Office facilities and various field equipment are leased under noncancelable operating leases expiring at various dates through 2012. Rent expense incurred under operating leases amounted to approximately $694,000, $405,000, and $385,000 in 2005, 2004 and 2003, respectively. Future minimum lease payments under noncancelable operating leases are as follows:


    2006      $388,153
    2007       280,568
    2008       164,789
    2009        96,875
    2010        54,000
    Thereafter  76,500
               --------
            $1,060,885
            ==========



11. Income Taxes

The following summarizes the income tax (benefit) expense at December 31, 2005, 2004 and 2003:


                                                  2005        2004       2003
Current:
  Federal                                         $-           $-        $-
  State                                         10,066       13,598     26,000
                                               ---------  ----------  ---------
                                                10,066       13,598     26,000

Deferred                                      (107,066)     119,000 (1,503,662)
                                             -----------  ---------  ----------
                                              $(97,000)    $132,598 (1,477,662)
                                              ==========  =========  ==========


In 2003, the difference between the expected tax provision resulting from the application of the federal statutory income tax rate to pre-tax income is due principally to adjustment of the valuation allowance related to recognition of net operating loss carryforwards.

In 2005 and 2004 the difference is due to nondeductible items, state taxes and graduated federal tax rates. The deferred tax expense recognized in 2005 and 2004 represents the effect of changes in temporary differences.

At December 31, 2005, the Company has federal net operating loss ("NOL") carryforwards of approximately $5,000,000 for income tax purposes. The federal net operating loss carryforward expires at various times beginning in 2009 through the year ending December 31, 2019. Income taxes and franchise taxes paid were approximately $10,000, $12,000 and $13,000 in 2005, 2004 and 2003, respectively.


                                         F15

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

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2005 and 2004 are as follows:



                                                          2005        2004

Deferred tax liabilities:
  Depreciation                                        $(226,457)   $(246,516)
  Accrued expenses                                         -         (25,568)
                                                      ----------   ----------
                                                       (226,457)    (272,084)
                                                      ----------   ----------

Deferred tax assets:
  Net operating loss carryforward                     1,929,610    2,120,692
  Accounts receivable reserve                            40,624       75,770
  Accrued expenses                                      247,787         -
  Impairment allowance                                   39,000         -
                                                      ----------   ----------
                                                      2,257,021    2,196,462
                                                      ----------   ----------

Net Deferred tax asset                                2,030,564    1,924,378
Valuation allowance for deferred assets                (500,000)    (500,000)
                                                      ----------   ----------
Net deferred tax asset, net of valuation allowance   $1,530,564   $1,424,378
                                                     ===========  ===========



12. Employee Benefit Plan

The Company maintains a defined contribution employee retirement plan ("Retirement Plan") which covers substantially all employees. The Retirement Plan is funded by voluntary employee contributions which are matched by the Company at a designated percentage, and additional contributions by the Company at the discretion of the Board of Directors. Matching contributions made by the Company to the Retirement Plan were approximately $24,000, $18,000, and $17,000 in 2005, 2004 and 2003, respectively. The Company did not make discretionary contributions to the Retirement Plan in 2005, 2004 and 2003.


                                       F16

13. Stock Option Plan

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

Under the Omnibus Plan, on November 19, 2003 the Company granted 327,000 NQSO's. The exercise price of each NQSO equals the market price of the Company's stock on the date of grant ($0.15), and an NQSO's maximum term is 10 years. The NQSO's vest and are exercisable on a three-year vesting schedule.

Under the Omnibus Plan, on January 26, 2005 the Company granted 369,000 NQSO's. The exercise price of each NQSO equals the market price of the Company's stock on the date of grant ($0.40), and an NQSO's maximum term is 10 years. The NQSO's vest and are exercisable on a three-year vesting schedule.


                                          F17

A summary of the status of the Company's NQSO's granted under the Omnibus Plan as of December 31, 2005, 2004 and 2003, and changes during the years ending on those dates follows:




                                                 Shares   Exercise Price

    Outstanding at December 31, 2002             335,000       $0.06
    Granted February 24, 2003                     10,000       $0.10
    Granted November 19, 2003                    335,000       $0.15
    Exercised                                    (98,328)      $0.06
    Forfeited                                        -           -
    Expired                                          -           -
                                                ---------   ------------
    Outstanding at December 31, 2003              581,672   $0.06 - 0.15
                                                ---------   ------------

    Exercised                                     (88,329)     $0.06
    Exercised                                      (3,333)     $0.10
    Forfeited                                     (41,667)   $0.06 - 0.15
    Expired                                           -           -
                                                ----------   ------------
    Outstanding at December 31, 2004              448,343    $0.06 - 0.15
                                                ----------   ------------

    Granted January 26, 2005                      369,000      $0.40
    Exercised                                     (47,664)   $0.06 - 0.15
    Forfeited                                     (61,335)   $0.06 - 0.15
    Forfeited                                     (33,000)     $0.40
    Expired                                           -           $-
                                                -----------   -----------
    Outstanding at December 31, 2005              675,344     $0.06 - 0.40
                                                -----------   ------------
    Exercisable at December 31, 2005              253,011     $0.06 - 0.15
                                                -----------   -------------



14. Commitment and Contingencies

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



                                      F18

15. Two-Year Selected Quarterly Financial Data (Unaudited)


                                      Year Ended December 31, 2005

                               Quarter   Quarter    Quarter     Quarter
                                Ended     Ended      Ended       Ended
                              March 31   June 30    Sept 30     Dec 31
                               --------   -------   ---------   ---------
Project billings              $4,865,202 $4,790,737 $6,249,747 $5,878,410
Gross margin                   1,341,713  1,319,338  1,667,199  1,500,313
Net income (loss)                (32,246)    (9,608)   186,883   (290,773)
Net income (loss) per share
  Basic                          $(0.00)    ($0.00)      $0.02     ($0.03)
  Dilutive                       $(0.00)    ($0.00)      $0.02     ($0.03)

In the quarter ended December 31, 2005 the Company recorded an impairment loss of $100,000 on the carrying value of the land and buildings held for sale (Note 7) and accrued a $450,000 liability to cover potential legal costs and fees related to a claim against the Company (Note 8).





                                      Year Ended December 31, 2004

                               Quarter   Quarter    Quarter     Quarter
                                Ended     Ended      Ended       Ended
                              March 31   June 30    Sept 30     Dec 31
                               --------   -------   ---------   ---------
Project billings              $3,262,062 $4,027,929 $5,008,986 $5,871,126
Gross margin                     974,543  1,083,740  1,352,139  1,424,995
Net income (loss)                (94,898)    23,747    142,689    128,548
Net income (loss) per share
  Basic                          $(0.00)     $0.00      $0.01       $0.01
  Dilutive                       $(0.00)     $0.00      $0.01       $0.01




                                            F19

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                     Balance at                      Balance at
                                     Beginning                         End of
Description                          of Period  Additions  Deductions  Period
----------------------------------   ---------  ---------  ----------  -------

YEAR ENDED DECEMBER 31, 2005

Reserves deducted from assets to
  which they apply:
    Doubtful accounts receivable     $174,500   $40,975   $111,312 (a)$104,163
    Valuation allowance for
      deferred tax assets            $500,000      $-          $-     $500,000


YEAR ENDED DECEMBER 31, 2004

Reserves deducted from assets to
  which they apply:
    Doubtful accounts receivable     $187,000   $14,689    $27,189(a) $174,500
    Valuation allowance for
      deferred tax assets            $500,000      $-          $-     $500,000


YEAR ENDED DECEMBER 31, 2003

Reserves deducted from assets to
  which they apply:
    Doubtful accounts receivable     $140,000   $110,682   $63,682 (a)$187,000
    Valuation allowance for
      deferred tax assets          $2,443,551      $-    $1,943,551   $500,000


(a) Doubtful accounts written off and adjustments.


                                            F20

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

EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT

The listing below includes the subsidiaries of OP-TECH Environmental Services, Inc. ("OP-TECH"). All subsidiaries are owned 100% by OP-TECH. OP-TECH does not have ownership interests in any special purpose entities that are not included in the consolidated financial statements. Both Subsidiaries are inactive as of December 31, 2005.


1. OP-TECH AVIX, Inc. (NY)

2. OP-TECH Environmental Services, Ltd. (Canada)

EXHIBIT 31 - CERTIFICATIONS


Certification of Chief Executive Officer

I, Christopher J. Polimino, certify that:

1. I have reviewed this annual report on Form 10-K of OP-TECH Environmental Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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


       Date: March 28, 2006
       /s/ Christopher J. Polimino
       Christopher J. Polimino
       President and Chief Executive Officer

Certification of Chief Financial Officer

I, Douglas R. Lee, certify that:

1. I have reviewed this annual report on Form 10-K of OP-TECH Environmental Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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


       Date: March 28, 2006
       /s/ Douglas R. Lee
       Douglas R. Lee
       Chief Financial Officer and Treasurer

EXHIBIT 32 - SECTION 1350 CERTIFICATIONS

Certifications Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Christopher J. Polimino, President and Chief Executive Officer of OP-TECH Environmental Services, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


       Date: March 28, 2006
       /s/ Christopher J. Polimino
       Christopher J. Polimino
       President and Chief Executive Officer



I, Douglas R. Lee, Chief Financial Officer and Treasurer of OP-TECH Environmental Services, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and


(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


       Date: March 28, 2006
       /s/ Douglas R. Lee
       Douglas R. Lee
       Chief Financial Officer and Treasurer

<END>