Form 10-Q
period 2006-03-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2006-05-15
CIK 858748

Securities and Exchange Commission
                          Washington, DC 20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2006

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

                               Yes    or No  X

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2006: 11,745,371

         OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

                                       INDEX

PART I.  FINANCIAL INFORMATION                                       Page No.

   Item 1.  Financial Statements

            Consolidated Balance Sheets
            -March 31, 2006 (Unaudited) and December 31, 2005 (Audited)...3

            Consolidated Statements of Operations
            -Three months ended March 31, 2006 and
             March 31, 2005 (Unaudited)...................................4

            Consolidated Statements of Cash Flows
            -Three months ended March 31, 2006 and
             March 31, 2005 (Unaudited)...................................5

            Notes to Consolidated Financial Statements (Unaudited).......6-9

   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations........................10-13

   Item 3.  Quantitative and Qualitative Disclosure About Market Risk .....14

   Item 4.  Controls and Procedures .......................................15


PART II.    OTHER INFORMATION .............................................16


            SIGNATURES ....................................................17

            CERTIFICATIONS...............................................18-21

ITEM #1 FINANCIAL STATEMENTS                     PART I FINANCIAL INFORMATION


      OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                     (UNAUDITED)
                                                       March 31,   December 31,
                                                         2006          2005

                        ASSETS

Current Assets:
   Cash                                                 $12,120      $90,928
   Accounts receivable (net of allowance for
     doubtful accounts of approximately $133,000
     and $104,000, respectively)                      8,622,316    5,812,977
   Costs on uncompleted projects applicable
     to future billings                               1,118,745    1,403,292
   Inventory                                            247,623      231,088
   Current portion of deferred tax asset                226,546      272,500
   Prepaid expenses and other current assets, net       258,135      395,418
                                                      ----------   ----------
       Total Current Assets                          10,485,485    8,206,203

Property and equipment, net                           2,860,642    2,837,340
Land and Buildings held for sale                        850,000      850,000
Deferred tax asset                                    1,265,064    1,258,064
Other assets                                             34,148       34,148
                                                     -----------   ----------
       Total Assets                                 $15,495,339  $13,185,755
                                                    ===========  ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                  $3,364,505   $1,953,688
   Outstanding checks in excess of bank balance         335,245      357,249
   Billings in excess of costs and estimated profit
     on uncompleted projects                          1,144,348      600,705
   Accrued expenses and other current liabilities       454,045      450,509
   Accrued litigation defense reserve                   450,000      450,000
   Current portion of long-term debt                    464,080      466,916
                                                     -----------  ----------
      Total Current Liabilities                       6,212,223    4,279,067

Long-term debt, net of current portion                1,894,280    2,024,691
Note payable to bank under line of credit             4,441,809    4,000,000
                                                     -----------  ----------
      Total Liabilities                              12,548,312   10,303,758
                                                     -----------  ----------

Shareholders' Equity:
   Common stock, par value $.01 per share;
     authorized 20,000,000 shares; 11,745,371
     shares issued and outstanding as of March 31,
     2006 and December 31, 2005, respectively           117,454      117,454
   Additional paid-in capital                         6,873,664    6,855,901
   Accumulated deficit                               (4,069,891)  (4,106,458)
   Accumulated other comprehensive income                25,800       15,100
                                                     -----------  -----------
     Total Shareholders' Equity                       2,947,027    2,881,997
                                                     ----------  ------------
     Total Liabilities and Shareholders' Equity     $15,495,339  $13,185,755
                                                    ===========  ============


The accompanying notes are an integral part of the consolidated financial statements.

ITEM #1 FINANCIAL STATEMENTS                     PART I FINANCIAL INFORMATION



       OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                      March 31,      March 31,
                                                       2006            2005

Project revenue                                       $7,851,240   $4,865,202

Project costs                                          6,329,477    3,540,788
                                                      ----------   -----------
Gross margin                                           1,521,763    1,324,414
                                                      ----------   -----------

Operating expenses:
    Payroll expense and related payroll taxes
      and benefits                                       601,850      569,873
    Office Expense                                       135,589      124,181
    Occupancy                                            149,367      120,395
    Business Insurance                                   106,359       94,750
    Professional Services                                 92,917       89,539
    Equipment Expenses, net of usage credit              174,860      146,385
    Other expenses                                        77,231      162,975
                                                      -----------   ----------
                                                       1,338,173    1,308,098
                                                      -----------   ----------

Operating income                                         183,590       16,316
                                                      -----------   ----------

Other income and (expense):
   Interest expense                                     (122,128)     (71,235)
   Other, net                                                105        1,174
                                                      -----------   ----------
                                                        (122,023)     (70,061)
                                                      -----------   ----------

Net income (loss) before income taxes                     61,567      (53,745)

Income tax benefit (expense)                             (25,000)      21,500
                                                      -----------   ----------
Net income (loss)                                        $36,567     $(32,245)
                                                      ===========   ==========

Earnings per common share:
    Basic and diluted                                     $0.003       $(0.003)

Weighted average shares outstanding:
    Basic                                             11,745,371    11,713,690
    Diluted                                           12,302,695    11,713,690



The accompanying notes are an integral part of the consolidated financial statements.

ITEM #1 FINANCIAL STATEMENTS                     PART I FINANCIAL INFORMATION


      OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                       March 31,     March 31,
                                                         2006          2005

Operating activities:
  Net income (loss)                                      $36,567     $(32,246)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Bad debt expense                                      32,954       13,535
    Depreciation and amortization                        143,608      130,443
    Stock Compensation                                    17,763          -
    Provision for deferred income taxes                   31,754      (21,500)
    (Increase) decrease in operating assets and
      increase (decrease) in operating liabilities:
       Accounts receivable                            (2,842,293)   1,534,675
       Costs on uncompleted projects applicable to
        future billings                                  284,547       66,350
       Billings and estimated profit in excess of costs
        on uncompleted contracts                         543,643     (521,042)
       Prepaid expenses, inventory and other assets      120,748      147,182
       Accounts payable and accrued expenses           1,414,353   (1,108,701)
                                                     ------------  -----------
       Net cash provided by operating activities        (216,356)     208,696
                                                     ------------  -----------

Investing activities:
   Purchase of property and equipment                   (166,910)    (258,823)
                                                       -----------   ---------
   Net cash used in investing activities                (166,910)    (258,823)
                                                       -----------   ---------

Financing activities:
   Proceeds from issuance of common stock                   -           4,151
   Outstanding checks in excess of bank balance          (22,004)         -
   Proceeds from note payable to bank and current
    and long-term borrowings, net of financing costs   2,469,529    2,075,457
   Principal payments on current
    and long-term borrowings                          (2,143,067)  (2,003,597)
                                                      -----------  -----------
          Net cash provided by financing activities      304,458       76,011
                                                      -----------  -----------

Increase (decrease) in cash                              (78,808)      25,884

Cash at beginning of period                               90,928      101,738
                                                      -----------  ----------
Cash at end of period                                    $12,120     $127,622
                                                      ===========  ===========

Non-cash item
   Equipment purchased through bank and
     other financing sources                               $-         $69,840


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

The balance sheet at December 31, 2005 has been derived from the audited balance sheet included in the Company's annual report on Form 10-K for the year ended December 31, 2005.


2. Comprehensive Income

The components of comprehensive income (loss) were as follows:

                                                March 31, 2006   March 31, 2005

    Net income (loss)                             $ 36,567         $ (32,246)

    Other comprehensive income (loss):
       Change in fair value of cash flow hedge
       Net of income tax of $7,200 in 2006
       and $2,400 in 2005                           10,700             3,582
                                                 ----------        -----------
    Comprehensive income (loss)                   $ 47,267         $ (28,664)
                                                 ==========        ===========

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


4. Related Party Transactions

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company. The costs for these services amounted to approximately $205,000 and $209,000 for the three months ended March 31, 2006 and 2005, respectively.


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

6.   Stock Based Compensation

Effective January 1, 2006 the Company adopted Financial Accounting Standards Board Statement No. 123(R) "Share Based Payment". The Company has chosen to adopt this statement using the modified prospective application. Under this method the Company will recognize the fair value of unvested options granted in prior periods as compensation over the remaining vesting period or requisite service period using the straight line attribution method. The effect in the first quarter of adopting the statement was to decrease income before taxes by $17,763, net income by $10,763, and basic and fully diluted earnings per share by $.001 and $.001, respectively. Prior to 2006 the Company applied APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly no compensation cost was recognized for the options issued. The following table sets forth the Company's net income and earnings per share had the provisions of Statement No. 123(R) been applied in the quarter ended March 31, 2005.


    Net loss as reported                         $ (32,245)

    Deduct: Total stock based employee
      compensation expense determined
      under fair value based methods
      for all awards net of tax effect             (11,600)
                                                 ----------

    Pro forma net loss                           $ (43,845)
                                                 ==========

    Basic loss per share
      As reported                                    (.003)
      Pro forma                                      (.004)

    Diluted loss per share
      As reported                                    (.003)
      Pro forma                                      (.004)

                 PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006 the Company had cash of $12,120 compared to $90,928 at December 31, 2005. The Company voluntarily applies all available cash in the Company's operating account to pay down the Company's note payable to bank under the line of credit.

At March 31, 2006, the Company had working capital of $4,273,262 compared to $3,927,136 at December 31, 2005, with a current ratio of 1.69 to 1 at March 31, 2006 and 1.92 to 1 at December 31, 2005.

For the three months ended March 31, 2006, the Company's net cash used in operations was $216,356 compared to net cash provided by operations of $208,696 during the three months ended March 31, 2005. The cash used by operations for the three months ended March 31, 2006 was primarily a result of a net increase in accounts receivable, partially offset by an increase in accounts payable.

The Company's net cash used in investing activities of $166,910 during the first three months of the year was attributable to the purchase of various field equipment.

The Company's net cash provided by financing activities was $304,458, which was primarily due to the net proceeds from the Company's long-term debt as a result of the financing of the cash used in investing and operating activities.

As of March 31, 2006, the Company has a loan agreement that provides for borrowings up to $5,100,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. The loan is payable on April 1, 2007, bears interest at a rate of prime plus .50 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company. In addition, the Company has entered into a loan agreement which provides for borrowings up to $400,000 to be used to provide equipment financing. As of March 31, 2006, borrowing against the revolving loan aggregated $4,441,809.

During the first quarter of 2006, all principal payments on the Company's debt were made within payment terms.

The Company expects, based on its operating results and the continued availability of its line of credit, that it will be able to meet obligations as they come due.

RESULTS OF OPERATIONS


PROJECT REVENUE

The Company's project revenue for the first quarter of 2006 increased 61% to $7,851,240 from $4,865,202 for the first quarter of 2005.

When comparing the first three months of 2006 to the same period in 2005, the increase in project revenue is due primarily to $2,600,000 of revenue recognized from a remediation project in the Poughkeepsie, NY area.


PROJECT COSTS AND GROSS MARGIN

Project costs for the first quarter of 2006 increased 79% to $6,329,477 from $3,540,788 for the same period in 2005. Project costs as a percentage of revenues were 81% and 73% for the three months ended March 31, 2006 and 2005, respectively. Gross margin for the first quarter of 2006 decreased to 19% from 27% for the same period in 2005.

Both project revenue and project costs increased. The decrease in the gross margin percentage was planned and was due to the performance of two large projects which produced a lower gross margin than the Company earns for its typical small and medium size projects.



OPERATING EXPENSES

Operating expenses for the quarter ended March 31, 2006 increased 2% to $1,338,173 from $1,308,098 for the same period in 2005. Operating expenses as a percentage of revenues decreased to 17% for the quarter ended March 31, 2006 from 27% in the same period in 2005.

When comparing the first quarter of 2006 to 2005, the small increase in operating expenses is due to small inflationary increases in several areas including payroll expense, office expense and business insurance, as well as the recording of stock compensation expense.

Included in other expenses for the quarter ended March 31, 2005 was $55,000 accrued for an amount owed to New York State which resulted from a New York State sales and use tax audit performed in March and April, 2005.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2006 increased 71% to $122,128 from $71,235 for the same period in 2005. This increase is due to both an increase in the interest rates paid on the Company's floating-rate debt as well as an increase in the principal balances owed.



NET INCOME (LOSS) BEFORE INCOME TAXES

Due to the factors discussed above, net income before income taxes amounted to $61,567 for the three months ended March 31, 2006 compared to net loss before income taxes of $53,745 for the same period in 2005.



INCOME TAX (EXPENSE) BENEFIT

The Company recorded income tax expense of $25,000 for the quarter ended March 31, 2006 compared to an income tax benefit of $21,500 for the same quarter in 2005.



NET INCOME (LOSS)

Net income (loss) for the quarter ended March 31, 2006 and 2005 was $36,567 or $.003 per share basic and diluted, and ($32,245), or ($.003) per share basic and diluted, respectively.

Effective January 1, 2006 the Company adopted Financial Accounting Standards Board Statement No. 123(R) "Share Based Payment". The Company has chosen to adopt this statement using the modified prospective application. Under this method the Company will recognize the fair value of unvested options granted in prior periods as compensation over the remaining vesting period or requisite service period using the straight line attribution method. The effect in the first quarter of adopting the statement was to decrease income before taxes by $17,763, net income by $10,763, and basic and fully diluted earnings per share by $.001 and $.001, respectively. Prior to 2006 the Company applied APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost was recognized for the options when issued.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management has identified the following critical accounting policies that affect the Company's more significant judgments and estimates used in the preparation of the Company's consolidated financial statements. The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to assets held for sale, revenue recognition, issuance of stock options and related compensation expense, valuation allowances on deferred tax assets, allowance for doubtful accounts and contingencies and litigation. The Company states these accounting policies in the notes to the consolidated financial statements and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to the Company and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

There were no material changes in the Company's market risk or market risk strategies during the quarter ended March 31, 2006.

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

OP-TECH Environmental Services, Inc.
(Registrant)



Date: May 12, 2006     /s/ Christopher J. Polimino
                           Christopher J. Polimino
                           Co-Chief Executive Officer


                       /s/ Charles B. Morgan
                           Charles B. Morgan
                           Co-Chief Executive Officer


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

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



        Date: May 12, 2006
        /s/ Christopher J. Polimino
        Christopher J. Polimino
        Co-Chief Executive Officer

Certification of Chief Executive Officer

I, Charles B. Morgan, certify that:

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

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



        Date: May 12, 2006
        /s/ Charles B. Morgan
        Charles B. Morgan
        Co-Chief Executive Officer

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

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



        Date: May 12, 2006
        /s/ Douglas R. Lee
        Douglas R. Lee
        Chief Financial Officer

EXHIBIT 32 - SECTION 1350 CERTIFICATIONS

Certifications Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


I, Christopher J. Polimino, Co-Chief Executive Officer of OP-TECH
Environmental Services, Inc. (the "Company"), certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


        Date: May 12, 2006
        /s/ Christopher J. Polimino
        Christopher J. Polimino
        Co-Chief Executive Officer


I, Charles B. Morgan, Co-Chief Executive Officer of OP-TECH
Environmental Services, Inc. (the "Company"), certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


        Date: May 12, 2006
        /s/ Charles B. Morgan
        Charles B. Morgan
        Co-Chief Executive Officer



I, Douglas R. Lee, Chief Financial Officer of OP-TECH
Environmental Services, Inc. (the "Company"), certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:


(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


        Date: May 12, 2006
        /s/ Douglas R. Lee
        Douglas R. Lee
        Co-Chief Executive Officer

<END>