Form 10-Q
period 2006-06-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2006-08-14
CIK 858748

Securities and Exchange Commission
                              Washington, DC 20549

                                     FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended  June 30, 2006

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

                                 Yes     or  No X


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 2006 11,745,371

    OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

                                INDEX




PART I.  FINANCIAL INFORMATION                                         Page No.


 Item 1.  Financial Statements

   Consolidated Balance Sheets
   -June 30, 2006 (Unaudited) and December 31, 2005 (Audited)...............3

   Consolidated Statements of Operations
   -Three months ended June 30, 2006 and June 30, 2005 (Unaudited)
   -Six months ended June 30, 2006 and June 30, 2005 (Unaudited)............4

   Consolidated Statements of Cash Flows
   -Six months ended June 30, 2006 and June 30, 2005 (Unaudited)............5

   Notes to Consolidated Financial Statements (Unaudited)..................6-8


 Item 2.  Management's Discussion and Analysis of Financial Condition
   and Results of Operations..............................................9-12


 Item 3.  Quantitative and Qualitative Disclosure About Market Risk ........13


 Item 4.  Controls and Procedures...........................................14


PART II.  OTHER INFORMATION ................................................15

          SIGNATURES........................................................16

          CERTIFICATIONS.................................................17-20

ITEM #1 FINANCIAL STATEMENTS                     PART I FINANCIAL INFORMATION


      OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                     (UNAUDITED)
                                                       March 31,   December 31,
                                                         2006          2005

                        ASSETS

Current Assets:
   Cash                                                 $31,096      $90,928
   Accounts receivable (net of allowance for
     doubtful accounts of approximately $150,000
     and $104,000, respectively)                      5,516,334    5,812,977
   Costs on uncompleted projects applicable
     to future billings                               2,020,080    1,403,292
   Inventory                                            264,875      231,088
   Current portion of deferred tax asset                222,046      272,500
   Prepaid expenses and other current assets, net       783,668      395,418
                                                      ----------   ----------
       Total Current Assets                           8,838,099    8,206,203

Property and equipment, net                           2,956,565    2,837,340
Land and Buildings held for sale                        850,000      850,000
Deferred tax asset                                    1,094,249    1,258,064
Other assets                                             34,148       34,148
                                                     -----------   ----------
       Total Assets                                 $13,773,061  $13,185,755
                                                    ===========  ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                  $1,389,372   $1,953,688
   Outstanding checks in excess of bank balance         160,321      357,249
   Billings in excess of costs and estimated profit
     on uncompleted projects                            777,369      600,705
   Accrued expenses and other current liabilities       481,926      450,509
   Accrued litigation defense reserve                   450,000      450,000
   Current portion of long-term debt                    922,629      466,916
                                                     -----------  ----------
      Total Current Liabilities                       4,181,617    4,279,067

Long-term debt, net of current portion                1,766,760    2,024,691
Note payable to bank under line of credit             4,590,814    4,000,000
                                                     -----------  ----------
      Total Liabilities                              10,539,191   10,303,758
                                                     -----------  ----------

Shareholders' Equity:
   Common stock, par value $.01 per share;
     authorized 20,000,000 shares; 11,745,371
     shares issued and outstanding as of June 30,
     2006 and December 31, 2005, respectively           117,454      117,454
   Additional paid-in capital                         6,891,370    6,855,901
   Accumulated deficit                               (3,807,624)  (4,106,458)
   Accumulated other comprehensive income                32,670       15,100
                                                     -----------  -----------
     Total Shareholders' Equity                       3,233,870    2,881,997
                                                     ----------  ------------
     Total Liabilities and Shareholders' Equity     $13,773,061  $13,185,755
                                                    ===========  ============


The accompanying notes are an integral part of the consolidated financial statements.

ITEM #1 FINANCIAL STATEMENTS                     PART I  FINANCIAL INFORMATION

   OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)



                                     THREE MONTHS ENDED     SIX MONTHS  ENDED
                                    June 30,    June 30,   June 30,   June 30,
                                      2006        2005      2006       2005
                                   ---------- ---------- ---------- ----------

Project revenue                    $7,106,271 $4,790,737 $14,957,511 $9,655,939

Project costs                       5,099,946  3,471,399  11,429,423  6,994,888
                                   ---------- ---------- ---------- ----------

Gross margin                        2,006,325  1,319,338   3,528,088  2,661,051
                                   ---------- ---------- ---------- ----------

Operating expenses:
  Payroll expense and related
    payroll taxes and benefits        635,637    591,752  1,237,487  1,161,625
  Professional Services               126,326     87,371    219,243    176,910
  Occupancy                           132,773    110,777    282,140    231,172
  Office Expense                      143,510    130,038    279,099    254,219
  Business Insurance                  117,588     95,269    223,947    190,019
  Equipment Expense, net of
    usage credit                       96,145    134,616    271,005    281 001
  Other expenses                      181,096     87,090    258,327    267,365
                                    ---------  ---------  ---------  ---------
                                    1,433,075  1,236,913  2,771,248  2,562,311
                                    ---------  ---------  ---------  ---------

Operating income (loss)               573,250     82,425    756,840     98,740
                                    ---------  ---------  ---------  ----------

Other income and (expense):
  Interest expense                   (136,928)   (98,452)  (259,056)  (169,687)
  Other, net                           (1,255)       (81)    (1,150)     1,093
                                     ---------  ---------  ---------  ---------
                                     (138,183)   (98,533)  (260,206)  (168,594)
                                     ---------  ---------  ---------  ---------

Net income (loss) before income taxes 435,067    (16,108)   496,634    (69,854)

Income tax benefit (expense)         (172,800)     6,500   (197,800)    28,000
                                     ---------  ---------  ---------  ---------

Net income (loss)                     $262,267  $(9,608)   $298,834   $(41,854)
                                     =========  =========  =========  =========


Earnings per common share:
    Basic and diluted                 $ 0.02     $ 0.00     $ 0.02)    $(0.00)

Weighted average shares outstanding:
    Basic                           11,745,371 11,725,370 11,745,371 11,719,562
    Diluted                         12,278,792 11,725,370 12,290,743 11,719,562




                The accompanying notes are an integral part of
                     the consolidated financial statements.

ITEM #1 FINANCIAL STATEMENTS                     PART I FINANCIAL INFORMATION


      OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                         SIX MONTHS ENDED
                                                       June 30,      June 30,
                                                         2006          2005

Operating activities:
  Net income (loss)                                     $298,834     $(41,854)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Bad debt expense                                      49,700       21,178
    Depreciation and amortization                        295,708      272,720
    Stock Compensation                                    35,469          -
    Provision for deferred income taxes                  197,800      (28,000)
    (Increase) decrease in operating assets and
      increase (decrease) in operating liabilities:
       Accounts receivable                               246,943    1,136,250
       Costs on uncompleted projects applicable to
        future billings                                 (616,788)    (589,028)
       Billings and estimated profit in excess of costs
        on uncompleted contracts                         176,664     (455,962)
       Prepaid expenses, inventory and other assets       85,435     (323,229)
       Accounts payable and accrued expenses            (532,899)    (205,359)
                                                     ------------  -----------
Net cash provided by (used in) operating activities      236,866     (213,284)
                                                     ------------  -----------

Investing activities:
   Purchase of property and equipment                   (414,933)    (391,257)
                                                       -----------   ---------
   Net cash used in investing activities                (414,933)    (391,257)
                                                       -----------   ---------

Financing activities:
   Proceeds from issuance of common stock                   -           4,151
   Outstanding checks in excess of bank balance         (196,928)         -
   Proceeds from note payable to bank and current
    and long-term borrowings, net of financing costs   7,998,543    2,859,588
   Principal payments on current
    and long-term borrowings                          (7,683,380)  (2,360,936)
                                                      -----------  -----------
          Net cash provided by financing activities      118,235      502,803
                                                      -----------  -----------

Increase (decrease) in cash                              (59,832)    (101,738)

Cash at beginning of period                               90,928      101,738
                                                      -----------  ----------
Cash at end of period                                    $31,096     $    -
                                                      ===========  ===========

Non-cash item
   Equipment purchased through bank and
     other financing sources                             $  -         $198,182
   Non-cash financing of insurance                       $507,472     $   -


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


2. Comprehensive Income

The components of comprehensive income (loss) were as follows:




                                          Six months ended   Three months ended
                                            6/30/06  6/30/05   6/30/06  6/30/05

Net income (loss)                         $298,834 $(41,854)  $262,267 $(9,608)

Other comprehensive income (loss):
  Change in fair value of cash flow hedge
  Net of income tax of $11,700 and $4,580 in
  2006 and $(6,390) and $(8,700) in
  2005, respectively                        17,570   (9,585)    6,870 (13,167)
                                          -------------------------------------

Comprehensive income (loss)               $316,404 $(51,439) $269,137 $(22,775)


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

4. Related Party Transactions

The Company utilizes subcontract labor purchased from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company. The costs for these services amounted to approximately $480,000 and $342,000 for the six months ended June 30, 2006 and 2005, respectively, and $275,000 and $134,000 for the three months ended June 30, 2006 and 2005 respectively.


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

6.   Stock Based Compensation

Effective January 1, 2006 the Company adopted Financial Accounting Standards Board Statement No. 123(R) "Share Based Payment". The Company has chosen to adopt this statement using the modified prospective application. Under this method the Company will recognize the fair value of unvested options granted in prior periods as compensation over the remaining vesting period or requisite service period using the straight line attribution method. The effect in the second quarter of adopting the statement was to decrease income before taxes by $17,706, net income by $10,606, and basic and fully diluted earnings per share by $.001 and $.001, respectively. The effect in the first six months of adopting the statement was to decrease income before income taxes by $35,469, net income by $21,269 and basic and diluted earnings per share by $.002 and $.002 respectively. Prior to 2006 the Company applied APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly no compensation cost was recognized for the options issued. The following table sets forth the Company's net income and earnings per share had the provisions of Statement No. 123(R) been applied in the three months and six months ended June 30, 2005.

                                             Three Months       Six Months
                                       Ended June 30, 2005  Ended June 30, 2005


Net loss as reported                            $ (9,608)        $ (41,854)

Deduct: Total stock based employee
  compensation expense determined
  under fair value based methods
  for all awards net of tax effect               (10,971)          (22,540)
                                                ---------         ----------

Pro forma net loss                             $ (20,579)        $ (64,394)
                                               ==========        ===========

Basic loss per share
  As reported                                      (.001)            (.004)
  Pro forma                                        (.002)            (.005)

Diluted loss per share
  As reported                                      (.001)            (.004)
  Pro forma                                        (.002)            (.005)

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, the Company had cash of $31,096 as compared to $90,928 at December 31, 2005. The Company voluntarily applies all available cash in the Company's operating account to pay down the Company's note payable to bank under its line of credit.

At June 30, 2006, the Company had working capital of $4,656,482 compared to $3,927,136 at December 31, 2005, with a current ratio of 2.11 to 1 at June 30, 2006 and 1.92 to 1 at December 31, 2005.

For the six months ended June 30, 2006, the Company's net cash provided by operations was $236,866 compared to net cash used in operations of $213,284 during the six months ended June 30, 2005. The cash provided by operations for the six months ended June 30, 2006 was primarily a result of the net income during that period.

The Company's net cash used in investing activities of $414,933 during the first six months of 2006 was attributable to the purchase of various field equipment.

Cash provided by financing activities for the six months ended June 30, 2006 was $118,235, which was primarily due to the net proceeds from the Company's long-term debt used to finance the Company's investing activities.

As of March 31, 2006, the Company has a loan agreement that provides for borrowings up to $5,100,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later.
The loan is payable on July 1, 2007, bears interest at a rate of prime plus . 50 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company. In addition, the Company has entered into a loan agreement which provides for borrowings up to $400,000 to be used to provide equipment financing. As of June 30, 2006, borrowing against the revolving loan aggregated $4,590,814.

During the first six months of 2006, all principal payments on the Company's debt were made within payment terms.

The Company expects, based on its operating results and the continued availability of its line of credit that it will be able to meet obligations as they come due.

The Company entered into an option agreement to sell certain land and buildings located in Massena, NY. The option expired on August 7, 2006. As of August 14, 2006 the Company remains in negotiations with the potential buyer, and no amount or terms have been agreed to or finalized.

RESULTS OF OPERATIONS

BILLINGS

The Company's project billings for the second quarter of 2006 increased 48% to $7,106,271 from $4,790,737 for the second quarter of 2005. For the six-month period ended June 30, 2006 the Company's billings have increased 55% to $14,957,511 from $9,655,939 for the same period in 2005.

When comparing the first six months of 2006 to the same period in 2005, the overall increase in billings is due primarily to $3,300,000 of revenue recognized from a remediation project in the Poughkeepsie, NY area as well as an increase in overall project volume at most branch locations.


PROJECT COSTS AND GROSS MARGIN

Project costs for the second quarter of 2006 increased 47% to $5,099,946 from $3,471,399 for the same period in 2005. Project costs as a percentage of revenues were 71.8% and 72.5% for the three months ended June 30, 2006 and 2005, respectively. Gross margin for the second quarter of 2006 increased to 28.2% from 27.5% for the same period in 2005.

For the six-month period ended June 30, 2006, project costs increased 63% to $11,429,423 from $6,994,888 for the six months ended June 30, 2005. Project costs as a percentage of revenues were 76.4% and 72.4% for the six months ended June 30, 2006 and 2005, respectively. Gross margin for the six months ended June 30, 2006 decreased to 23.6% from 27.6% for the same period in 2005.

The decrease in the gross margin percentage was planned and was due to the performance of two large projects which produced a lower gross margin than the Company earns for its typical small and medium size projects.



OPERATING EXPENSES

Operating expenses for the quarter ended June 30, 2006 increased 16% to $1,433,075 from $1,236,913 for the same period in 2005. For the six-month period ended June 30, 2006, operating expenses increased 8% to $2,771,248 from $2,562,311 for the same period in 2005. Operating expenses as a percentage of revenues improved to 19% for the six months ended June 30, 2006 compared to 27% for the comparable period in 2005.

When comparing the first six months of 2006 to 2005, the small increase in operating expenses is due to inflationary increases in several areas including payroll expense, office expense and business insurance, as well as the recording of stock compensation expense.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2006 increased 53% to $259,056 from $169,687 for the same period in 2005. This increase is due to both an increase in the interest rates paid on the Company's floating-rate debt as well as an increase in the principal balances owed.



NET INCOME (LOSS)

Net income for the six months ended June 30, 2006 was $298,834, or $0.02 per share basic and diluted compared to a net loss of $41,854, or $0.00 per share basic and diluted, for the six months ended June 30, 2005.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

There were no material changes in the Company's market risk or market risk strategies during the quarter ended June 30, 2006.

Item 4. - Controls and Procedures

(a) Disclosure Controls and Procedures.
As of the end of the period covering this Form 10-Q, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures". OP-TECH conducted this evaluation under the supervision and with the participation of management, including our Chief Executive Officers and Chief Financial Officer.

(i) Definition of Disclosure Controls and Procedures.
Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our periodic reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As defined by the SEC, such disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officers and Chief Financial Officer, in such a manner as to allow timely disclosure decisions.

(ii) Limitations on the Effectiveness of Disclosure Controls and Procedures and Internal Controls.
OP-TECH recognizes that a system of disclosure controls and procedures (as well as a system of internal controls), no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the system are met. Further, the design of such a system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented in a number of ways. Because of the inherent limitations in a cost-effective control system, system failures may occur and not be detected. However, the Chief Executive Officers and Chief Financial Officer believe that our system of disclosure controls and procedures provides reasonable assurance of achieving their objectives.

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officers and Chief Financial Officer have concluded, based on the evaluation of these controls and procedures, that our disclosure controls and procedures are effective in timely alerting them to material information relating to OP-TECH required to be included in OP-TECH's periodic SEC filings.

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

OP-TECH Environmental Services, Inc.
(Registrant)



Date: August 11, 2006 /s/ Christopher J. Polimino
                          Christopher J. Polimino
                          Co-Chief Executive Officer


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



        Date: August 11, 2006
        /s/ Christopher J. Polimino
        Christopher J. Polimino
        Co-Chief Executive Officer

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



        Date: August 11, 2006
        /s/ Charles B. Morgan
        Charles B. Morgan
        Co-Chief Executive Officer

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



        Date: August 11, 2006
        /s/ Douglas R. Lee
        Douglas R. Lee
        Chief Financial Officer

EXHIBIT 32 - SECTION 1350 CERTIFICATIONS

Certifications Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


I, Christopher J. Polimino, Co-Chief Executive Officer of OP-TECH
Environmental Services, Inc. (the "Company"), certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


        Date: August 11, 2006
        /s/ Christopher J. Polimino
        Christopher J. Polimino
        Co-Chief Executive Officer


I, Charles B. Morgan, Co-Chief Executive Officer of OP-TECH
Environmental Services, Inc. (the "Company"), certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


        Date: August 11, 2006
        /s/ Charles B. Morgan
        Charles B. Morgan
        Co-Chief Executive Officer



I, Douglas R. Lee, Chief Financial Officer of OP-TECH
Environmental Services, Inc. (the "Company"), certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:


(1) the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


        Date: August 11, 2006
        /s/ Douglas R. Lee
        Douglas R. Lee
        Co-Chief Executive Officer

<END>