Form 10-Q
period 2006-09-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2006-11-14
CIK 858748

United States
                      Securities and Exchange Commission
                              Washington, DC 20549

                                 FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  September 30, 2006

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

Large Accelerated filer   Accelerated filer   Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes   or No X

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 14, 2006) 11,748,704

          OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

                                     INDEX




PART I.  FINANCIAL INFORMATION                                         Page No.


 Item 1. Financial Statements

         Consolidated Balance Sheets
         -September 30, 2006 (Unaudited) and December 31, 2005 (Audited).....3

         Consolidated Statements of Operations
         -Three months ended September 30, 2006
             and September 30, 2005 (Unaudited)
          -Nine months ended September 30, 2006
             and September 30, 2005 (Unaudited)..............................4

         Consolidated Statements of Cash Flows
         -Nine months ended September 30, 2006
             and September 30, 2005 (Unaudited)..............................5

         Notes to Consolidated Financial Statements (Unaudited)............6-8


 Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................9-12


 Item 3. Quantitative and Qualitative Disclosure About Market Risk .........13


 Item 4. Controls and Procedures............................................14


PART II.  OTHER INFORMATION ................................................15

          SIGNATURES .......................................................16

          CERTIFICATIONS.................................................17-20

ITEM #1 FINANCIAL STATEMENTS                     PART I FINANCIAL INFORMATION


      OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                     (UNAUDITED)
                                                   September 30,   December 31,
                                                        2006          2005

                        ASSETS

Current Assets:
   Cash                                                 $10,925      $90,928
   Accounts receivable (net of allowance for
     doubtful accounts of approximately $150,000
     and $104,000, respectively)                      7,640,432    5,812,977
   Costs on uncompleted projects applicable
     to future billings                               2,184,596    1,403,292
   Inventory                                            294,256      231,088
   Current portion of deferred tax asset                213,446      272,500
   Prepaid expenses and other current assets, net       702,835      395,418
                                                      ----------   ----------
       Total Current Assets                          11,046,490     8,206,203

Property and equipment, net                           3,125,021    2,837,340
Land and Buildings held for sale                        700,000      850,000
Deferred tax asset                                    1,120,034    1,258,064
Other assets                                             34,148       34,148
                                                     -----------   ----------
       Total Assets                                 $16,025,693  $13,185,755
                                                    ===========  ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                  $2,532,052   $1,953,688
   Outstanding checks in excess of bank balance         342,166      357,249
   Billings in excess of costs and estimated profit
     on uncompleted projects                            576,742      600,705
   Accrued expenses and other current liabilities       417,955      450,509
   Accrued litigation defense reserve                   530,000      450,000
   Current portion of long-term debt                    828,411      466,916
                                                     -----------  ----------
      Total Current Liabilities                       5,227,326    4,279,067

Long-term debt, net of current portion                2,006,477    2,024,691
Note payable to bank under line of credit             5,590,416    4,000,000
                                                     -----------  ----------
      Total Liabilities                              12,824,219   10,303,758
                                                     -----------  ----------

Shareholders' Equity:
   Common stock, par value $.01 per share;
     authorized 20,000,000 shares; 11,748,704 and
     11,745,371 shares issued and outstanding as
     of Sept 30, 2006 and December 31, 2005,
     respectively                                       117,487      117,454
   Additional paid-in capital                         6,910,143    6,855,901
   Accumulated deficit                               (3,845,856)  (4,106,458)
   Accumulated other comprehensive income                19,700       15,100
                                                     -----------  -----------
     Total Shareholders' Equity                       3,201,474    2,881,997
                                                     ----------  ------------
     Total Liabilities and Shareholders' Equity     $16,025,693  $13,185,755
                                                    ===========  ============


The accompanying notes are an integral part of the consolidated financial statements.

ITEM #1 FINANCIAL STATEMENTS                     PART I  FINANCIAL INFORMATION

   OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)



                                     THREE MONTHS ENDED     NINE MONTHS  ENDED
                                    Sept 30,    Sept 30,   Sept 30,   Sept 30,
                                      2006        2005      2006       2005
                                   ---------- ---------- ---------- ----------

Project revenue                   $8,235,199 $6,249,747 $23,192,710 $15,905,686

Project costs                      6,388,227  4,482,875  17,817,650  11,446,714
                                   ---------- ---------- ---------- ----------

Gross margin                       1,846,972  1,766,872   5,375,060   4,458,972
                                   ---------- ---------- ---------- ----------

Operating expenses:
  Payroll expense and related
    payroll taxes and benefits        683,961    583,498  1,921,448  1,745,123
  Professional Services               145,334     93,036    364,577    269,946
  Occupancy                           140,045    121,352    422,185    352,524
  Office Expense                      154,620    138,003    433,719    392,222
  Business Insurance                  143,422    105,501    367,369    295,520
  Telephone                            47,741     45,684    118,773    119,884
  Equipment Expense, net of
    usage credit                      121,582    184,240    392,587    465,241
  Litigation Defense Reserve           80,000         -      80,000        -
  Provision for impairment of Land
    and Buildings Held for Sale       150,000         -     150,000        -
  Other expenses                       83,307     88,341    270,602    312,555
                                    ---------  ---------  ---------  ---------
                                    1,750,012  1,359,655  4,521,260  3,953,015
                                    ---------  ---------  ---------  ---------

Operating income                       96,960    407,217    853,800    505,957
                                    ---------  ---------  ---------  ----------

Other income and (expense):
  Interest expense                   (155,855)   (97,536)  (414,911)  (267,223)
  Other, net                           (2,237)     2,202     (3,387)     3,295
                                     ---------  ---------  ---------  ---------
                                     (158,092)   (95,334)  (418,298)  (263,928)
                                     ---------  ---------  ---------  ---------

Net income (loss) before income taxes (61,132)   311,883    435,502    242,029

Income tax benefit (expense)           22,900   (125,000)  (174,900)   (97,000)
                                     ---------  ---------  ---------  ---------

Net income (loss)                    $(38,232)  $186,883   $260,602   $145,029
                                     =========  =========  =========  =========


Earnings per common share:
    Basic and diluted                 $(0.003)   $ 0.015   $ 0.021    $ 0.012

Weighted average shares outstanding:
    Basic                           11,746,494 11,732,109 11,745,750 11,723,689
    Diluted                         11,746,494 12,330,548 12,299,880 11,923,169




                The accompanying notes are an integral part of
                     the consolidated financial statements.

ITEM #1 FINANCIAL STATEMENTS                     PART I FINANCIAL INFORMATION


      OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                         NINE MONTHS ENDED
                                                       Sept 30,      Sept 30,
                                                         2006          2005

Operating activities:
  Net income                                            $260,602      $145,029
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Bad debt expense                                      67,644       31,308
    Depreciation and amortization                        451,271      419,692
    Stock Compensation                                    53,175          -
    Provision for deferred income taxes                  174,900       97,000
    Provision for impairment of land and buildings
     held for sale                                       150,000          -
    (Increase) decrease in operating assets and
      increase (decrease) in operating liabilities:
       Accounts receivable                            (1,895,099)    (321,915)
       Costs on uncompleted projects applicable to
        future billings                                 (781,304)    (252,734)
       Billings and estimated profit in excess of costs
        on uncompleted contracts                         (23,963)    (516,755)
       Prepaid expenses, inventory and other assets      136,887      (94,177)
       Accrued litigation defense reserve                 80,000          -
       Accounts payable and accrued expenses             545,810      (39,828)
                                                     ------------  -----------
Net cash used in operating activities                   (780,077)    (532,380)
                                                     ------------  -----------

Investing activities:
   Purchase of property and equipment                   (738,952)    (674,194)
                                                       -----------   ---------
   Net cash used in investing activities                (738,952)    (674,194)
                                                       -----------   ---------

Financing activities:
   Proceeds from issuance of common stock                    200        6,251
   Outstanding checks in excess of bank balance          (15,083)         -
   Proceeds from note payable to bank and current
    and long-term borrowings, net of financing costs  11,596,973    5,648,299
   Principal payments on current
    and long-term borrowings                         (10,143,064)  (4,549,714)
                                                      -----------  -----------
          Net cash provided by financing activities    1,439,027    1,104,836
                                                      -----------  -----------

Decrease in cash                                         (80,003)    (101,738)

Cash at beginning of period                               90,928      101,738
                                                      -----------  ----------
Cash at end of period                                    $10,925     $    -
                                                      ===========  ===========

Non-cash items
   Equipment purchased through bank and
     other financing sources                             $  -         $198,182
   Non-cash financing of insurance                       $507,472     $   -


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


2. Comprehensive Income

The components of comprehensive income (loss) were as follows:

                                    Nine months ended      Three months ended
                                      Sept 30  Sept 30       Sept 30  Sept 30
                                       2006     2005           2006      2005

Net income (loss)                    $ 260,602 $ 145,029  $ (38,232) $ 186,883

Other comprehensive income (loss):
   Change in fair value of cash flow
   Hedge Net of income tax of $3,100
   and $(8,600) in 2006 and $5,600
   and $12,000 in 2005, respectively     4,660     8,360    (12,900)    27,910
                                     ----------  --------  ---------  --------

Comprehensive income (loss)           $265,262   $153,389  $(51,132)  $204,793
                                     ==========  ========  =========  =========



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

4. Related Party Transactions

The Company utilizes subcontract labor purchased from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company. The costs for these services amounted to approximately $748,000 and $524,000 for the nine months ended September 30, 2006 and 2005, respectively, and $268,000 and $182,000 for the three months ended September 30, 2006 and 2005 respectively.


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


6. Stock Based Compensation

Effective January 1, 2006 the Company adopted Financial Accounting Standards Board Statement No. 123(R) "Share Based Payment". The Company has chosen to adopt this statement using the modified prospective application. Under this method the Company will recognize the fair value of unvested options granted in prior periods as compensation over the remaining vesting period or requisite service period using the straight line attribution method. The effect in the third quarter of adopting the statement was to decrease income before taxes by $17,706, net income by $10,606, and basic and fully diluted earnings per share by $.001 and $.001, respectively. The effect in the first nine months of adopting the statement was to decrease income before income taxes by $53,175, net income by $31,905 and basic and diluted earnings per share by $.003 and $.003 respectively. Prior to 2006 the Company applied APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly no compensation cost was recognized for the options issued. The following table sets forth the Company's net income and earnings per share had the provisions of Statement No. 123(R) been applied in the three months and nine months ended September 30, 2005.


                                             Three Months       Nine Months
                                       Ended Sept 30, 2005  Ended Sept 30, 2005


Net income as reported                          $ 186,883         $ 145,029

Deduct: Total stock based employee
  compensation expense determined
  under fair value based methods
  for all awards net of tax effect               (10,673)          (33,213)
                                                ---------         ----------

Pro forma net income                           $ 176,210        $   111,816
                                               ==========        ===========

Basic income per share
  As reported                                      .02                .01
  Pro forma                                        .02                .01

Diluted income per share
  As reported                                      .02                .01
  Pro forma                                        .01                .01


7. Common Stock

In August 2006 holders of options to purchase common stock at $.06 per share exercised those options resulting in the issuance of 3,333 shares of common stock.

                       PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                      LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, the Company had cash of $10,925 as compared to $90,928 at December 31, 2005. The Company voluntarily applies all available cash in the Company's operating account to pay down the Company's note payable to bank under its line of credit daily.

At September 30, 2006, the Company had working capital of $5,819,164 compared to $3,927,136 at December 31, 2005, with a current ratio of 2.11 to 1 at September 30, 2006 and 1.92 to 1 at December 31, 2005.

For the nine months ended September 30, 2006, the Company's net cash used in operations was $780,077 compared to $532,380 during the same period in 2005. The cash used in operations for the nine months ended September 30, 2006 was primarily a result of the increase in accounts receivable and costs on uncompleted projects applicable to future billings attributable to an increase in project volume in the six weeks prior to September 30, 2006.

The Company's net cash used in investing activities of $738,952 during the first nine months of 2006 was attributable to the purchase of various field equipment.

Cash provided by financing activities for the nine months ended September 30, 2006 was $1,439,027, which was primarily due to the net proceeds from the Company's long-term debt used to finance the Company's investing and operating activities. In addition, in August 2006 holders of options to purchase common stock at $.06 per share exercised those options resulting in the issuance of 3,333 shares of common stock.

On October 13, 2006, the Company revised its loan agreement that provides for borrowings up to $6,500,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. The loan is payable on July 1, 2008, bears interest at a rate of prime plus .50 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company. As of September 30, 2006, borrowing against the revolving loan aggregated $5,590,416. The Company was not in compliance with certain of these covenants as of September 30, 2006. The Company has obtained a waiver of compliance with these covenants from the Primary Lender.

During the first nine months of 2006, all principal payments on the Company's debt were made within payment terms.

The Company expects, based on its operating results and the continued availability of its line of credit that it will be able to meet obligations as they come due.

The Company entered into an option agreement to sell certain land and buildings located in Massena, NY for $700,000. The option was exercised in September 2006 and the land and buildings are scheduled to be sold in the fourth quarter. Accordingly, at September 30, 2006 the Company has recorded a provision for impairment of land and buildings held for sale in the amount of $150,000 to reduce the book value of the land and buildings to the sale price of $700,000.

The Company has recorded an additional litigation defense reserve in the amount of $80,000 in the quarter ended September 2006 which represents the cost related to the settlement of a claim.

                           RESULTS OF OPERATIONS

                             PROJECT REVENUE

The Company's project revenue for the third quarter of 2006 increased 32% to $8,235,199 from $6,249,747 for the third quarter of 2005. For the nine-month period ended September 30, 2006 the Company's project revenue has increased 46% to $23,192,710 from $15,905,686 for the same period in 2005.

When comparing the first nine months of 2006 to the same period in 2005, the overall increase in project revenue is due to an increase in the amount of larger projects. The Company has made a concerted and planned effort to bid on larger projects at a lower gross margin percentage in order to grow overall gross margin dollars.


                       PROJECT COSTS AND GROSS MARGIN

Project costs for the third quarter of 2006 increased 43% to $6,388,227 from $4,482,875 for the same period in 2005. Project costs as a percentage of revenues were 77.6% and 71.7% for the three months ended September 30, 2006 and 2005, respectively. Gross margin for the third quarter of 2006 decreased to 22.4% from 28.3% for the same period in 2005.

For the nine-month period ended September 30, 2006, project costs increased 56% to $17,817,650 from $11,446,714 for the nine months ended September 30, 2005. Project costs as a percentage of revenues were 76.8% and 72.0% for the nine months ended September 30, 2006 and 2005, respectively. Gross margin for the nine months ended September 30, 2006 decreased to 23.2% from 28% for the same period in 2005.

The decrease in the gross margin percentage was planned and was due to the performance of several large projects that were bid at a lower gross margin percentage than was the Company's average prior to 2006 in order to increase the overall gross margin dollars.


                            OPERATING EXPENSES

Operating expenses for the quarter ended September 30, 2006 increased 29% to $1,750,012 from $1,359,655 for the same period in 2005. For the nine-month period ended September 30, 2006, operating expenses increased 14% to $4,521,260 from $3,953,015 for the same period in 2005.

Operating expenses as a percentage of revenues improved to 19.5% for the nine months ended September 30, 2006 compared to 24.9% for the comparable period in 2005.

When comparing the first nine months of 2006 to 2005, the overall increase in operating expenses is due to the recording of a $150,000 impairment of land and buildings held for sale and the recording of a $80,000 litigation defense reserve as well as inflationary increases in several areas including payroll expense, office expense and business insurance, as well as the recording of stock compensation expense.

When excluding the impairment charge and the litigation defense reserve, for the nine months ended September 30, 2006 operating expenses increased 8.6% compared to the same period last year. When excluding the impairment charge and the litigation defense reserve, for the nine months ended September 30, 2006 operating expenses as a percentage of revenues improved to 18.5% from 24.9% for the same period in 2005.

                               INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2006 increased 55% to $414,911 from $267,223 for the same period in 2005. This increase is due to both an increase in the interest rates paid on the Company's floating-rate debt as well as an increase in the principal balances owed.


                                NET INCOME

Net income for the nine months ended September 30, 2006 was $260,602, or $0.02 per share basic and diluted compared to $145,029, or $0.01 per share basic and diluted, for the nine months ended September 30, 2005.

                  CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management has identified the following critical accounting policies that affect the Company's more significant judgments and estimates used in the preparation of the Company's consolidated financial statements. The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, management evaluates those estimates, including those related to assets held for sale, revenue recognition, valuation allowances on deferred tax assets, an allowance for doubtful accounts, and contingencies and litigation reserves. The Company states these accounting policies in the notes to the consolidated financial statements and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to the Company and on various other assumptions that management believes to be reasonable under the circumstances. Actual results could vary from those estimates.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

There were no material changes in the Company's market risk or market risk strategies during the quarter ended September 30, 2006.

Item 4. - Controls and Procedures

(a) Disclosure Controls and Procedures.
As of the end of the period covering this Form 10-Q, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures". OP-TECH conducted this evaluation under the supervision and with the participation of management, including our Chief Executive Officer, President and Chief Financial Officer.

(i) Definition of Disclosure Controls and Procedures.
Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our periodic reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. As defined by the SEC, such disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer, President and Chief Financial Officer, in such a manner as to allow timely disclosure decisions.

(ii) Limitations on the Effectiveness of Disclosure Controls and Procedures and Internal Controls.
OP-TECH recognizes that a system of disclosure controls and procedures (as well as a system of internal controls), no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the system are met. Further, the design of such a system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented in a number of ways. Because of the inherent limitations in a cost-effective control system, system failures may occur and not be detected. However, the Chief Executive Officer, President and Chief Financial Officer believe that our system of disclosure controls and procedures provides reasonable assurance of achieving their objectives.

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer, President and Chief Financial Officer have concluded, based on the evaluation of these controls and procedures, that our disclosure controls and procedures are effective in timely alerting them to material information relating to OP-TECH required to be included in OP-TECH's periodic SEC filings.

(b) Changes in Internal Controls.
There have been no changes in OP-TECH's internal controls over financial reporting that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         None


Item 1A. Risk Factors.

         No material changes


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

                                OP-TECH Environmental Services, Inc.
                                          (Registrant)

Date: November 14, 2006
                           /s/ Christopher J. Polimino
                               Christopher J. Polimino
                               President


                           /s/ Charles B. Morgan
                               Charles B. Morgan
                               Chief Executive Officer


                           /s/ Douglas R. Lee
                               Douglas R. Lee
                               Treasurer and Chief Financial Officer

                            EXHIBIT 31 - CERTIFICATIONS


Certification of President

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


        Date: November 14, 2006
        /s/ Christopher J. Polimino
        Christopher J. Polimino
        President

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


        Date: November 14, 2006
        /s/ Charles B. Morgan
        Charles B. Morgan
        Chief Executive Officer

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



        Date: November 14, 2006
        /s/ Douglas R. Lee
        Douglas R. Lee
        Chief Financial Officer and Treasurer

                EXHIBIT 32 - SECTION 1350 CERTIFICATIONS

Certifications Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Christopher J. Polimino, President of OP-TECH Environmental Services, Inc. (the "Company"), certify, to the best of my knowledge and belief, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1)The Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2006 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        Date: November 14, 2006
        /s/ Christopher J. Polimino
        Christopher J. Polimino
        President



I, Charles B. Morgan, Chief Executive Officer of OP-TECH Environmental Services, Inc. (the "Company"), certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section 1350, that:

(1)The Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2006 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


        Date: November 14, 2006
        /s/ Charles B. Morgan
        Charles B. Morgan
        Chief Executive Officer



I, Douglas R. Lee, Chief Financial Officer of OP-TECH Environmental Services, Inc. (the "Company"), certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section 1350, that:

(1)The Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 2006 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2)the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


        Date: November 14, 2006
        /s/ Douglas R. Lee
        Douglas R. Lee
        Chief Financial Officer and Treasurer

<END>