Form 10-K
period 2006-12-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2007-03-23
CIK 858748

Securities and Exchange Commission
                                Washington, DC 20549

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended  December 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] or No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrants most recently completed fiscal quarter: $8,811,528

Indicate the number of shares outstanding of each of the Company's classes of common stock, as of March 5, 2007. Common stock, $.01 par value: 11,748,704

                                    PART I

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

Hydrogeological Services

The Company provides hydrogeological services to petroleum companies, engineering firms and local and state public entities. The Company maintains several geologists on staff. Through performing hydrogeological assessments, the Company evaluates and determines the need for ground water remediation systems, pump and treatment systems and sub-surface petroleum product recovery. In addition, the Company provides air sparging systems, long-term remediation system operations and maintenance as well as monitoring well and recovery well installations.

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

RCRA. The Resources Conservation and Recovery Act of 1976 is the principal federal statute governing hazardous waste generation, treatment, storage, and disposal. RCRA, or EPA-approved state programs may govern any waste handling activities of substances classified as "hazardous." The 1984 amendments to RCRA substantially expanded its scope by, among other things, providing for the listing of additional wastes as "hazardous" and providing for the regulation of hazardous wastes generated in lower quantities than previously had been regulated. Additionally, the amendments impose restrictions on land disposal of certain hazardous wastes, prescribe more stringent standards for hazardous waste land disposal sites, set standards for underground storage anks and provide for "corrective" action at or near sites of waste management units. Under RCRA, liability and stringent operating requirements may be imposed on a person who is either a "generator" or a "transporter" of hazardous waste, or an "owner" or "operator" of a waste treatment, storage, or disposal facility.

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


                           Competitive Conditions

The markets for environmental remediation, as well as demolition and asbestos removal, continue to be very competitive. The Company competes with many different firms ranging from small local firms to large national firms, many of which have greater financial and marketing resources than the Company. Competition in environmental services is based largely on competitive pricing and quality of service provided. Other competitive factors include geographic location as well as reputation. Management believes the Company is one of the few firms based in its market area that offers a high quality combination of environmental services at the most competitive prices. In addition, through its wide range of environmental services, good reputation, and competitive pricing, the Company hopes to maintain a competitive edge in the environmental services business.

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

                                  Customers

The Company's client base includes state agencies, industrial companies, railroads, real estate developers, auto parts manufacturers, aluminum producers, utility companies, waste disposal firms, municipalities, and engineering firms. During 2006, the Company performed services for approximately 900 clients. These projects were substantially all short-term (three months or less) in nature. The largest business segment for the each of the years ended December 31, 2006, 2005, and 2004 was Emergency Spill Response services. Emergency Spill Response accounted for 21%, 33% and 33% of the Company's revenues for the years ended December 31, 2006, 2005, and 2004, respectively.

During 2006, the Company had project revenue of approximately $8,509,000 related to several contracts with the New York State Department of Environmental Conservation, which totaled approximately 24% of the Company's revenues. The spill response and remediation contracts with the New York State Department of Environmental Conservation expire in November 2008. The loss of this project revenue could have a material adverse effect on the Company.

                                Insurance

The Company maintains commercial general liability, asbestos liability and pollution liability insurance which provides aggregate coverage limits of $12 million. In addition, the Company also maintains workers compensation, comprehensive automobile, and Directors and Officers liability insurance. The Company's insurance coverage is consistent with the insurance requirements found in the environmental remediation industry.

                                Employees

The Company has entered into a contractual co-employment agreement with a third party provider. As of February 1, 2007, the Company had a total of approximately 180 full-time employees under this contract. The Company's ability to retain and expand its staff will be an important factor in determining the Company's future success. The Company considers its relations with its employees to be good, and the Company has never had a work stoppage or threat of a work stoppage.


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

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room located at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of our reports on its website at www.sec.gov.

                             ITEM 1A. RISK FACTORS

Operations of the Company are funded by a working capital line of credit. The borrowing limit on the working capital line of credit is $6,000,000 and the expiration date is July 1, 2008. The loss of the availability of this line of credit after July 1, 2008 could have an adverse effect on the Company if alternate financing sources are not available.

Sales to one customer, the New York State Department of Environmental Conservation ("NYS DEC") accounted for 24%, 28% and 33% of the Company's revenues for the years ended December 31, 2006, 2005 and 2004, respectively. The Company's Spill Response and Remediation contracts with the NYS DEC expire in November 2008. The loss of the NYS DEC contract after November 2008 could have an adverse effect on the Company.



                       ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.


                            ITEM 2. PROPERTIES

The Company leases its corporate headquarters in Syracuse, NY and its branch office locations in Buffalo, Rochester, Waverly, Albany, and Plattsburgh, NY, Edison, NJ and Cleveland, OH. The Company leases an aggregate of approximately 74,100 square feet of office and shop space at those locations. The leases expire at various times through May 31, 2012. The current aggregate monthly lease payment is $32,489 plus utilities.

The Company formerly owned a 13.93-acre parcel of land located in the Town of Massena, St. Lawrence County, New York. There are three support buildings on the premises which include office and shop space. The Company sold this parcel in November 2006 for $700,000. As part of the terms of the sale, the purchaser of the property agreed to allow the Company to continue to rent the premises for a period of nine months after the closing of the sale at a rental rate of $7,500 per month plus utilities. The term of this post possession period extends through July 31, 2007. The Company believes that it will be able to enter into a lease for suitable office and shop space in the Massena, NY area after the post possession period concludes.


Equipment

The Company's owned equipment consists primarily of construction equipment such as vacuum trucks, dump trucks, tankers, excavation equipment, utility vehicles, pumps, generators, and compressors, some of which have been specially modified for the Company's use.

                          ITEM 3. LEGAL PROCEEDINGS

The Company has an accrued liability of $400,000 at December 31, 2006. The liability has been recorded to cover potential legal costs and fees, and also any indemnity, settlement, or other payments necessary to dispose of a claim against the Company.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company held its annual shareholders meeting on May 4, 2006. The shareholders voted on the ratification of Dannible & McKee, LLP as the Company's auditors, and the election of seven directors. The following votes were cast for each:

                                                     For              Against
Ratification of Dannible & McKee, LLP as
the Company's auditors                            6,141,349             -0-


Election of Directors:
Robert J. Berger         Director                 6,141,349             -0-
Richard L. Elander       Director                 6,141,349             -0-
Cornelius B. Murphy, Jr. Director                 6,141,349             -0-
Steven A. Sanders        Director                 6,141,349             -0-
George W. Lee            Director                 6,141,349             -0-
Richard Messina          Director                 6,141,349             -0-
Richard Jacobson         Director                 6,141,349             -0-



There were no other matters submitted to a vote of the Company's shareholders.

                                   PART II


            ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                        RELATED STOCKHOLDER MATTERS

(a) The shares of the Company's common stock are listed on the Over the Counter Bulletin Board under the symbol OTES.

The high and low closing bid prices for the shares of the Company's common stock were as follows:

       Quarter Ended                High Bid           Low Bid

       March 31, 2005               $0.75              $0.55
       June 30, 2005                $0.75              $0.46
       September 30, 2005           $0.75              $0.45
       December 31, 2005            $0.45              $0.28
       March 31, 2006               $0.50              $0.36
       June 30, 2006                $0.50              $0.35
       September 30, 2006           $0.85              $0.29
       December 31, 2006            $0.75              $0.50
       First quarter through
          March 5, 2007             $0.75              $0.75


The aforementioned prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

(b) At March 5, 2007, there were approximately 197 holders of record of the Company's common stock.

(c) The Company has never paid any dividends.


                 Equity Compensation Plan Information

          Number of securities    Weighted-average      Number of securities
            to be issued upon   exercise price of    remaining avail for future
                exercise of        outstanding         issuance under equity
            outstanding options,  options, warrants     compensation plans
            warrants and rights    and rights (1)     (excluding securities
                                                   reflected in column (a)) (1)
                  1)
                  (a)                  (b)                      (c)
                ---------------   ----------------   --------------------------

Equity
compensation
plans approved by
security holders    1,143,998            $0.18                   95,002

Equity
compensation
plans not approved
by security holders     -                   -                        -
                   -----------         ---------              -----------
Total               1,143,998            $0.18                   95,002
                   ===========         =========              ============


(1) As of March 5, 2007.

                    ITEM 6. SELECTED FINANCIAL DATA


Statement of Operations Data

                                      Year Ended December 31

                        2006        2005       2004        2003        2002

Project Billings    $35,069,989 $21,784,096 $18,170,103 $15,037,888 $15,093,052
Net Income (loss)     $354,669    ($145,744)   $200,086  $1,959,031    $553,666
Net Income (loss)
 Per Share
   Basic                 .03       ($.01)      $.02       $.13         $.04
   Diluted               .03       ($.01)      $.02       $.12         $.04


In 2006 the Company recorded compensation expense of $68,613 in conjunction with the adoption of Financial Accounting Standards Board Statement No. 123R Share Based Payment.


Balance Sheet Data
                                       As of December 31
                         2006       2005        2004        2003        2002

Total Assets         $18,376,267 $13,185,755 $12,241,068 $9,124,305  $8,130,139
Long-Term Obligations $7,859,741  $6,024,691  $5,366,959 $4,156,356  $3,570,103

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


                         LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006 the Company had cash and cash equivalents of $30,981 as compared to $90,928 at December 31, 2005. Cash in the Company's operating account is electronically transferred nightly to pay down the Company's revolving line of credit in order to minimize interest expense.

At December 31, 2006, the Company had working capital of $6,904,241 compared to working capital of $3,927,136 at December 31, 2005. The Company had a current ratio of approximately 1.96 to 1 at the end of 2006 compared to 1.92 to 1 at the end of 2005.

Cash used in operating activities during 2006 was $1,149,460 compared to $568,200 during 2005. The increase in cash used in operating activities in 2006 was mainly attributable to a net increase in accounts receivable due to an increase in project volume.

The Company's net cash used in investing activities of $339,786 during 2006 was attributable to the purchase of various field and office equipment offset by proceeds from the sale of property.

Cash provided by financing activities of $1,429,294 in 2006 was primarily due to the timing of pay downs and cash advances on the Company's line of credit, as was necessitated by the net cash used in operating and investing activities.

The Company has a loan agreement that provides for borrowings up to $6,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. The loan is payable on July 1, 2008, bears interest at a rate of prime plus .50 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company. As of December 31, 2006, borrowing against the revolving loan aggregated $5,731,548.

During 2006, all principal payments on the Company's debt were made within payment terms.

The Company has an interest rate swap agreement that has been designated as a hedge. The swap will be evaluated for effectiveness on a quarterly basis and any ineffective portion will be charged to earnings. The effect of the swap is to fix the rate being paid on the term loan at 7.80%.

The Company expects, based on budgeted operating results and the continued availability of its line of credit, that it will be able to meet obligations as they come due.

                          RESULTS OF OPERATIONS

This financial review should be read in conjunction with the accompanying Consolidated Financial Statements and accompanying notes.



                 FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company's future operating results may be affected by a number of factors, including the Company's ability to successfully increase market share in its existing service territory while expanding its services into other markets, realize benefits from cost reduction programs, and utilize its facilities and work force profitably in the face of intense price competition.



          EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006 the Financial Accounting Standards Board issued FASB
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes". The interpretation is required to be adopted in the first quarter of 2007. The Company does not anticipate any significant impact on its financial position, results of operations or cash flows as a result of the adoption of the interpretation.

                          CONTRACTUAL OBLIGATIONS

The Company's estimated future payments as of December 31, 2006 related to its material debt and other certain contractual obligations and the timing of those payments are set forth below. Since many of these payment amounts are not fixed, the amounts in the table are solely estimates and the actual amounts may be different.

                                    Payments Due By Period:

        Contractual                  Less than     2 - 3      4 - 5   More than
         Obligations        Total     one year     years      years    5 years
                        ----------  ----------  ----------  --------  ---------

Long-term debt(1)       $2,899,538   $771,345    $1,121,755  $880,760  $125,678

Note payable to bank
under line of credit(2)  5,731,548        -      5,731,548        -          -

Interest Expense (3)     1,345,767    726,612     517,537    92,534       9,084

Operating leases(4)      1,542,263    510,063     619,864    389,836     22,500
                        ----------  ---------   ---------   --------    -------
Total                  $11,519,116 $2,008,020  $7,990,704 $1,363,130   $157,262
                        ==========  ==========  =========  =========   ========

1. Long-term debt represents term loans payable that mature at various dates through August 2013. Long-term debt includes scheduled maturities but excludes interest payments.

2. Note payable to bank under line of credit includes the scheduled maturity on July 1, 2008, but excludes variable-rate interest payments. The scheduled maturity does not consider the Company's ability to draw or pay down the line of credit facility prior to the maturity date, or the possibility that the maturity date may be extended by negotiations with the lender.

3. Interest expense represents all interest that will become payable on the Company's fixed and floating rate long-term debt obligations. Interest expense assumes that the prime rate remains at the current rate of 8.25% and that the Company's working capital line of credit remains at $6,000,000 and is paid on its maturity date of July 1, 2008.

4. Operating leases represent office facilities and various field equipment
leased under non-	cancelable operating leases expiring at various dates
through 2012.




                       OFF BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements at December 31, 2006 or December 31, 2005 that require disclosure under this item.

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

The Company maintains a valuation allowance on its deferred tax asset based on the amount of net operating losses that management believes it will not utilize prior to the expiration dates of these losses. Management determines the adequacy of this allowance by continually evaluating its ongoing profitability and its ability to generate taxable income in the future sufficient to utilize the net operating losses. If the profitability of the Company were to change, it could effect the amount of net operating losses that could be utilized and require an adjustment to the valuation allowance.

The Company establishes accruals for loss contingencies related to litigation and claims. These estimates are prepared using information available to management at the time of the accrual and at each reporting period. Events and circumstances could change requiring management to revise or adjust amounts accrued for loss contingencies.

                           2006 COMPARED TO 2005

Revenues

During the year ended December 31, 2006, the Company's revenues increased 61% to $35,069,989 as compared to $21,784,096 for the year ended December 31, 2005.

When comparing 2006 to 2005, the overall increase in project revenue is due to an increase in the amount of larger projects performed by the Company. The Company has made a concerted and planned effort to bid on larger projects at a lower gross margin percentage in order to grow overall gross margin dollars.


Project Costs and Gross Margin

Project costs for the year ended December 31, 2006 increased 75% to $27,942,264 from $15,955,533 for the year ended December 31, 2005. Project costs as a percentage of revenues was 80% for the year ended December 31, 2006 compared to 73% for the year ended December 31, 2005. The gross profit margin for the year ended December 31, 2006 was 20% compared to 27% for the year ended December 31, 2005. Gross profit in dollars increased 22% to $7,127,725 from $5,828,563 in 2005. Project costs paid to St. Lawrence Industrial Services, Inc., a related party, amounted to approximately $1,074,000 in 2006 and $734,000 in 2005.

The decrease in the gross margin percentage was planned and was due to the performance of several large projects that were bid at a lower gross margin percentage than was the Company's average prior to 2006 in order to increase the overall gross margin dollars.


Selling, General, and Administrative Expenses

During the year ended December 31, 2006, selling, general, and administrative ("SG&A") expenses increased 11% to $5,678,735 compared to $5,107,218 reported for the previous year exclusive of a $450,000 accrual for a litigation reserve in 2005.

SG&A expenses as a percentage of revenue decreased to 16% for the year ended December 31, 2006 from 23% for the year ended December 31, 2005.

When comparing 2006 to 2005, the overall increase in operating expenses is primarily due to inflationary increases in several areas including payroll expense, office expense and business insurance, as well as the recording of stock compensation expense.


Provision for Impairment of Land and Buildings Held for Sale

In September 2006 the Company recognized a provision for impairment of its land and buildings held for sale in the amount of $150,000 to adjust the carrying value of the land and building held for sale to its fair value. In 2005 an impairment provision of $100,000 was recorded. In November 2006, the Company sold the land and buildings for $700,000.


Operating Income

As a result of the factors discussed above, for the year ended December 31, 2006, the Company reported operating income of $1,298,990 compared to $171,345 for the previous year.


Interest Expense

Interest expense increased 60% to $615,361 in 2006 compared to $384,240 in 2005. The increase in interest expense was primarily due to an increase in the average outstanding balance on the revolving loan when comparing the year ended December 31, 2006 with the same period in 2005. The increase in interest expense is also due to an increase in the rates paid on the Company's floating rate debt that is tied to changes in the prime rate. The prime rate increased from 7.25% at December 31, 2005 to 8.25% at December 31, 2006.

Net Income Before Income Taxes

Net income before income taxes amounted to $629,534 in 2006 compared to net loss before income taxes of $242,744 in 2005.

Income Tax Benefit

The Company recorded a net income tax expense of $274,865 in 2006 compared to an income tax benefit of $97,000 in 2005.

Net Income

Net Income for the year ended December 31, 2006 was $354,669 or $.03 per share basic & diluted compared to net loss of $145,744, or $.01 per share basic and diluted, for the year ended December 31, 2005.


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

When comparing 2005 to 2004, the overall increase in operating expenses is due to several factors:

* Business insurance increased 22% to $403,186. The increase in insurance expense is due to the continuing increase in premiums in the insurance market.

* Fuel expense increased 36% to $646,816. The increase in fuel expense is due to significantly higher fuel prices, additional pieces of equipment, and higher utilization of the Company's equipment.

* Occupancy expense increased 25% to $493,332. The increase in occupancy expense is attributable to new leases entered into for an additional space in Waverly, NY and a larger office in Edison, NJ. In addition, heating costs were significantly higher in 2005.

* Equipment repair and maintenance expense increased 49% to $539,211. The increase in equipment repairs and maintenance was due to the hiring of an additional mechanic, the increased size of the equipment fleet, the higher average age of the equipment fleet, and an increased effort to maintain the fleet in top working condition.

Provision for Impairment of Land and Buildings Held for Sale

At December 31, 2005 the Company recognized a provision for impairment of its land and buildings held for sale in the amount of $100,000 to adjust the carrying value of the land and building held for sale to $850,000.


Accrued Litigation Reserve

The Company recorded an accrued liability of $450,000 at December 31, 2005. The liability has been recorded to cover potential legal costs and fees, and also any indemnity, settlement, or other payments necessary to dispose of a claim against the Company.

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

Interest rate swaps are used to hedge a term debt obligation. Based on the Company's overall interest rate exposure as of and during the year ended December 31, 2006, including derivative and other rate sensitive instruments, a one percent change in interest rates would increase or decrease interest expense by approximately $66,000 annually.

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

(b) Changes in Internal Controls.
There have been no changes in OP-TECH's internal controls over financial reporting during the last fiscal quarter of 2006 that has materially affected or is reasonably likely to affect the Company's internal control over financial reporting.




                        ITEM 9b - OTHER INFORMATION

None

                                  PART III


              ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY


The following table sets forth certain information about the directors of the Company, all of whom were unanimously elected at the Annual Meeting of Stockholders of the registrant on May 4, 2006 for a term of one year.

Each director has served continuously since he was first elected.

The Board of Directors held five meetings during the last calendar year. All of the directors attended more than 75% of the total number of meetings held by the Board of Directors.


Name, Age
Principal Occupation
Year First Elected
Certain Other Information


Robert J. Berger (60)
Director and Co-Chairman of the Board
1998
Mr. Berger has served in his present position as Director since November 1998, and as Chairman of the Board since February 2000 and as Co-Chairman of the Board since January 2007. Mr. Berger was employed in various positions for OnBank from 1978 through March 31, 1998, his last position being Senior Vice President, Treasurer, and Chief Financial Officer. From April through August 1998, he served as consultant to M&T Bancorp. pursuant to its merger agreement with OnBank. From August 1998 through 2004, he was an Adjunct Professor at LeMoyne College in Syracuse, New York. From August 1998 through June 2002, he served as Director of the Madden Institute of Business Education at LeMoyne College. Mr. Berger is also Chairman, President, and Chief Executive Officer of St. Lawrence Industrial Services, Inc.



Richard Messina (44)
Director and Co-Chairman of the Board
2005
Mr. Messina was elected to the Board in November 2005 and elected Co-Chairman of the Board in January 2007. Mr. Messina founded The Benchmark Company, LLC, a securities broker-dealer, in 1988. Benchmark operates out of offices in New York, Boston and Denver and is primarily engaged in equity research, sales, and trading on behalf of institutional clients. Mr. Messina currently serves as Co-Chief Executive Officer of Benchmark.

Cornelius B. Murphy, Jr. (62)
Director
1991
Dr. Murphy has served in his current position since December 1991. Dr. Murphy has been a director of O'Brien & Gere Limited since 1985. Dr. Murphy also served as President of O'Brien & Gere Limited from December 1997 to May 1999 and Chairman of the Board of O'Brien & Gere Engineers from January 1993 to December 1998. Dr. Murphy currently serves as President of the State University of New York College of Environmental Science and Forestry, which is located in Syracuse, New York.



Richard L. Elander (65)
Director
1991
Mr. Elander has served in his present position as a Director since November of 1991. Mr. Elander currently serves as the Commissioner of the Onondaga County Department of Water Environment Protection.



Steven A. Sanders (61)
Director
1991
Mr. Sanders has served in his present position as a Director since December 1991. Since January 1, 2004, he has been of counsel to the law firm of Rubin, Bailin, Ortoli, LLP. From January 1, 2001 to December 31, 2003, he was counsel to the law firm of Spitzer & Feldman PC. Mr. Sanders served as a partner in the law firm of Beckman, Millman & Sanders LLP from October 1997 to December 2000.



George W. Lee, Jr. (58)
Director
2002
Mr. Lee was elected to the Board in December 2002. Mr. Lee co-founded Blasland, Bouck and Lee, Inc., an Engineering News Record top 100 worldwide engineering and scientific services company in 1984. He served in various capacities in this firm, including Executive VP, Director of Marketing and Director of Health and Safety from 1984 to 1994. Mr. Lee served on the Board of Directors of Blasland, Bouck and Lee, Inc. from 1984 to 2005. Since 1984 Mr. Lee has been active as a consultant to new business ventures involved in professional development and wastewater treatment. In October 2005 Mr. Lee joined Pyramid Brokerage of Central New York as a commercial real estate sales agent.



Richard Jacobson (43)
Director
2006
Mr. Jacobson was elected to the Board in February 2006. Mr. Jacobson is currently a Senior Managing Director with Stern Capital. From 1999 to 2003 he was a Vice President and Managing Director in the merchant banking group of Indosuez Capital. From 1997 to 1999 he was a Vice President in the leveraged finance group of SG Cowen. From 1994 to 1997 he was an associate in the leveraged finance group of Chemical Securities, Inc. Mr. Jacobson began his career as an attorney for the law firm of Jacobs, Persinger and Parker.

                              INDEPENDENCE

The Board recognizes the importance of director independence. Under the rules of the New York Stock Exchange, to be considered independent, the Board must determine that a director does not have a direct or indirect material relationship with the Company. Moreover, a director will not be independent if, within the preceding three (3) years: (i) the director was employed by the company or receives $25,000 per year in direct compensation from the company, other than director and committee fees or other forms of deferred compensation for prior service, (ii) the director was partner of or employed by the company's independent auditor, (iii) the director is part of an interlocking directorate in which an executive officer of the company serves on the compensation committee of another company that employs the director, (iv) the director is an executive officer or employee of another company that makes payments to, or receives payments from, the company for property or services in an amount which, in any single fiscal year, exceeds the greater of $100,000 or 2% of such other company's consolidated gross revenues, (v) or the immediate family member in any of the categories in (i) - (iv) above.

The Board has determined that six (6) of the company's seven (7) directors are independent under these standards. As a result of Director Berger's ownership of St. Lawrence Industrial Services Corp., he is not considered to have independent status. Mr. Berger does serve on the Compensation committee based upon his prior business experience and the fact that he is a holder of almost ten percent (10%) of the outstanding shares of the company's stock.


                      RELATED PARTY TRANSACTION REVIEW

The Board has adopted a policy concerning the review, approval and monitoring of transactions involving the Company and "related persons" (directors and executive officers or their immediate family members, or shareholders owning five percent (5%) or greater of the Company's outstanding shares). The policy covers any transaction exceeding $1,000 in which the related person has a direct or indirect material interest. Related person transactions must be approved in advance by the Co-chairmen and reported to the Board at next meeting following the transaction. The policy is intended to restrict transactions to only those which are in the best interests of the Company.


                               AUDIT COMMITTEE

In October of 2002, the Company's Board of Directors formed an Audit Committee (the "Committee"). The members of the Committee are Messrs. Cornelius Murphy, Richard Elander, and George Lee. The Committee operates under a written charter adopted by the Board of Directors. The Committee held 2 meetings during the year ended December 31, 2006. Its duties and responsibilities include the following:

* Provides oversight of the financial reporting process and management's responsibility for the integrity, accuracy and objectivity of financial reports, and accounting and financial reporting practices.
* Recommends to the Board the appointment of the Company's independent registered accounting firm.
* Provides oversight of the adequacy of the Company's system of internal controls.
* Provides oversight of management practices relating to ethical considerations and business conduct, including compliance with laws and regulations.

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

The Committee recommended to the Board of Directors the appointment of Dannible & McKee, LLP as the Company's independent accountants for the year 2006, as ratified by shareholders. The Company's independent accountants provided to the Committee the written disclosure required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm's independence.

Management represented to the Committee that the Company's consolidated financial statements were prepared in accordance with generally accepted accounting principles. The Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants. The Committee discussed with the independent accountants matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees) as currently in effect. Based on these discussions and reviews, the Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 for filing with the Securities and Exchange Commission.

The Committee does not have a financial expert. Due to the small size of the Company and lack of financial complexity, the Committee does not anticipate adding a financial expert.


                         REPORT OF AUDIT COMMITTEE

The Audit Committee reviews the company's financial reporting process on behalf of the Board. Management has the primary responsibility for establishing and maintaining adequate internal financial controllership, for preparing the financial statements and for the public reporting process. Dannible & McKee, LLP, our company's independent auditor for 2006, is responsible for expressing an opinion on the conformity of the company's audited financial statements with generally accepted accounting principles.

In this context, the committee has reviewed and discussed with management and Dannible & McKee, LLP the audited financial statements for the year ended December 31, 2006. The committee has discussed with Dannible & McKee, LLP the matters that are required to be discussed by Statement on auditing Standards No. 61 (Communication with Audit committees). Dannible & McKee, LLP has provided to the committee the written disclosures and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the committee has discussed with Dannible & McKee, LLP that firm's independence. The committee has concluded that Dannible & McKee, LLP's provision of audit and non-audit services to the company is compatible with Dannible & McKee, LLP's independence.

Based on the considerations and discussions referred to above, the committee recommended to the Board of Directors that the audited financial statements for the year ended December 31, 2006 be included in the Annual Report on form 10-K for 2006. This report is provided by the following independent directors, who comprise the committee:

Cornelius Murphy, PhD (Chairman)
Richard Elander
George Lee

                        EXECUTIVE OFFICERS OF THE COMPANY

Name
Age
Position Held


Charles B. Morgan
53
Chief Executive Officer.
Mr. Morgan was named Chief Executive Officer ("CEO") in November 2006. He has Been with the Company since January of 2002 and has previously served as Executive Vice President and Chief Operating Officer
Prior to joining OP-TECH, Mr. Morgan served as a Vice President with the firm of Camp, Dresser and McKee, an Engineering News Record top 20, Boston, MA based consulting, engineering, construction and operating firm.


Christopher J. Polimino
41
President
Mr. Polimino has been President of the Company since January 2000. He has been with the Company since December of 1994 and has previously served as Chief Executive Officer, Executive Vice President, General Manager, and Controller.


Douglas R. Lee
36
Chief Financial Officer & Treasurer
Mr. Lee was named Chief Financial Officer ("CFO") in August 2002 and Treasurer in December 2001, and has been Controller of the Company since March 2001.
Mr. Lee is an inactive Certified Public Accountant in New York State. He previously worked as an Auditor for a public accounting firm from 1993 to 1999, and as Controller for a manufacturing and retail company from 1999 to February 2001.




                 CODE OF ETHICS FOR SENIOR OFFICERS

The Company has adopted a code of ethics that applies to its senior executive and financial officers. The Code of Ethics for senior officers is included in
Exhibit 14.

                    ITEM 11. EXECUTIVE COMPENSATION


A. Introduction
The executive officer compensation information in this section is presented in a new format this year as required by revised executive compensation disclosure rules adopted by the Securities and Exchange Commission ("SEC") in August 2006. The new format includes a Compensation Discussion and Analysis or "CD&A" section that explains the Company's executive officer compensation policy, the material elements of the compensation paid to the Company's executive officers under the policy and how the Company determined the amount paid.

Several disclosure tables follow the CD&A. The first table, the Summary Compensation Table, provides a summary of the total compensation earned by the Company's principal executive officer, principal financial officer and the most highly compensated executive officers other than the principal executive officer and principal financial officer (the "named executives"). The tables following the Summary Compensation Table provide additional information about the elements of compensation presented in the Summary Compensation Table.

B. Compensation Committee
The Compensation Committee of the Board of Directors reviews and administers the Company's compensation policies and practices for the executive officers of the Company. The Compensation Committee is currently comprised of Dr. Murphy, Mr. Messina and Mr. Berger, all of whom are nonemployee directors.
The Company's financial accounting group supports the Compensation Committee's work by providing information reports to the Compensation Committee when requested. The Committee's authority is not set out in a charter. The Committee has not delegated authority and has not hired compensation consultants.

C. Compensation Discussion and Analysis

Compensation Philosophy
The Compensation Committee has adopted an executive compensation policy that rewards executives if the Company achieves its operational, financial and strategic goals and for building shareholder value. The material elements of the total compensation which is considered for executives each year under the Company's policy are (i) base salary, (ii) annual cash bonus, (iii) stock-based awards, and (iv) retirement, health and welfare and other benefits.
The Compensation Committee intends for the compensation earned by executive officers to be commensurate with performance and competitive with the
compensation paid to executives at comparable companies.   The Compensation
Committee has not engaged in any benchmarking of total compensation or any material element thereof. The named executive officers do not play a role in the compensation setting process other than negotiating employment agreements on their own behalf.

Base Salaries
Base salaries provide a baseline level of compensation to executive officers. Base salaries are not linked to the performance of the Company, because they are intended to compensate executives for carrying out the day-to-day duties and responsibilities of their positions.

The Compensation Committee reviews and adjusts base salary levels in January each year. During the review and adjustment process, the Compensation Committee considers:
* individual performance;
* the duties and responsibilities of each executive officer position;
* the relationship of executive officer pay to the base salaries of other employees of the Company; and
* whether the base salary levels are competitive when compared to compensation paid to executives at comparable companies.

The Board of Directors increased the base salaries of all the named executives for 2006 by 3%.

Annual Cash Bonus Awards
The Compensation Committee also considers bonus awards to the named executives at its January meeting each year. In general, the Committee does not award bonuses to executive officers under a pre-established plan or formula. Instead, the Committee makes bonus awards based on its review of the individual performance of the executives and the financial performance of the Company during the preceding year. The Committee believes that awarding bonuses in this manner keeps executives focused on making decisions that are in the long-term best interests of the Company and its shareholders and not for the purpose of achieving a pre-established performance level over a shorter term.

At its January 2007 meeting, the Compensation Committee made cash bonus awards to the named executives for 2006 in the amounts shown in the Summary Compensation Table that follows this CD&A.

Stock-Based Awards
The Compensation Committee follows procedures that are substantially similar to the bonus award procedures for making stock-based awards to executive officers. The 2002 Omnibus Plan ("Omnibus Plan") maintained by the Company is intended to promote the growth and general prosperity of the Company by offering incentives to its key employees who are primarily responsible for the growth of the Company and to attract and retain qualified employees. Awards granted under the Plan may be (a) Stock Options which may be designated as Incentive Stock Options intended to qualify under Section 422 of the Internal Revenue Code of 1986, or Nonqualified Stock Options ("NQSO's) not intended to so qualify; (b) stock appreciation rights; (c) restricted stock awards; (d) performance awards; or (e) other forms of stock-based incentive awards. The shares of stock with respect to which the Awards may be granted shall be the common stock, par value at $0.01, of the Company ("Common Stock").

All stock-based awards are made under the Company's Omnibus Plan. The number of shares included in stock-based awards is not determined under a pre-established formula. Instead, as is the case with bonus awards, all stock-based awards are discretionary based on the Committee's review of the individual performance of the executives and the financial performance of the Company during the preceding year.

Under the Omnibus Plan, on January 26, 2005 the Company granted 369,000 NQSO's, of which 160,000 were granted to named executives.


Retirement and Other Benefits
The Company sponsors the OP-TECH Environmental Services 401(k) Plan (the "Plan"), a tax-qualified Code Section 401(k) retirement savings plan, for the benefit of all of its employees, including the named executives. The Plan encourages saving for retirement by enabling participants to save on a pre-tax basis and by providing Company matching contributions equal to 25% of the first 6% that each employee contributes to the Savings Plan.

None of the named executives receive perquisites whose aggregate value exceeds $10,000 annually.

Post Termination of Employment Benefits

The Company has not entered into employment agreements with any executive officers that provide severance or other benefits following their resignation, termination, retirement, death or disability, except for agreements with Mr. Polimino and Mr. Lee that provide severance benefits in the event of a termination of their employment one year prior to or one year following a change of control of the Company, and an agreement with Mr. Morgan that provides severance benefits if seventy-five percent of the common stock or assets of the Company is sold.

All named executives signed employment agreements (the "Agreements") on January 1, 2005. The Agreements were approved by the Board of Directors who were acting as the Compensation Committee prior to the formation of the Compensation Committee. The original term of the Agreements was through December 31, 2005, however the term was subsequently renewed through March 31, 2007. The Agreements stipulate that they shall be automatically renewed on a year-to-year basis unless either party elects not to renew the Agreement upon not less than thirty (30) days written notice to the other, given prior to the end of the renewal term.

The Company elected not to renew the Agreements of all named executives by notice given on February 27, 2007. Therefore, the Agreements will terminate on March 31, 2007. Replacement Agreements which were approved by the compensation committee have been presented to all named executives.
Mr. Morgan signed a Replacement Agreement (the "Replacement
Agreement") on March 13, 2007. As of March 23, 2007, Mr. Polimino and Mr. Lee have not signed Replacement Agreements.

The Agreements stipulate that if the named executive terminates his employment for Good Reason, as defined in the Agreements, or the Agreement is terminated by the Company prior to the expiration of the Employment Period or any renewal term for a reason other than cause, or if the Company elects not to renew the term of the Agreement at any renewal date and a change in control of the Company occurs within one year after the expiration of the employment period or any renewal term, then the Company shall pay Executive a severance in a lump sum on the fifth day following the date of termination or the first anniversary of the expiration of the term of the Agreement.

The severance amount shall include the following:
* Executive's full base salary through the date of termination at the rate in effect at the time the notice of termination was given.
* In lieu of any further salary payments to Executive for periods subsequent to the date of termination, a lump sum cash payment amount that differs for each named executive. See table below under the heading "Gross Change of Control Benefit".
* A lump sum cash payment equal to one times the amount of matching contribution paid by the Company for the 401(k) Plan for the benefit of the named executive during the calendar year immediately preceding the executive's date of termination. See table below under the heading "401(k) Matching Contribution".
* All legal fees and expenses incurred by the executive as a result of such termination, including all such fees and expenses incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement, provided that the Executive is the prevailing party in such proceedings.
* The Company shall maintain in full force and effect, for the continued benefit of the named executive, all employee benefit plans and programs or arrangements in which Executive was entitled to participate immediately prior to the date of termination, until the earlier of three years after the date of termination or such time as executive secures new full time employment and comparable benefits pursuant to that employment have commenced.

All of the agreements provide that if any benefits to be provided under the agreements would cause any payments or benefits to be considered "parachute payments" that would be nondeductible by the Company under Section 280G of the Code, the payments or benefits will be reduced to the maximum permissible deductible amount under Code Section 280G. Section 280G of the Code defines "parachute payments" as payments which (i) are compensatory in nature, (ii) are made to or for the benefit of a shareholder, officer or highly compensated individual, (iii) are contingent on a change in ownership or effective control (or change in ownership of a substantial portion of assets) of a corporation, and (iv) together with other parachute payments have an aggregate present value of at least 3 times the average annual compensation earned by the recipient of the payment over the 5 years preceding the date of the change in control.

The following table shows the cash amounts that would be payable to Mr. Polimino and Mr. Lee if replacement agreements are not agreed to and a change of control of the Company occurs on or before March 31, 2008.


                        Gross
                   Change of Control
                       Benefit
                    Payable under              401(k) Matching
                   the  Agreements                Contribution          Total

    Mr. Polimino       $643,500                    $2,868              $646,368
    Mr. Lee            $214,800                    $1,464              $216,264



Proposed Replacement Agreements have been presented to Mr. Lee and Mr. Polimino. As of March 23, 2007 these proposed replacement agreements are being negotiated and have not been finalized, and there is no assurance as to whether the replacement agreements will be agreed to.

Mr. Morgan signed a Replacement Agreement on March 13, 2007. The term of the Replacement Agreement runs through March 30, 2008. Under the Replacement Agreement, if seventy-five percent (75%) of the common stock or assets of the Company is sold, Mr. Morgan and Mr. Polimino, who has not signed this Replacement agreement as of March 23, 2007, shall be entitled to a sale fee. The sale fee shall be based on the total common stock value or total asset value in the case of an asset sale. The value, which shall be finally determined by the Board of Directors, shall not include debt, holdbacks, escrow funds, earn-outs or similar items. The sale fee will be determined on a sliding scale, and the amounts of portions of the sale fee to be distributed to any other Company employee will be at the discretion of Mr. Morgan and Mr. Polimino and subject to the final approval of the Board of Directors. The sale fee will make up the total compensation to all employees of the Company in the event of a sale of the Company.


D. Conclusion

The Compensation Committee has read the compensation discussion and analysis and has reviewed all components of the Chief named executives' compensation, including salary, bonus, long-term incentive compensation, accumulated realized and unrealized stock option and restricted stock gains, the dollar value of all perquisites and other personal benefits. Based on this review, the Compensation Committee is of the view that the compensation payable under the Replacement Agreements with Messrs. Morgan, Polimino and Lee, in the aggregate, is reasonable and appropriate. As previously noted, Mr. Morgan has signed his Replacement Agreement while Messrs. Polimino and Lee have not signed their replacement Agreements.

E. Executive Officer Compensation Disclosure Tables



                                  Summary Compensation Table



Name and Principal                                       All Other
Position(s)        Year  Salary   Bonus  Option Awards  Compensation  Total
(a)                (b)    (c)      (d)      (f)(1)         (i)(2)       (j)

Christopher J.
  Polimino       2006  $191,200  $17,500   $16,000       $2,868     $227,568
President        2005  $185,000  $   0     $   0         $2,775     $187,775
                 2004  $175,000  $   0     $   0         $2,625     $177,625


Charles B.
  Morgan         2006  $148,500  $17,500   $11,666       $2,228     $179,894
CEO              2005  $145,000  $   0     $   0         $2,175     $147,175
                 2004  $140,000  $   0     $   0         $2,100     $142,100


Douglas R.
  Lee            2006  $80,000   $10,000   $11,666       $1,200     $102,866
CFO & Treasurer  2005  $73,200   $   0     $   0         $1,098      $74,298
                 2004  $69,000   $   0     $   0         $1,035      $70,035




(1) See relevant SFAS No. 123R assumptions in Note 2 of the Consolidated Financial Statements.

(2) Amounts represent the Company's matching contribution to the named executive's 401(k) account. The aggregate value of the perquisites do not exceed $10,000 for any of the named executives.

Column g (Non-Equity Incentive Plan Compensation),column e (Stock Awards), and column h (Change in Pension Value and Nonqualified Deferred Compensation Earning are not applicable and are omitted.

                      Grants of Plan-Based Awards Table

Grants of plan-based awards table is not included since the Company did not grant any plan-based awards in 2006.




              Outstanding Equity Awards at Fiscal Year-End Table


                                           Option Awards


                                   Number of
                Number of          Securities
               Securities          Underlying
               Underlying         Unexercised
               Unexercised         Options                          Option
                 Options              (#)            Option       Expiration
Name         (#) Exercisable     Unexercisable   Exercise Price      Date
(a)                (b)                 (c)             (e)           (f)

Mr. Polimino     25,000                0             $0.06         05/21/12 (1)
                100,000                0             $0.15         11/19/13 (2)
                 20,000             40,000           $0.40         01/26/15 (3)

Mr. Morgan       16,667                0             $0.06         05/21/12 (1)
                 33,333                0             $0.15         11/19/13 (2)
                 16,667             33,333           $0.40         01/26/15 (3)

Mr. Lee          13,334                0             $0.06         05/21/12 (1)
                 50,000                0             $0.15         11/19/13 (2)
                 16,667             33,333           $0.40         01/26/15 (3)


(1) Stock options vest at the rate of 33-1/3% per year with vesting dates of 5/21/03, 5/21/04 and 5/21/05.

(2) Stock options vest at the rate of 33-1/3% per year with vesting dates of 11/19/04, 11/19/05 and 11/19/06.

(3) Stock options vest at the rate of 33-1/3% per year with vesting dates of 1/26/06, 1/26/07 and 1/26/08.

Columns d, i and j related to Equity Incentive Plan Awards and columns g and h Related to stock awards are not applicable and are omitted.




              Option Exercises and Stock Vested Table
Option exercises and stock vested table is not included since no options were exercised in 2006.




                      Pension Benefits Table
Pension benefits table is not included since the Company does not maintain any qualified defined benefit plans or supplemental executive retirement plans.




             Non-Qualified Deferred Compensation Table
Non-qualified deferred compensation table is not included since the Company does not maintain any plans on a non-qualified basis.

                        Director Compensation Table
The following table summarizes the compensation paid to the Chairman and each nonemployee director for his or her service to the Board and its committees during 2006:




                            Fees
                          Earned or
                           Paid in                       All Other
Name                       Cash (1)    Option Awards   Compensation      Total
(a)                           (b)         (d)(2)             (g)           (h)


Robert J. Berger            $4,000        $1,833             $0         $5,833
Richard Messina             $  0          $  0               $0         $  0
Richard L. Elander          $5,000        $1,833             $0         $6,833
Cornelius B. Murphy, Jr.    $5,000        $1,833             $0         $6,833
Steven A. Sanders           $4,000        $1,833             $0         $5,833
George W. Lee               $5,000        $2,166             $0         $7,166
Richard Jacobson            $4,000        $  0               $0         $4,000



(1) In 2006 Directors of the Company were paid $1,000 for each Board meeting attended and $500 for each sub-committee meeting attended. Richard Messina served as an unpaid Director in 2006.

(2) See relevant SFAS No. 123R assumptions in Note 2 of the Consolidated Financial Statements.


Column c (Stock Awards), column e (Non-Equity Incentive Plan Compensation), and column f (Change in Pension Value and Nonqualified Deferred Compensation Earnings) are not applicable and are omitted.




                    Report of Compensation Committee

The Compensation committee reviewed and discussed the compensation Discussion and Analysis with management of the company. Based on such review and discussion, the compensation Committee recommended to the Board of Directors that the Compensation discussion and Analysis be included in the company's Annual Report on Form 10-K for the last fiscal year for filing with the SEC.

Richard Messina (Chairman)
Robert Berger
Cornelius Murphy, Jr.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT


The following table sets forth certain information regarding the beneficial ownership of the company's common stock at February 1, 2007 by persons who, to the knowledge of the Board of Directors, beneficially own more than five percent of the outstanding shares of common stock of the Corporation.

All voting power of the Corporation is vested in its common stock. As of the close of business on February 1, 2007, 11,748,704 shares of common stock par value $.01 per share were outstanding. Each share of common stock is entitled to one vote.



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

The following table sets forth certain information furnished to the Company regarding the beneficial ownership of the Company's common stock at February 1, 2007 by each director and nominee for election as director and each elective officer. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Name of               Number of Shares of Common
Beneficial Owner      Stock Beneficially Owned (3) (4)    Percentage of Class

Richard Messina (1)                  4,208,451               33%

Robert J. Berger (1)                 1,171,667                9%

Richard L. Elander (1)                 429,565                3%

Steven A. Sanders (1)                   45,352               <1%

Cornelius B.Murphy, Jr. (1)             21,424               <1%

George W. Lee (1)                      186,666                1%

Richard Jacobson (1)                      -0-                 0%

Christopher J. Polimino (2)            295,454                2%

Charles Morgan (2)                     200,000                1%

Douglas R. Lee (2)                     140,000               <1%

All Directors as a Group (7 persons) 6,063,125               47%


(1) Director
(2) Officer
(3) Includes unexercised options to purchase shares of common stock:
  Mr. Berger    13,333
  Mr. Elander   10,000
  Mr. Sanders   13,333
  Mr. Murphy    10,000
  Mr. Polimino 185,000
  Mr. GW Lee    16,667
  Mr. Morgan   100,000
  Mr. DR Lee   113,334

       ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Steven A. Sanders, a director of the Company, is of counsel to Rubin, Bailin, Ortoli, LLP, which provides professional services to the Company, and it is anticipated that it will continue to do so. The cost of these services in 2006 was approximately $5,000.

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by Robert J. Berger, a director of the Company. The costs for these services amounted to approximately $1,074,000 in 2006.

           ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


Fees billed by Dannible & McKee, LLP, the Company's principal accountants in the aggregate for each of the last two years were as follows:


                                 2006             2005

        Audit Fees               $34,500       $31,000

        Audit Related Fees       $27,750       $   0

        Tax Fees                 $12,975       $14,750

Audit related fees represent additional internal control related procedures and inspection of documents as requested by the audit committee.

There were no other fees billed for services other than those noted above.

The fees for tax services represent fees for compliance related to Federal and state tax return preparation and filing.

The fees for audit and tax services for 2006 were proposed to the audit committee and approved by that committee in an engagement letter. No other services were provided by the accountants that would require approval by the audit committee.

                                  PART IV



         ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                    AND REPORTS ON FORM 8-K


Page
(a) Financial Statements
(1)  Report of Independent Accountants                                      F-2
     Consolidated Balance Sheets at December 31, 2006 and 2005              F-3
     Consolidated Statement of Operations for the years ended
      December 31, 2006, 2005, and 2004                                     F-4
     Consolidated Statements of Shareholders' Equity for
      the years ended December 31, 2006, 2005, and 2004                     F-5
     Consolidated Statements of Cash Flows for the years ended
      December 31, 2006, 2005, and 2004                                     F-6
     Notes to Consolidated Financial Statements                             F-7

(2) Schedule II, Valuation and Qualifying Accounts for the Years
       Ended 2006, 2005, and 2004                                          F-20


All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the Financial Statements or notes thereto.



(b) Exhibits

10.1  Stock Option Plan - Incorporated herein by reference to the
       Company's Information Statement filed November 6, 2002
14    Code of Ethics                                                        E-1
21    Subsidiaries of the Registrant                                        E-2
31    Certifications                                                        E-3
32    Section 1350 Certifications                                           E-6

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

                              OP-TECH Environmental Services, Inc.
                             (Registrant)

                              By:/s/ Christopher J. Polimino
                              Christopher J. Polimino
                              President


March 23, 2007

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of March, 2007.



/s/ Robert J. Berger
Director and Co-Chairman of the Board
Robert J. Berger

/s/ Richard Messina
Director and Co-Chairman of the Board
Richard Messina

/s/ Richard L. Elander
Director
Richard L. Elander

/s/ Cornelius B. Murphy
Director
Cornelius B. Murphy

/s/ Richard Jacobson
Director
Richard Jacobson

/s/ Steven A. Sanders
Director
Steven A. Sanders

/s/ George W. Lee
Director
George W. Lee

/s/ Christopher J. Polimino
President
Christopher J. Polimino

/s/ Charles B. Morgan
Chief Executive Officer
Charles B. Morgan

/s/ Douglas R. Lee
Chief Financial Officer and Treasurer
Douglas R. Lee

                         OP-TECH Environmental
                    Services, Inc. and Subsidiaries
                   Consolidated Financial Statements
                      December 31, 2006 and 2005


                                  F1

               Independent Registered Accounting Firm


To the Shareholders and Board of Directors of OP-TECH Environmental Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of OP-TECH Environmental Services, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OP-TECH Environmental Services, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements the Company has adopted Financial Accounting Standards Board Statement No. 123(R) "Share Based Payment" (SFAS 123R) in 2006.

In connection with our audits of the financial statements referred to above, we audited the financial schedules listed under Item 15. In our opinion, these financial schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information stated therein.



/s/ Dannible & McKee, LLP
Syracuse, New York

February 27, 2007


                                  F2

                 OP-TECH Environmental Services, Inc. and Subsidiaries
                             Consolidated Balance Sheets
                              December 31, 2006 and 2005


                                                            2006        2005
        Assets

Current assets:
 Cash (Note 4)                                            $30,981      $90,928
 Accounts receivable, net (Notes 1 and 5)              10,008,186    5,812,977
 Costs on uncompleted projects applicable
   to future billings                                   2,984,323    1,403,292
 Inventory                                                378,439      231,088
 Current portion of deferred tax asset                    260,100      272,500
 Prepaid expenses and other current assets, net           447,759      395,418
                                                       ----------    ---------
     Total current assets                              14,109,788    8,206,203

Property and equipment, net (Note 6)                    3,216,781    2,837,340
Land and Buildings held for sale (Note 7)                     -        850,000
Deferred tax asset (Note 11)                            1,004,800    1,258,064
Other assets                                               44,898       34,148
                                                       ----------  -----------
     Total Assets                                     $18,376,267  $13,185,755
                                                      ===========  ===========

    Liabilities and Shareholders' Equity

Current liabilities:
 Accounts payable                                      $4,144,190  $1,953,688
 Outstanding checks in excess of bank balance (Note 4) 149,741 357,249 Billings in excess of costs and estimated
   profit on uncompleted contracts                        796,438     600,705
 Accrued expenses and other current liabilities           943,833     450,509
 Accrued litigation defense reserve (Note 8)              400,000     450,000
 Current portion of long-term debt (Note 9)               771,345     466,916
                                                       -----------  ---------
     Total current liabilities                          7,205,547   4,279,067

Long-term debt, net of current portion (Note 9)         2,128,193   2,024,691
Note payable to bank under line of credit (Note 9)      5,731,548   4,000,000
                                                       ----------  ----------
     Total liabilities                                 15,065,288  10,303,758
                                                       -----------  ---------

Shareholders' equity:
  Common stock, par value $.01 per share; authorized
    20,000,000 shares; 11,748,704 and 11,745,371
    shares outstanding as of December 31, 2006
    and 2005, respectively                                117,487     117,454
  Additional paid-in capital                            6,925,581   6,855,901
  Accumulated deficit                                  (3,751,789) (4,106,458)
  Accumulated other comprehensive income                   19,700      15,100
                                                      -----------  -----------
     Shareholders' equity, net                          3,310,979   2,881,997
                                                      -----------  -----------

     Total Liabilities and Shareholders' Equity       $18,376,267 $13,185,755
                                                      =========== ============


The accompanying notes are an integral part of the consolidated financial statements.


                                        F3

                 OP-TECH Environmental Services, Inc. and Subsidiaries
                          Consolidated Statements of Operations
                      Years Ended December 31, 2006, 2005 and 2004


                                               2006        2005        2004

Project billings and services              $35,069,989 $21,784,096 $18,170,103
Project costs                               27,942,264  15,955,533  13,334,686
                                           ----------- ----------- -----------
  Gross margin                               7,127,725   5,828,563   4,835,417

Selling, general and administrative expenses 5,678,735   5,107,218   4,248,611
Litigation reserve (Note 8)                        -       450,000        -
Provision for impairment of land and
  buildings held for sale (Note 7)             150,000     100,000        -
                                            ---------- ----------- -----------
  Operating income                           1,298,990     171,345     586,806
                                            ---------- ----------- -----------

Other income (expense):
  Interest expense                            (615,361)   (384,240)   (253,854)
  Other, net                                   (54,095)    (29,849)       (268)
                                            ----------- ----------- -----------
                                              (669,456)   (414,089)   (254,122)
                                            ----------- ----------- -----------
     Net income (loss) before income taxes     629,534    (242,744)    332,684
                                            ----------- ----------- -----------

Income tax benefit (expense) (Note 11)
  Current                                       (9,201)    (10,066)    (13,598)
  Deferred                                    (265,664)    107,066    (119,000)
                                            -----------  ---------- ----------
                                              (274,865)     97,000    (132,598)
                                            -----------  ---------- ----------
     Net Income (Loss)                        $354,669   $(145,744)   $200,086
                                            ===========  ========== ==========

Earnings (Loss) per common share:
    Basic                                      $0.030      ($0.012)     $0.017
    Diluted                                    $0.029      ($0.012)     $0.016

Weighted average shares outstanding:
    Basic                                   11,746,476  11,729,154  11,849,508
    Diluted                                 12,325,546  11,729,154  12,351,091



The accompanying notes are an integral part of the consolidated financial statements.


                                        F4

                 OP-TECH Environmental Services, Inc. and Subsidiaries
                   Consolidated Statements of Shareholders' Equity
                     Years Ended December 31, 2006, 2005 and 2004


                                              Additional
                             Common    Common  Paid-In  Accumulated
                             Shares    Stock   Capital     Deficit      Total
                           ----------  ------  --------  ------------  --------

Balance at December
  31, 2003               12,606,045  126,060  7,053,848  (4,160,800)  3,019,108

Purchase and Retirement
 of 1,000,000 Shares     (1,000,000) (10,000)  (240,000)      -       (250,000)

Issuance of 3,333 Shares      3,333       33        300       -            333

Issuance of 88,329 Shares    88,329      883      4,416       -           5,299

Tax Benefit of the Exercise
 Of Stock Options               -         -      24,378       -          24,378

Net Income                      -         -         -       200,086     200,086
                          ---------- ---------- -------- ----------  ---------

Balance at December
  31, 2004               11,697,707   116,976   6,842,942 (3,960,714) 2,999,204

Issuance of 47,664 Shares    47,664       478       5,773        -        6,251

Tax Benefit of the
  Exercise of Stock Options     -          -        7,186        -        7,186

Other Comprehensive Income:
  Change in Fair Value
    of Cash Flow Hedge
    net of tax effect
    of $10,000                 -           -           -         -       15,100

Net Loss                       -           -           -   (145,744)  (145,744)

Total Comprehensive Loss                                              (130,644)
                          --------- ---------- ---------- ---------- ----------

Balance at December
  31, 2005               11,745,371   $117,454 $6,855,901$(4,106,458)$2,881,997

Issuance of 3,333 Shares      3,333         33        167        -          200

Tax Benefit of the
  Exercise of Stock Options     -          -          900        -          900

Recognition of Stock
  Compensation Expense          -          -       68,613        -       68,613

Other Comprehensive Income:
  Change in Fair Value
    of Cash Flow Hedge
    net of tax effect
    of $2,960                   -           -           -        -        4,600

Net Income                      -           -           -   354,669     354,669

Total Comprehensive Income                                              359,269
                          --------- ---------- ---------- ---------- ----------

Balance at December
  31, 2006               11,748,704  $117,487 $6,925,581 $(3,751,789)$3,310,979
                         ======================================================


The accompanying notes are an integral part of the consolidated financial statements

                 OP-TECH Environmental Services, Inc. and Subsidiaries
                       Consolidated Statements of Cash Flows
                     Years Ended December 31, 2006, 2005 and 2004


                                                 2006         2005     2004

Operating activities:
 Net income                                    $354,669   $(145,744)  $200,086
 Adjustments to reconcile net income to
  net cash provided by (used in)
   operating activities:
    Bad debt expense                             62,157      40,975     14,689
    Depreciation and amortization               610,472     556,605    566,567
    Loss on sale of property and equipment       49,873      27,644      9,964
    Provision for impairment of land and
      buildings held for sale                   150,000     100,000         -
    Provision for deferred income taxes         266,564    (109,000)    119,000
    Provision for stock compensation expense     68,613         -           -
   (Increase) decrease in operating assets and
   increase (decrease) in operating liabilities:
      Accounts receivable                    (4,257,366)  (221,743) (2,260,103)
      Costs on uncompleted projects
      applicable to future billings          (1,581,031)  (524,092)   (240,687)
      Prepaid expenses, Inventory
        and other assets, net                   297,030    127,158     140,688
      Billings and estimated profit in Excess
        of costs of uncompleted contracts       195,733   (495,770)    380,124
      Accrued litigation defense reserve        (50,000)   450,000         -
      Accounts payable and
        other accrued expenses                2,683,826   (374,233)  1,545,940
                                               --------- ---------- -----------
Net cash provided by (used in)
   operating activities                      (1,149,460)  (568,200)    476,268
                                               --------- ---------- -----------

Investing activities:
  Proceeds from sale of equipment               692,208     113,000        -
  Purchases of property and equipment        (1,031,994)   (870,676)  (582,586)
                                               --------- ----------- ----------
Net cash used in investing activities          (339,786)   (757,676)  (582,586)
                                               --------- ----------- ----------

Financing activities:
  Proceeds from issuance of common stock            200        6,251      5,632
  Purchase of common stock                           -           -    (250,000)
  Outstanding checks in excess of bank balance  (207,508)    357,249        -
  Loans from directors and officers                 -            -      295,000
  Repayments of loans to directors and officers     -            -     (22,500)
  Proceeds from notes payable to banks and
  long-term borrowings, net of financing costs 16,351,122 8,133,127 9,941,564 Principal payments on current
    and long-term borrowings                 (14,714,515)(7,181,561)(9,819,713)
                                              ----------- ---------- ----------
Net cash provided by (used in)
  financing activities                         1,429,299  1,315,066    149,983
                                              ----------- ---------- ----------

Increase (decrease) in cash and cash equivalents (59,947)   (10,810)    43,665

Cash and cash equivalents at beginning of year    90,928    101,738     58,073
                                              ----------- ---------- ----------

Cash and Cash Equivalents at End of Year         $30,981    $90,928   $101,738
                                              =========== ========== ==========


Non-cash items:
  Equipment purchased through
    bank and other financing sources             $    -    $198,182   $412,349
  Non-cash financing of insurance                $507,472  $    -     $403,902



The accompanying notes are an integral part of the consolidated financial statements

           OP-TECH Environmental Services, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies

Basis of Presentation

OP-TECH Environmental Services, Inc. and Subsidiaries (the "Company"), a Delaware corporation headquartered in Syracuse, New York, provides comprehensive environmental and industrial services predominately in New York, New England, Pennsylvania, New Jersey, and Ohio. The Company performs industrial cleaning of hazardous and non-hazardous materials and provides varying services relating to plant facility closure, including interior and exterior demolition and asbestos removal. In addition, the Company provides remediation services for sites contaminated by hazardous and non-hazardous materials and provides 24-hour emergency spill response services. The Company's revenues are derived from state agencies, industrial companies and municipalities facing complex environmental clean-up problems associated with hazardous and non-hazardous materials as required by various governmental agencies. The Company's services include assessing the regulatory, technical, and construction aspects of the environmental issue, and performing the necessary remediation activities. The Company seeks to provide its clients with remedial solutions which integrate the various aspects of a project and are well-documented, practical, cost effective, and acceptable to regulatory agencies and the public.

OP-TECH AVIX, Inc. (AVIX) is a subsidiary of OP-TECH Environmental Services, Inc. formed in January 2002 to pursue and engage in diversified lines of business. In The fourth quarter of 2004 this subsidiary became inactive and the Company is no longer pursuing the lines of business that AVIX performed. Therefore, separate segment information is no longer presented in the Financial Statements.

OP-TECH Environmental Services, Ltd. is an inactive Canadian subsidiary of OP-TECH Environmental Services, Inc. J.O. Technologies is a partnership that is owned 50% by the Company. The partnership activities are not material to the operations of the Company.


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

Normal delays relating to receipt of job-related vendor invoices, payroll processing, and billing compilation typically cause customer invoices relating to revenue earned in a certain month to be mailed in the first two weeks of the following month. Such invoices mailed after year-end that are included in December 31, 2006 and December 31, 2005 accounts receivable are approximately $3,260,000 and $1,916,000, respectively.


Concentration of Business Risk - Significant Customers

Sales to one customer, other than an affiliated party, amounted to approximately $8,509,000, $6,047,000, and $3,845,000 in 2006, 2005 and 2004,
respectively. Accounts receivable at December 31, 2006 and 2005 include $1,718,316 and $1,955,000 respectively, from this customer.


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

The carrying amount of accounts receivable is reduced by a valuation allowance that represents management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Additionally, management estimates a general allowance based on historical chargeoffs covering other amounts that may not be collectible.


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


Financial Instruments

The Company maintains various financial instruments in the ordinary course of business, which consist of cash, accounts receivable and payable, notes payable, long-term debt and a line of credit. The carrying value of the Company's financial instruments approximates their fair value at December 31, 2006 and 2005. The fair values of fixed rate notes payable and long-term debt are determined using incremental borrowing rates available to the Company for similar types of borrowings. All other financial instruments are short-term in nature and their fair values are based on the amounts that they have been or will be settled for subsequent to the balance sheet date.



                                    F8

Impact of Recently Issued Statements

In July 2006 the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes". The interpretation is required to be adopted in the first quarter of 2007. The Company does not anticipate any significant impact on its financial position, results of operations or cash flows as a result of adopting the interpretation.


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


2.  Stock Based Compensation and Earnings Per Share

Effective January 1, 2006 the Company adopted Financial Accounting Standards Board Statement No. 123(R) "Share Based Payment". The Company has chosen to adopt this statement using the modified prospective application. Under this method the Company will recognize the fair value of unvested options granted in prior periods as compensation over the remaining vesting period or requisite service period using the straight line attribution method. The effect in 2006 of adopting the statement was to reduce income before taxes by $68,613, net income by $41,100, and basic and fully diluted earnings per share by $.004 and $.003, respectively. Prior to 2006 the Company applied APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly no compensation cost was recognized for the options issued. The following table sets forth the Company's net income and earnings per share had the provisions of Statement No. 123(R) been applied in the fiscal years ended December 31, 2005 and 2004.


                                                2005        2004

Net income (loss):
  As reported                               $(145,744)   $200,086

  Deduct: Total stock-based employee
    Compensation expense determined
    under fair value based method for
    all awards, net of related tax effects     52,000      14,000
                                            ----------   --------
Pro forma net income (loss)                 $(197,744)   $186,086
                                            ==========   ========

Basic earnings (loss) per share:
  As reported                                $(0.012)     $0.017
  Pro forma                                  $(0.017)     $0.016

Diluted earnings (loss) per share
  As reported                                $(0.012)     $0.016
  Pro forma                                  $(0.017)     $0.015



                               F9

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding for the period, which were 11,746,476, 11,729,154, and 11,849,508 for the years ended December 31, 2006, 2005 and 2004, respectively. Diluted earnings per share includes the potentially dilutive effect of common stock issuable upon conversion of stock options or warrants.

Warrants were issued to a financial advisor in May 2002 to purchase 480,000 shares of common stock at $0.066 per share, expiring in May 2010.

On March 16, 2004 the Company purchased and retired 1,000,000 shares of its common stock from O'Brien & Gere Limited for $.25 per share, or $250,000.


3. Related Party Transactions

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc. which is owned by a director of the Company. The cost for these services amounted to approximately $1,074,000, $734,000, and $838,000 in 2006, 2005 and 2004, respectively.

A director of the Company is of counsel to Rubin, Bailen, Ortoli, Mayer & Baker, LLP, which provides professional services to the Company. The cost for these services amounted to approximately $5,000, $5,000, and $3,000 in 2006, 2005 and 2004, respectively.


4. Cash

Using a zero balance account, the Company voluntarily applies all available cash in the Company's operating account to pay down the Company's note payable to bank under the line of credit (Note 9) nightly. From time to time cash balances held at the Financial Institution may exceed the Federal Deposit Insurance Corporation limit of $100,000.


5.  Accounts Receivable

Accounts receivable at December 31, 2006 and 2005 consists of:

                                               2006           2005

Accounts Receivable, gross                  $10,122,510   $5,917,140
Allowance for uncollectible receivables        (114,324)    (104,163)
                                            ------------   ----------
Accounts Receivable, net                    $10,008,186   $5,812,977
                                            ===========   ==========


All customer accounts receivable collateralize the Company's outstanding loans with its primary lender (see Note 9).





                                F10

6.  Property, Plant and Equipment
Property, plant and equipment at December 31, 2006 and 2005 consist of:


                                                         2006      2005

Furniture and fixtures                                 $21,758    $21,758
Buildings                                              185,741    255,658
Office machines                                        233,056    233,056
Field equipment                                      5,987,377  4,969,795
                                                     ---------  ---------
                                                     6,427,932  5,480,267
Less: Accumulated depreciation                      (3,211,151)(2,642,927)
                                                    ----------- ----------
                                                    $3,216,781 $2,837,340
                                                    ========== ==========

Depreciation expense approximated $610,000, $557,000, and $567,000 for 2006, 2005 and 2004, respectively.


7.  Land and Buildings Held for Sale

On November 17, 2006 The Company sold approximately 14 acres of land, and buildings thereon, which it owned on the St. Lawrence River in Massena, NY for $692,208 and recorded a loss on sale of property in the amount of $199,873, which included a $150,000 impairment loss recognized in the quarter ended September 30, 2006. An impairment loss of $100,000 was recognized in 2005.


8.  Accrued Litigation Reserve

The Company has accrued a $400,000 liability at December 31, 2006. The liability has been recorded to cover potential legal costs and fees, and also any indemnity, settlement, or other payments necessary to dispose of this claim against the Company. The reserve will be reduced by legal fees or other costs paid.




                                      F11

9.  Long-Term Debt Obligations


Long-term debt at December 31, 2006 and 2005 consists of:


                                                            2006        2005

Note payable to bank under line of credit.
  Due July 1, 2008. (a)                                $5,731,548  $4,000,000
                                                        ----------  ----------

Term Loan due in monthly installment payments
  of $24,848 plus interest at prime plus .75%,
  hedged by an interest rate swap (a)                    1,471,673  1,777,149

Term Loan due in monthly installment payments
  Aggregating $13,223 and $3,044 at December 31,
  2006 and 2005 plus interest at prime plus .75% (a)       908,205     246,571

Insurance Financing Note, due in monthly installment
  payments of $46,134, plus interest at 5.94%,
  collateralized by the assignment of unearned premiums    184,535        -

Equipment Notes, due in monthly installment payments
  Aggregating $12,538 at December 31, 2006
  and 2005, including interest at rates ranging from
  4.9% to 7.9%, collateralized by equipment with a
  carrying value of approximately $400,000 and $500,000
  at December 31, 2006 and 2005.                           335,124     456,877

Equipment Notes, due in monthly installment payments
  Aggregating $1,628 at December 31, 2005 , with 0%
  interest, collateralized by equipment with a carrying
  value of approximately $20,000 at December 31, 2005          -         11,010
                                                        -----------  ----------
                                                         2,899,537    2,491,607
Less: Current portion                                     (771,345)    (466,916)
                                                        -----------  ----------
                                                        $2,128,193   $2,024,691
                                                        =========== ==========



(a) The Company has entered into financing agreements (the "Agreements") with a lender ("Primary Lender").

As of December 31, 2006 the Agreements include a Line of Credit note which provided for borrowings up to $6,000,000 to be used to provide working capital and expires on July 1, 2008, unless renewed by the lender. Interest is charged at a rate ranging from prime plus .50% to prime minus .50%, adjusted annually based upon the minimum fixed charge coverage ratio (EBITDA (earnings before interest expense, income tax expense, depreciation and amortization) minus dividends paid minus unfunded capital expenditures plus lease payments divided by current maturities of long-term debt and lease payments plus interest expense) as calculated in the previous year-end audited financial statements, as follows:



                                   F12

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

The interest rate swap hedge instrument has a fixed rate of 7.05%, matures on February 1, 2012, and has a notional amount that remains equal to the
principal balance on the Term Loan.   The difference between the prime rate,
as periodically adjusted, and the Interest Rate Swap rate of 7.05% will be settled monthly. The effect of the interest rate swap is to fix the floating rate on the Term Loan at 7.80%. At December 31, 2006 the Mark to Market valuation, representing the net present value of the expected cash flow from the Interest Rate Swap, is approximately $32,400.

The Agreements also include Term Loan agreements, which are not hedged by Interest Rate Swap Transactions, which are due in monthly principal installment payments that aggregate $13,223 plus interest at prime plus .50 % The Agreements are collateralized by all present and future right, title and interest in all of the personal property of the Company including, but not limited to, all accounts receivable, inventory and equipment. This collateral has a carrying value at December 31, 2006 as follows:


Accounts Receivable, net of Allowance for Doubtful Accounts   $10,008,186
Inventory                                                         378,439
Equipment, net of Accumulated Depreciation                      2,976,175
                                                              -----------
                                                              $13,362,800
                                                              ===========


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

The Company was not in compliance with the debt to net worth ratio covenant as of December 31, 2006. The Company has obtained a waiver of compliance with this covenant from the Primary Lender.


                                    F13

Interest paid amounted to approximately $615,000, $380,000, and $254,000 in 2006, 2005 and 2004, respectively.

Scheduled principal payments on long-term debt for the next five years, not including the note payable to bank under line of credit, are as follows:


      2007       $771,345
      2008        590,881
      2009        530,874
      2010        471,254
      2011        409,506
      Thereafter  125,678
                 --------
               $2,899,538
               ==========


At December 31, 2006 the Company has outstanding commitments in the form of standby letters of credit in the amount of approximately $1,335,256 securing various agreements.


10.  Operating Lease Obligations

Office facilities and various field equipment are leased under noncancelable operating leases expiring at various dates through 2012. Rent expense incurred under operating leases amounted to approximately $725,000, $694,000, and $405,000 in 2006, 2005 and 2004, respectively. Future minimum lease payments under noncancelable operating leases are as follows:


      2007       $510,063
      2008        340,821
      2009        279,043
      2010        219,138
      2011        170,698
      Thereafter   22,500
                 --------
               $1,542,263
               ==========





                                 F14

11.  Income Taxes

The following summarizes the income tax (benefit) expense at December 31, 2006, 2005 and 2004:


                                       2006          2005        2004
Current:
  Federal                              $-           $-           $-
  State                               9,201        10,066       13,598
                                    --------    ---------    ---------
                                      9,201        10,066       13,598

Deferred                            265,664      (107,066)     119,000
                                   ---------   -----------   ---------
                                    274,865      $(97,000)    $132,598
                                   =========    ==========   =========


In 2006, 2005 and 2004 the difference between the expected tax provision resulting from the application of the federal statutory income tax rate to pre-tax income is due to nondeductible items, state taxes and graduated federal tax rates. The deferred tax expense recognized in 2006, 2005 and 2004 represents the effect of changes in temporary differences.

At December 31, 2006, the Company has federal net operating loss ("NOL") carryforwards of approximately $5,000,000 for income tax purposes. The federal net operating loss carryforward expires at various times beginning in 2009 through the year ending December 31, 2026. The Company believes that it is more likely than not that the taxable income in future years will be sufficient to utilize a portion of these loss carryforwards. Minimum taxable income is anticipated to be approximately $375,000 per year to enable utilization of a portion of these loss carryforwards. Income taxes and franchise taxes paid were approximately $9,000, $10,000, and $12,000 in 2006, 2005 and 2004, respectively.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2006 and 2005 are as follows:




                                                          2006        2005

Deferred tax liabilities:
  Depreciation                                        $(492,176)   $(226,457)
                                                      ----------   ----------
                                                       (492,176)    (226,457)
                                                      ----------   ----------

Deferred tax assets:
  Net operating loss carryforward                     1,970,190    1,929,610
  Accounts receivable reserve                            44,586       40,624
  Accrued expenses                                      242,300      247,787
  Impairment allowance                                      -         39,000
                                                      ----------   ----------
                                                      2,257,076    2,257,021
                                                      ----------   ----------

Net Deferred tax asset                                1,764,900    2,030,564
Valuation allowance for deferred assets                (500,000)    (500,000)
                                                      ----------   ----------
Net deferred tax asset, net of valuation allowance   $1,264,900   $1,530,564
                                                     ===========  ===========


                                      F15

12.  Employee Benefit Plan

The Company maintains a defined contribution employee retirement plan ("Retirement Plan") which covers substantially all employees. The Retirement Plan is funded by voluntary employee contributions which are matched by the Company at a designated percentage, and additional contributions by the Company at the discretion of the Board of Directors. Matching contributions made by the Company to the Retirement Plan were approximately $27,000, $24,000, and $18,000 in 2006, 2005 and 2004, respectively. The Company did not make discretionary contributions to the Retirement Plan in 2006, 2005 and 2004.

13.  Stock Option Plan

The 2002 Omnibus Plan ("Omnibus Plan") maintained by the Company is intended to promote the growth and general prosperity of the Company by offering incentives to its key employees who are primarily responsible for the growth of the Company and to attract and retain qualified employees. Awards granted under the Plan may be (a) Stock Options which may be designated as Incentive Stock Options intended to qualify under Section 422 of the Internal Revenue Code of 1986, or Nonqualified Stock Options ("NQSO's) not intended to so qualify; (b) stock appreciation rights; (c) restricted stock awards; (d) performance awards; or (e) other forms of stock-based incentive awards. The shares of stock with respect to which the Awards may be granted shall be the common stock, par value at $0.01, of the Company ("Common Stock"). Shares delivered upon exercise of the Awards, at the election of the Board of Directors of the Company, may be stock that is authorized but previously unissued or stock reacquired by the Company, or both. The maximum number of shares with respect to which the Awards may be granted under the Plan shall not exceed 1,000,000 shares of Common Stock; provided, however, that such number of shares of Common Stock may also be subject to adjustment, from time to time, at the discretion of the Board of Directors of the Company. Compensation cost subsequent to January 1, 2006 is measured based on the fair value of the options granted. No options were granted in 2006.

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

A summary of the status of the Company's NQSO's granted under the Omnibus Plan as of December 31, 2006, 2005 and 2004, and changes during the years ending on those dates follows:


                                                 Shares   Exercise Price

    Outstanding at December 31, 2003              581,672   $0.06 - 0.15
                                                ---------   ------------

    Exercised                                     (88,329)     $0.06
    Exercised                                      (3,333)     $0.10
    Forfeited                                     (41,667)   $0.06 - 0.15
    Expired                                           -           -
                                                ----------   ------------
    Outstanding at December 31, 2004              448,343    $0.06 - 0.15
                                                ----------   ------------

    Granted January 26, 2005                      369,000      $0.40
    Exercised                                     (47,664)   $0.06 - 0.15
    Forfeited                                     (61,335)   $0.06 - 0.15
    Forfeited                                     (33,000)     $0.40
    Expired                                           -           $-
                                                -----------   -----------
    Outstanding at December 31, 2005              675,344     $0.06 - 0.40
                                                -----------   ------------

    Exercised                                     (3,333)       $0.06
    Forfeited                                        -          $  -
    Expired                                          -          $  -
                                                 ----------  --------------
    Outstanding at December 31, 2006             672,011      $0.06 - 0.40
                                                 ----------  --------------
    Exercisable at December 31, 2006             451,011      $0.06 - 0.40
                                                 ----------  --------------


                                    F17

Shares vesting under the plan had a fair value of $68,613, $73,144 and $19,896 in 2006, 2005 and 2004 respectively.

The remaining weighted average contractual life of options outstanding is approximately 6.8 years. The remaining compensation costs related to non vested options is $57,300 and will be recognized in 2007.



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


                                 F18

15.    Two-Year Selected Quarterly Financial Data (Unaudited)


                                      Year Ended December 31, 2006

                               Quarter   Quarter    Quarter     Quarter
                                Ended     Ended      Ended       Ended
                              March 31   June 30    Sept 30     Dec 31
                               --------   -------   ---------   ---------
Project billings              $7,851,240 $7,106,271 $8,235,199 $11,877,279
Gross margin                   1,521,763  2,006,325  1,846,972   1,752,665
Net income (loss)                 36,567    262,267    (38,232)     94,067
Net income (loss) per share
  Basic                          $0.00     $0.02      ($0.00)     $0.01
  Dilutive                       $0.00     $0.02      ($0.00)     $0.01

In the quarter ended September 30, 2006 the Company recorded an impairment loss of $150,000 on the carrying value of the land and buildings held for sale (Note 7).




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



                                    F19

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                     Balance at                      Balance at
                                     Beginning                         End of
Description                          of Period  Additions  Deductions  Period
----------------------------------   ---------  ---------  ----------  -------


YEAR ENDED DECEMBER 31, 2006

Reserves deducted from assets to
  which they apply:
    Doubtful accounts receivable     $104,163   $62,157   $51,996  (a)$114,324
    Valuation allowance for
      deferred tax assets            $500,000      $-          $-     $500,000


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


                                         F20

EXHIBIT 14 - CODE OF ETHICS FOR SENIOR OFFICERS

The Company's CEO, President and CFO hold important and elevated roles in corporate governance. They are uniquely capable and empowered to ensure that the shareholder's and Company's interests are protected and preserved.

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

The CEO, President and CFO will:

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

EXHIBIT 21 - SUBSIDIARIES OF THE REGISTRANT

The listing below includes the subsidiaries of OP-TECH Environmental Services, Inc. ("OP-TECH"). All subsidiaries are owned 100% by OP-TECH. OP-TECH does not have ownership interests in any special purpose entities that are not included in the consolidated financial statements. Both Subsidiaries are inactive as of December 31, 2006.


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


       Date: March 23, 2007
       /s/ Christopher J. Polimino
       Christopher J. Polimino
       President

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


       Date: March 23, 2007
       /s/ Charles B. Morgan
       Charles B. Morgan
       Chief Executive Officer

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


       Date: March 23, 2007
       /s/ Douglas R. Lee
       Douglas R. Lee
       Chief Financial Officer and Treasurer

EXHIBIT 32 - SECTION 1350 CERTIFICATIONS

Certifications Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Christopher J. Polimino, President of OP-TECH
Environmental Services, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


       Date: March 23, 2007
       /s/ Christopher J. Polimino
       Christopher J. Polimino
       President





Certifications Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Charles B. Morgan, Chief Executive Officer of OP-TECH
Environmental Services, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


       Date: March 23, 2007
       /s/ Charles B. Morgan
       Charles B. Morgan
       President





I, Douglas R. Lee, Chief Financial Officer and Treasurer of OP-TECH Environmental Services, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Annual Report on Form 10-K of the Company for the year ended December 31, 2006 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and


(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


       Date: March 23, 2007
       /s/ Douglas R. Lee
       Douglas R. Lee
       Chief Financial Officer and Treasurer

<END>