Form 10-Q
period 2007-03-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2007-05-15
CIK 858748

United States Securities and Exchange Commission
                       Washington, DC 20549

                           FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended  March 31, 2007

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

                            Yes   X   or No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated filer ____    Accelerated filer   ___     Non-accelerated
filer __X__


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                         Yes   _   or No _X_

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 7, 2007) 11,812,038

        OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

                                   INDEX




PART I.  FINANCIAL INFORMATION                                         Page No.


   Item 1.  Financial Statements

         Consolidated Balance Sheets
          -March 31, 2007 (Unaudited) and December 31, 2006 (Audited)......3

         Consolidated Statements of Operations
         -Three months ended March 31, 2007 and March 31, 2006 (Unaudited).4

         Consolidated Statements of Cash Flows
         -Three months ended March 31, 2007 and March 31, 2006 (Unaudited).5

         Notes to Consolidated Financial Statements (Unaudited)..........6-9

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................10-11

   Item 3. Quantitative and Qualitative Disclosure About Market Risk .... 12


   Item 4. Controls and Procedures........................................13


PART II.  OTHER INFORMATION ..............................................14


          SIGNATURES .....................................................15

          CERTIFICATIONS...............................................16-18

ITEM #1 FINANCIAL STATEMENTS                     PART I FINANCIAL INFORMATION


      OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                     (UNAUDITED)
                                                       March 31,   December 31,
                                                         2007          2006

                        ASSETS

Current Assets:
   Cash                                                 $245,321     $30,981
   Accounts receivable (net of allowance for
     doubtful accounts of approximately $126,000
     and $114,000, respectively)                      8,718,255   10,008,186
   Costs on uncompleted projects applicable
     to future billings                               1,394,865    2,984,323
   Inventory                                            415,769      378,439
   Current portion of deferred tax asset                260,100      260,100
   Prepaid expenses and other current assets, net       386,549      447,759
                                                      ----------   ----------
       Total Current Assets                          11,420,859   14,109,788

Property and equipment, net                           3,506,348    3,216,781
Deferred tax asset                                    1,143,456    1,004,800
Other assets                                             39,898       44,898
                                                     -----------   ----------
       Total Assets                                 $16,110,561  $18,376,267
                                                    ===========  ===========

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                  $2,360,294   $4,144,190
   Outstanding checks in excess of bank balance         272,810      149,741
   Billings in excess of costs and estimated profit
     on uncompleted projects                            568,847      796,438
   Accrued expenses and other current liabilities       545,570      943,833
   Accrued litigation defense reserve                   392,770      400,000
   Current portion of long-term debt                    676,728      771,345
                                                     -----------  ----------
      Total Current Liabilities                       4,817,019    7,205,547

Long-term debt, net of current portion                2,310,435    2,128,193
Note payable to bank under line of credit             5,859,627    5,731,548
                                                     -----------  ----------
      Total Liabilities                              12,987,081   15,065,288
                                                     -----------  ----------

Shareholders' Equity:
   Common stock, par value $.01 per share;
     authorized 20,000,000 shares; 11,748,704
     shares issued and outstanding as of March 31,
     2007 and December 31, 2006, respectively           117,487      117,487
   Additional paid-in capital                         6,939,888    6,925,581
   Accumulated deficit                               (3,949,595)  (3,751,789)
   Accumulated other comprehensive income                15,700       19,700
                                                     -----------  -----------
     Total Shareholders' Equity                       3,123,480    3,310,979
                                                     ----------  ------------
     Total Liabilities and Shareholders' Equity     $16,110,561  $18,376,267
                                                    ===========  ============


The accompanying notes are an integral part of the consolidated financial statements.

ITEM #1 FINANCIAL STATEMENTS                     PART I FINANCIAL INFORMATION



       OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                      March 31,      March 31,
                                                       2007            2006

Project revenue                                       $7,455,990    $7,851,240

Project costs                                          5,847,230     6,329,477
                                                      ----------   -----------
Gross margin                                           1,608,760     1,521,763
                                                      ----------   -----------

Operating expenses:
    Payroll expense and related payroll taxes
      and benefits                                       799,932       601,850
    Office Expense                                       179,467       135,589
    Occupancy                                            186,690       149,367
    Business Insurance                                   139,461       106,359
    Professional Services                                130,192        92,917
    Equipment Expenses, net of usage credit              256,348       174,860
    Other expenses                                        67,187        77,231
                                                      -----------   ----------
                                                       1,759,277     1,338,173
                                                      -----------   ----------

Operating income (loss)                                 (150,517)      183,590
                                                      -----------   ----------

Other income and (expense):
   Interest expense                                     (179,844)     (122,128)
   Other, net                                                855           105
                                                      -----------   ----------
                                                        (178,989)     (122,023)
                                                      -----------   ----------

Net income (loss) before income taxes                   (329,506)       61,567

Income tax benefit (expense)                             131,700       (25,000)
                                                      -----------   ----------
Net income (loss)                                      $(197,806)      $36,567
                                                      ===========   ==========

Earnings per common share:
    Basic                                               $(0.017)        $0.003
    Diluted                                             $(0.016)        $0.003

Weighted average shares outstanding:
    Basic                                             11,748,704    11,745,371
    Diluted                                           12,325,546    12,302,695



The accompanying notes are an integral part of the consolidated financial statements.

ITEM #1 FINANCIAL STATEMENTS                     PART I FINANCIAL INFORMATION


      OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                       March 31,     March 31,
                                                         2007          2006

Operating activities:
  Net income (loss)                                      $(197,806)    $36,567
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Bad debt expense                                      21,958        32,954
    Depreciation and amortization                        167,474       143,608
    Stock Compensation                                       -          17,763
    Provision for deferred income taxes                 (121,649)       31,754
    (Increase) decrease in operating assets and
      increase (decrease) in operating liabilities:
       Accounts receivable                              1,267,973   (2,842,293)
       Costs on uncompleted projects applicable to
        future billings                                 1,589,458      284,547
       Billings and estimated profit in excess of costs
        on uncompleted contracts                         (227,591)     543,643
       Prepaid expenses, inventory and other assets        28,880      120,748
       Accounts payable and accrued expenses           (2,189,389)   1,414,353
                                                     ------------  -----------
       Net cash provided by operating activities          339,308     (216,356)
                                                     ------------  -----------

Investing activities:
   Purchase of property and equipment                    (457,041)    (166,910)
                                                       -----------   ---------
   Net cash used in investing activities                 (457,041)    (166,910)
                                                       -----------   ---------

Financing activities:
   Outstanding checks in excess of bank balance           123,069      (22,004)
   Proceeds from note payable to bank and current
    and long-term borrowings, net of financing costs    4,422,677    2,469,529
   Principal payments on current
    and long-term borrowings                           (4,213,673)  (2,143,067)
                                                      -----------  -----------
          Net cash provided by financing activities       332,073      304,458
                                                      -----------  -----------

Increase (decrease) in cash                               214,340      (78,808)

Cash at beginning of period                                30,981       90,928
                                                      -----------   ----------
Cash at end of period                                    $245,321      $12,120
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

The balance sheet at December 31, 2006 has been derived from the audited balance sheet included in the Company's annual report on Form 10-K for the year ended December 31, 2006.


2. Comprehensive Income

The components of comprehensive income (loss) were as follows:


                                           March 31, 2007         March 31, 2006

   Net income (loss)                        $ (197,806)             $ 36,567

     Other comprehensive income (loss):
       Change in fair value of cash flow hedge
       Net of income tax of $(2,700) in 2007
       and $7,200 in 2006                       (4,000)               10,700
                                            -----------            ----------

     Comprehensive income (loss)            $ (201,806)            $  47,267
                                            ===========            ==========

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


4. Related Party Transactions

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company. The costs for these services amounted to approximately $206,000 and $205,000 for the three months ended March 31, 2007 and 2006, respectively. Amounts owed to St. Lawrence Industrial Services, Inc. which are included in Accounts Payable were $84,000 and $53,000 at March 31, 2007 and March 31, 2006, respectively.


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

                   PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007 the Company had cash of $245,321 compared to $30,981 at December 31, 2006. The Company voluntarily applies all available cash in the Company's operating account to pay down the Company's note payable to bank under the line of credit.

At March 31, 2007, the Company had working capital of $6,603,840 compared to $6,904,241 at December 31, 2006, with a current ratio of 2.37 to 1 at March 31, 2007 and 1.96 to 1 at December 31, 2006.

For the three months ended March 31, 2007, the Company's net cash provided by operations was $339,308 compared to net cash used in operations of $216,356 during the three months ended March 31, 2006. The cash provided by operations for the three months ended March 31, 2007 was primarily a result of a net decrease in accounts receivable and costs on uncompleted projects applicable to future billings, partially offset by a decrease in accounts payable.

The Company's net cash used in investing activities of $457,041 during the first three months of the year was attributable to the purchase of various field equipment.

The Company's net cash provided by financing activities was $332,073, which was primarily due to the net proceeds from the Company's long-term debt as a result of the financing of the cash used in investing activities.

As of March 31, 2007, the Company has a loan agreement that provides for borrowings up to $6,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later. The loan is payable on July 1, 2008, bears interest at a rate of prime plus .50 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company. As of March 31, 2007, borrowing against the revolving loan aggregated $5,859,627.


During the first quarter of 2007, all principal payments on the Company's debt were made within payment terms.

The Company expects, based on its operating results and the continued availability of its line of credit, that it will be able to meet obligations as they come due.

                        RESULTS OF OPERATIONS


                           PROJECT REVENUE

The Company's project revenue for the first quarter of 2007 decreased 5% to $7,455,990 from $7,851,240 for the first quarter of 2006.

When comparing the first three months of 2007 to the same period in 2006, the decrease in project revenue is due primarily to $2,600,000 of revenue recognized from a remediation project in the Poughkeepsie, NY area in 2006 that was not offset by a similar large project in 2007.


                    PROJECT COSTS AND GROSS MARGIN

Project costs for the first quarter of 2007 decreased 8% to $5,847,230 from $6,329,477 for the same period in 2006. Project costs as a percentage of revenues were 78% and 81% for the three months ended March 31, 2007 and 2006, respectively. Gross margin for the first quarter of 2007 increased to 22% from 19% for the same period in 2006.

Both project revenue and project costs decreased. The increase in the gross margin percentage was due to the performance of two large projects in 2006 which produced a lower gross margin than the Company earns for its typical small and medium size projects.



                          OPERATING EXPENSES

Operating expenses for the quarter ended March 31, 2007 increased 31% to $1,759,277 from $1,338,173 for the same period in 2006. Operating expenses as a percentage of revenues increased to 24% for the quarter ended March 31, 2007 from 17% in the same period in 2006.

When comparing the first quarter of 2007 to 2006, the increase in operating expenses is due to several items:

* Payroll expense and related payroll taxes and benefits increased 33% to $799,932 from $601,850 in 2006. The Company has hired several new project managers since the first quarter of 2006, and has experienced an increase in workers compensation rates paid.
* Office Expense increased 32% to $179,467 from $135,589 in 2006. Of this $43,878 increase, $13,759 is related to an increase in telephone expense due to an increase in the number of cellular communications devices, $17,248 is related to increased office supplies expense, $3,330 is related to increased postage and freight expense, and $6,748 is related to increased building repairs and maintenance expense.
* Occupancy Expense increased 25% to $186,690 from $149,367 in 2006. This increase is primarily due to the new lease agreement entered into in the fourth quarter of 2006 in Massena, NY.
* Business Insurance increased 31% to $139,461 from $106,359 in 2006. This increase in insurance expense is due to the increased size of the Company as well as additional coverage purchased.
* Professional Services increased 40% to $130,192 from $92,917 in 2006. This increase in professional service expense is primarily due to an increase in Board of Director fees due to an increase in the meeting attendance fee, and an increase in Legal fees due to a variety of legal services performed.
* Equipment Expenses net of usage credit increased 47% to $256,348 from $174,860 in 2006. Of this $81,488 increase, $52,287 related to higher fuel expense due primarily to higher fuel prices, and $25,952 related to higher depreciation expense due to equipment purchases made since the first quarter of 2006.

                          INTEREST EXPENSE

Interest expense for the three months ended March 31, 2007 increased 47% to $179,844 from $122,128 for the same period in 2006. This increase is due to both an increase in the interest rates paid on the Company's floating-rate debt as well as an increase in the principal balances owed.


              NET INCOME (LOSS) BEFORE INCOME TAXES

Due to the factors discussed above, net loss before income taxes amounted to $329,506 for the three months ended March 31, 2007 compared to net income before income taxes of $61,567 for the same period in 2006.



                    INCOME TAX (EXPENSE) BENEFIT

The Company recorded income tax benefit of $131,700 for the quarter ended March 31, 2007 compared to an income tax expense of $25,000 for the same quarter in 2006.



                           NET INCOME (LOSS)

Net income (loss) for the quarter ended March 31, 2007 and 2006 was ($197,806) or ($.016) per share basic and ($.017) per share diluted, and $36,567, or $.003 per share basic and diluted, respectively.

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



Item 3. Quantitative and Qualitative Disclosure About Market Risk.

There were no material changes in the Company's market risk or market risk strategies during the quarter ended March 31, 2007.

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

                    None


Item 3.  Defaults Upon Senior Securities.

                     None


Item 4.  Submission of Matters to a Vote of Security Holders.

                     None


Item 5.  Other Information.

                     On April 16, 2007, Christopher Polimino, President, announced his resignation from the Company effective May 16, 2007. On April 18, 2007, Douglas Lee, CFO, announced his resignation from the Company effective May 18, 2007.

                     Effective May 19, 2007 Jon S. Verbeck will become CFO. Terms of Mr. Verbeck's employment have not been finalized as of the filing of this report.


Item 6. Exhibits and Reports on Form 8-K.

                     None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      OP-TECH Environmental Services, Inc.
                               (Registrant)



Date: May 14, 2007      /s/ Charles B. Morgan
                        Charles B. Morgan
                        Chief Executive Officer


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



        Date: May 14, 2007
        /s/ Charles B. Morgan
        Charles B. Morgan
        Chief Executive Officer

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


        Date: May 14, 2007
        /s/ Douglas R. Lee
        Douglas R. Lee
        Chief Financial Officer and Treasurer

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


(1)
the Quarterly Report on Form 10-Q of the Company for the quarter ended
March 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and


(2)
the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        Date: May 14, 2007
        /s/ Charles B. Morgan
        Charles B. Morgan
        Co-Chief Executive Officer



I, Douglas R. Lee, Chief Financial Officer and Treasurer of OP-TECH Environmental Services, Inc. (the "Company"), certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:


(1)
the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and


(2)
the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        Date: May 14, 2007
        /s/ Douglas R. Lee
        Douglas R. Lee
        Chief Financial Officer and Treasurer

<END>