Form 10-Q
period 2007-06-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2007-08-27
CIK 858748

United States Securities and Exchange Commission
                       Washington, DC 20549

                           FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2007

                              OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

   For the transition period from             to

                            Commission file number  0-19761

                OP-TECH Environmental Services, Inc.
          (Exact name of registrant as specified in its charter)

                                     Delaware           91-1528142
                          (State or other jurisdiction of
I.R.S. Employer                     incorporation or organization)
                                      Identification No.)

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

Large Accelerated filer ____    Accelerated filer   ___     Non- accelerated
filer __X__


Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).

  Yes   _   or No _X_

            APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 10, 2007) 11,812,038


OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

INDEX




PART I.            FINANCIAL INFORMATION
                Page No.


   Item 1.  Financial Statements

           Consolidated Balance Sheets    -June 30, 2007 (Unaudited) and
December 31, 2006 (Audited).........................3

        Consolidated Statements of Operations
   -Three months ended June 30, 2007 and June 30, 2006 (Unaudited)
    -Six months ended June 30, 2007 and June 30, 2006 (Unaudited)............4


   Consolidated Statements of Cash Flows
   -Six months ended June 30, 2007 and June 30, 2006 (Unaudited).............5
  Notes to Consolidated Financial Statements (Unaudited)...................6-9


   Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations...................................10-11


   Item 3.    Quantitative and Qualitative Disclosure About Market Risk ... 12


   Item 4.  Controls and Procedures.........................................13



PART II   OTHER INFORMATION ................................................14


                        SIGNATURES ........................................15

CERTIFICATIONS. ..................................................16-18

ITEM #1 FINANCIAL STATEMENTS                     PART I FINANCIAL INFORMATION


      OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                     (UNAUDITED)
                                                       June 30,   December 31,
                                                         2007          2006

                        ASSETS

Current Assets:
   Cash                                                 $14,087     $30,981
   Accounts receivable (net of allowance for
     doubtful accounts of approximately $295,000
     and $114,000, respectively)                      10,178,849   10,008,186
   Costs on uncompleted projects applicable
     to future billings                               1,435,167    2,984,323
   Inventory                                            402,862      378,439
   Current portion of deferred tax asset                260,100      260,100
   Prepaid expenses and other current assets, net       821,825      447,759
                                                      ----------
       Total Current Assets                          13,112,890   14,109,788

Property and equipment, net                           3,602,115    3,216,781
Deferred tax asset                                    1,307,956    1,004,800
Other assets                                             39,898      44,898

       Total Assets                                 $18,062,859  $18,376,267
                                                   ===========
  ===========.

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                                  $2,652,280   $4,144,190
   Outstanding checks in excess of bank balance          802,666     149,741
   Billings in excess of costs and estimated profit
     on uncompleted projects                           1,351,372     796,438
   Accrued expenses and other current liabilities        643,529     943,833
   Accrued litigation defense reserve                   391,638      400,000
   Current portion of long-term debt                   1,167,404     771,345
                                                     -----------
      Total Current Liabilities                       7,008,889    7,205,547

Long-term debt, net of current portion                2,154,590    2,128,193
Note payable to bank under line of credit             6,000,000    5,731,548
                                                     -----------
      Total Liabilities                              15,163,479   15,065,288
                                                     -----------

Shareholders' Equity:
   Common stock, par value $.01 per share;authorized 20,000,000 shares; 11,812,038 and 11,748,704 shares issued and outstanding
     as of June 30,2007 and December 31, 2006, respectively 118,121   17,487
   Additional paid-in capital                         6,961,861    6,925,581
   Accumulated deficit                               (4,202,102)  (3,751,789)
   Accumulated other comprehensive income                21,500       19,700
                                                     -----------
     Total Shareholders' Equity                       2,899,380    3,310,979
                                                     ----------
     Total Liabilities and Shareholders' Equity     $18,062,859  $18,376,267
                                                    ===========  ============


The accompanying notes are an integral part of the consolidated financial statements.

ITEM #1 FINANCIAL STATEMENTS                     PART I  FINANCIAL INFORMATION

   OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (UNAUDITED)



                                     THREE MONTHS ENDED     SIX MONTHS  ENDED
                                    June 30,    June 30,   June 30,   June 30,
                                      2007        2006      2007       2006
                                   ---------- ---------- ---------- ----------

Project revenue                 $8,994,960 $7,106,271 $16,450,950$14,957,511

Project costs                    7,212,318  5,099,946  13,059,548 11,429,423
                                  ---------- ---------- ---------- ----------

Gross margin                     1,782,642  2,006,325   3,391,402  3,528,088
                                  ---------- ---------- ---------- ----------

Operating expenses:
  Payroll expense and related
    payroll taxes and benefits      937,993    635,637   1,737,925  1,237,487
  Office Expense                    178,256    143,510     357,723    279,099
  Occupancy                         166,311    132,773     353,001    282,140
  Business Insurance                186,913    117,588     326,374    223,947
  Professional Services             161,969    126,326     292,161    219,243
  Equipment Expense, net of
   usage credit                    174,945     96,145     431,293    271,005
  Other expenses                   217,957    181,096     285,144    258,327
                                   ---------  ---------  ---------  ---------
                                  2,024,344  1,433,075  3,783,621  2,771,248
                                   ---------  ---------  ---------  ---------

Operating income (loss)            (241,702)  573,250  (392,219)    756,840
                                  ---------  ---------  ---------  ----------
Other income and (expense):
  Interest expense                (179,085)   (136,928)   (358,929) 259,056)
  Other, net                          (120)     (1,255)        735   (1,150)
                                    ---------  ---------  ---------  ---------
                                  (179,205)   (138,183)  (358,194)  (260,206)
                                     ---------  ---------  ---------  ---------
Net income (loss) before income taxes(420,907)   435,067    (750,413) 496,634
Income tax benefit (expense)          168,400    (172,800)   300,100 (197,800)
                                     ---------  ---------  ---------  ---------

Net income (loss)                   $(252,507)  $262,267  $(450,313) 298,834
                                     =========  =========  =========  ========


Earnings per common share:
    Basic                           $ (0.02)     $ 0.02     $ (0.04)   $0.03
    Diluted                         $ (0.02)     $ 0.02     $ (0.04)   $0.02
Weighted average shares outstanding:
    Basic                         11,799,372 11,745,371 11,745,371 11,745,371
    Diluted                       12,385,364 12,278,792 12,391,697 12,290,743




                The accompanying notes are an integral part of
                     the consolidated financial statements.

ITEM #1 FINANCIAL STATEMENTS                     PART I FINANCIAL INFORMATION


      OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)


                                                       SIX MONTHS ENDED.
                                                       June 30,     June 30,
                                                         2007          2006

Operating activities:
 Net income (loss)                                     $(450,313)  $298,834
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Bad debt expense                                      191,778      49,700
   Depreciation and amortization                        340,443      295,708
   Stock Compensation                                    28,614       35,469
   Provision for deferred income taxes                  (303,156)    197,800
   (Increase) decrease in operating assets and
     increase (decrease) in operating liabilities:
      Accounts receivable                               (362,441)    246,943
      Costs on uncompleted projects applicable to
       future billings                                 1,549,156   (616,788)
      Billings and estimated profit in excess of costs
       on uncompleted contracts                           554,934   176,664
      Prepaid expenses, inventory and other assets       (393,489)  85,435
      Accounts payable and accrued expenses            (1,799,301) (532,899)
                                                     ------------
Net cash provided by (used in) operating activities      (644,375)   236,866
                                                     ------------

Investing activities:
  Purchase of property and equipment                   (725,778)    (414,933)
                                                       -----------
  Net cash used in investing activities                (725,778)    (414,933)
                                                       -----------

Financing activities:
   Proceeds from issuance of common stock                 8,300
  Outstanding checks in excess of bank balance         652,925      (196,928)
  Proceeds from note payable to bank and current
   and long-term borrowings, net of financing costs   8,307,796    7,998,543
  Principal payments on current
   and long-term borrowings                          (7,615,763)  (7,683,380)
                                                     -----------
         Net cash provided by financing activities      1,353,258     118,235
                                                      -----------

Increase (decrease) in cash                              (16,894)    (59,832)
Cash at beginning of period                               30,981       90,928
                                                      -----------
Cash at end of period                                    $14,087     $31,096
                                                      ===========  ===========

Non-cash item

  Non-cash financing of insurance                       $663,226     $507,472


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


2. Comprehensive Income

The components of comprehensive income (loss) were as follows:

         Six months ended                   Three months ended
June 30, 2007   June 30, 2006     June 30, 2007   June 30, 2006

Net income (loss)   $ (450,313)  $ 298,834  (252,507)    $ 262,267

Other comprehensive income (loss):
   Change in fair value of cash flow hedge
   Net of income tax of $1,200 and $3,900 in
   2007 and $11,700 and $4,580 in
   2006, respectively                        1,743	    17,570
                    5,800                 6,870

Comprehensive income (loss)  $ (448,570)  $ 316,404
   $ (246,707)         $ 269,137


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


               4. Related Party Transactions

The Company utilizes subcontract labor purchased from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company.
  The costs for these services amounted to approximately $502,000 and $480,000 for the six months ended June 30, 2007 and 2006, respectively, and $280,000 and $275,000 for the three months ended June 30, 2007 and 2006 respectively.


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

       PART I - FINANCIAL INFORMATION

..Item 2. Management's Discussion and Analysis of Financial Condition and ..Results of Operations.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007 the Company had cash of $14,087 compared to $30,981 at December 31, 2006. The Company voluntarily applies all available cash in the Company's operating account to pay down the Company's note payable to bank under the line of credit.

At June 30, 2007, the Company had working capital of $6,102,725 compared to $6,904,241 at December 31, 2006, with a current ratio of 1.87 to 1 at June 30, 2007 and 1.96 to 1 at December 31, 2006.

For the six months ended June 30, 2007, the Company's net cash used by operations was $644,375 compared to net cash provided by operations of $236,866 during the six months ended June 30, 2006. The cash used by operations for the six months ended June 30, 2007 was primarily a result of a net loss for the period and a decrease in accounts payable.

The Company's net cash used in investing activities of $725,778 during the first six months of the year was attributable to the purchase of field equipment.

The Company's net cash provided by financing activities was $1,353,258, which was primarily due to the net proceeds from the Company's long-term debt as a result of the financing of the cash used in investing activities.

As of June 30, 2007, the Company has a loan agreement that provides for borrowings up to $6,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later.
  The loan is payable on July 1, 2008, bears interest at a rate of prime plus .50 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company. The loan requires compliance with certain quarterly financial covenants. The Company obtained a covenant waiver for the period ending June 30, 2007, and the covenant structure has been modified for the upcoming quarters. As of June 30, 2007, borrowings against the revolving loan aggregated $6,000,000.

During the first six months of 2007, all principal payments on the Company's debt were made within payment terms.

The Company expects, based on its operating results and the continued availability of its line of credit, that it will be able to meet obligations as they come due.



......9

                       RESULTS OF OPERATIONS


 PROJECT REVENUE

The Company's project billings for the second quarter of 2007 increased 27% to $8,994,960 from $7,106,271 for the second quarter of 2006. For the six-month period ended June 30, 2007 the Company's billings have increased 10% to $16,450,950 from $14,957,511 for the same period in 2006. The increase is attributed to the completion of several large disposal projects.


PROJECT COSTS AND GROSS MARGIN

Project costs for the second quarter of 2007 increase 41% to $7,212,318 from $5,099,946 for the same period in 2006. Project costs as a percentage of revenues were 79% and 72% for the three months ended June 30, 2007 and 2006, respectively. Gross margin for the first quarter of 2007 decreased to 21% from 28% for the same period in 2006. The gross margin decrease is attributed to several large disposal projects with lower gross margins.

For the six-month period ended June 30, 2007, project costs increased 14% to $13,059,548 from $11,429,423 for the six months ended June 30, 2006. Project costs as a percentage of revenues were 79% and 76% for the six months ended June 30, 2007 and 2006, respectively. Gross margin for the six months ended June 30, 2007 decreased to 21% from 24% for the same period in 2006 as a result of two low margin projects.



OPERATING EXPENSES

Operating expenses for the quarter ended June 30, 2007 increased 41% to
 $2,024,344 from $1,433,075 for the same period in 2006. For the six-month period ended June 30, 2007, operating expenses increased 37% to $3,783,621 from $2,771,248 for the same period in 2006. Operating expenses as a percentage of revenues increased to 23% for the six months ended June 30, 2007 compared to 19% for the comparable period in 2006.

When comparing the second quarter of 2007 to 2006, the increase in operating expenses is due to several items:

* Payroll expense and related payroll taxes and benefits increased 48% to $937,993 from $635,637 in 2006. The Company has hired several new project managers since the second quarter of 2006, and has experienced an increase in workers compensation rates paid primarily attributed to overall rate increases and the significant amount of asbestos work during the quarter.
* Office Expense increased 24% to $178,256 from $143,510 in 2006. Of this $34,746 increase, approximately $7,000 is related to an increase in telephone expense due to an increase in the number of cellular telephones and $17,000 is related to increased office supplies expense.
* Occupancy Expense increased 25% to $166,311 from $132,773 in 2006.
This increase is primarily due to the new lease agreement entered into in the fourth quarter of 2006 in Massena, NY.

* Business Insurance increased 59% to $186,913 from $117,588 in 2006. This increase in insurance expense is due to the increased size of the Company as well as additional coverage purchased to mitigate risk.
* Professional Services increased 28% to $161,969 from $126,326 in 2006. This increase in professional service expense is primarily due to an increase in human resource outsourcing and placement fees.
* Equipment Expenses net of usage credit increased 82% to $174,945 from $96,145 in 2006. Of this $78,800 increase, $33,472 related to higher fuel expense due primarily to higher fuel prices, and $23,259 related to higher depreciation expense due to equipment purchases made since the second quarter of 2006.




INTEREST EXPENSE

Interest expense for the six months ended June 30, 2007 increased 39% to
 $358,929 from $259,056 for the same period in 2006. This increase is due to both an increase in the interest rates paid on the Company's floating-rate debt as well as an increase in the principal balances owed.



NET INCOME (LOSS) BEFORE INCOME TAXES

Net loss for the six months ended June 30, 2007 was ($750,413) compared to a net income of $496,634 for the six months ended June 30, 2006.



INCOME TAX (EXPENSE) BENEFIT

The Company recorded income tax benefit of $300,100 for the six months June 30, 2007 compared to an income tax expense of $197,800 for the same period in 2006.



NET INCOME (LOSS)

Net income (loss) for the six months ended June 30, 2007 and 2006 was ($450,313) or ($.04) per share basic and ($.04) per share diluted, and $298,834, or $0.03 per share basic and $0.02 per share diluted, respectively.

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



Item 3. Quantitative and Qualitative Disclosure About Market Risk.

There were no material changes in the Company's market risk or market risk strategies during the quarter ended June 30, 2007.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

                     The Company recorded an accrued liability of $391,638 at June 30, 2007. The liability has been recorded to cover potential legal costs and fees, and also any indemnity, settlement, or other payments necessary to dispose of a claim against the Company.


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

OP-TECH Environmental Services, Inc.
(Registrant)



Date: August 14, 2007      /s/ Charles B. Morgan
	                        Charles B. Morgan
	                        Chief Executive Officer


	                         /s/ Jon S. Verbeck
	                         Jon S. Verbeck
	                         Treasurer and Chief Financial Officer

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


4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a - 15f and
 15d - 15f) for the registrant and have:




a) designed such disclosure controls and procedures, or caused such
b) disclosure controls and procedures to be designed under our
c) supervision, to ensure that material information relating to the
d) registrant, including its consolidated subsidiaries, is made known
e)  to us by others within those entities, particularly during the
f) period in which this report is being prepared;




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


5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):




a) all significant deficiencies and material weaknesses in the design or
b)  operation of internal controls over financial reporting which are
c) reasonably likely to adversely affect the registrant's ability to
d)  record, process, summarize and report financial information; and




b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

        Date: August 14, 2007
        /s/ Charles B. Morgan
        Charles B. Morgan
        Chief Executive Officer

Certification of Chief Financial Officer

I, Jon S. Verbeck, certify that:


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


4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) and internal control over financial reporting (as defined in Exchange Act Rules 13a - 15f and
 15d - 15f) for the registrant and have:




a) designed such disclosure controls and procedures, or caused such
b) disclosure controls and procedures to be designed under our
c) supervision, to ensure that material information relating to the
d) registrant, including its consolidated subsidiaries, is made known
e)  to us by others within those entities, particularly during the
f) period in which this report is being prepared;




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

e) disclosed in this report any change in the registrant's internal
f) control over financial reporting that occurred during the
g) registrant's most recent fiscal quarter that has materially
h) affected, or is reasonable likely to materially affect, the
i) registrant's internal control over financial reporting; and


5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):




a) all significant deficiencies and material weaknesses in the design or
b) operation of internal controls over financial reporting which are
c) reasonably likely to adversely affect the registrant's ability to
d)  record, process, summarize and report financial information; and




b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.


        Date: August 14, 2007
        /s/ Jon S. Verbeck
        Jon S. Verbeck
        Chief Financial Officer and Treasurer

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


(1)

the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2007 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and


(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        Date: August 14, 2007
        /s/ Charles B. Morgan
        Charles B. Morgan
        Chief Executive Officer








I, Jon S. Verbeck, Chief Financial Officer and Treasurer of OP-TECH Environmental Services, Inc. (the "Company"), certify, to the best of my knowledge and belief, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:


(1)

the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2007 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (15 U.S.C. 78m or 78o(d)); and


(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

        Date: August 14, 2007
        /s/ Jon S. Verbeck
        Jon S. Verbeck
        Chief Financial Officer and Treasurer