Form 10QSB
period 2007-09-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2007-11-14
CIK 858748

United States
Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number  0-19761

OP-TECH Environmental Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	91-1528142
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes   _   or No _X_

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 9, 2007) 11,937,039

OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements

	Consolidated Balance Sheets
	-September 30, 2007 (Unaudited) and December 31, 2006 (Audited)	3

	Consolidated Statements of Operations
	-Three months ended September 30, 2007 and September 30, 2006 (Unaudited)
	- Nine months ended September 30, 2007 and September 30, 2006 (Unaudited)	4

	Consolidated Statements of Cash Flows
	-Nine months ended September 30, 2007 and September 30, 2006 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	10

Item 4.	Controls and Procedures	10

PART II.	OTHER INFORMATION	11

	SIGNATURES	12

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	(UNAUDITED)
	September 30,	December 31,
	2007	2006
ASSETS
Current Assets:
Cash	$68,656	$30,981
Accounts receivable (net of allowance for doubtful accounts of
approximately $298,000 and $114,000, respectively)	7,343,920	10,008,186
Costs on uncompleted projects applicable to future billings	1,856,360	2,984,323
Inventory	416,848	378,439
Current portion of deferred tax asset	260,100	260,100
Prepaid expenses and other current assets, net	622,831	447,759

Total Current Assets	10,568,715	14,109,788

Property and equipment, net	3,403,224	3,216,781
Deferred tax asset	1,222,370	1,004,800
Other assets	13,961	44,898

Total Assets	$15,208,270	$18,376,267

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,301,081	$4,144,190
Outstanding checks in excess of bank balance	-	149,741
on uncompleted projects	994,736	796,438
Accrued expenses and other current liabilities	854,609	943,833
Accrued litigation defense reserve	357,997	400,000
Current portion of long-term debt	989,354	771,345
Total Current Liabilities	5,497,777	7,205,547

Long-term debt, net of current portion	2,011,800	2,128,193
Note payable to bank under line of credit	4,636,701	5,731,548
Total Liabilities	12,146,278	15,065,288

Shareholders' Equity:
Common stock, par value $.01 per share; authorized 20,000,000 shares; 11,937,039 and 11,748,704 shares issued and outstanding
as of September 30, 2007 and December 31, 2006, respectively	119,371	117,487
Additional paid-in capital	6,991,418	6,925,581
Accumulated deficit	(4,054,897)	(3,751,789)
Accumulated other comprehensive income	6,100	19,700
Total Shareholders' Equity	3,061,992	3,310,979

Total Liabilities and Shareholders' Equity	$15,208,270	$18,376,267

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Project revenue	$8,109,003	$8,235,199	$24,559,953	$23,192,710

Project costs	5,796,063	6,388,227	18,855,611	17,817,650

Gross margin	2,312,940	1,846,972	5,704,342	5,375,060

Operating expenses:
Payroll expense and related payroll taxes and benefits	977,174	683,961	2,715,099	1,921,448
Office Expense	147,456	154,620	505,179	433,719
Occupancy	161,837	140,045	514,838	422,185
Business Insurance	163,570	143,422	489,944	367,369
Professional Services	149,090	145,334	441,251	364,577
Equipment Expense, net of usage credit	253,173	121,582	684,466	392,587
Litigation Defense Reserve	-	80,000	-	80,000
Provision for Impairment of Land and Buildings Held for Sale	-	150,000	-	150,000
Other expenses	70,368	83,307	355,512	389,375
	1,922,668	1,750,012	5,706,289	4,521,260

Operating income (loss)	390,272	96,960	(1,947)	853,800

Other income and (expense):
Interest expense	(145,784)	(155,855)	(504,713)	(414,911)
Other, net	817	(2,237)	1,552	(3,387)
	(144,967)	(158,092)	(503,161)	(418,298)

Net income (loss) before income taxes	245,305	(61,132)	(505,108)	435,502

Income tax benefit (expense)	(98,100)	22,900	202,000	(174,900)

Net income (loss)	$147,205	$(38,232)	$(303,108)	$260,602

Earnings per common share:
Basic	$0.012	$(0.003)	$(0.025)	$0.022
Diluted	$0.012	$(0.003)	$(0.024)	$0.021

Weighted average shares outstanding:
Basic	11,860,650	11,746,494	11,911,576	11,745,750
Diluted	12,321,642	11,746,494	12,477,012	12,299,880

The accompanying notes are an integral part of the financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	NINE MONTHS ENDED
	September 30,	September 30,
	2007	2006
Operating activities:
Net income (loss)	$(303,108)	$260,602
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Bad debt expense	228,089	67,644
Depreciation and amortization	563,412	451,271
Stock Compensation	51,221	53,175
Provision for deferred income taxes	(202,000)	174,900
Provision for impairment of land and buildings held for sale	-	150,000
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	2,436,177	(1,895,099)
Costs on uncompleted projects applicable to
future billings	1,127,963	(781,304)
Billings and estimated profit in excess of costs
on uncompleted contracts	198,298	(23,963)
Prepaid expenses, inventory and other assets	480,722	136,887
Accrued litigation defense reserve	(42,003)	80,000
Accounts payable and accrued expenses	(1,932,333)	545,810
Net cash provided by (used in) operating activities	2,606,438	(780,077)

Investing activities:
Purchase of property and equipment	(749,856)	(738,952)
Net cash used in investing activities	(749,856)	(738,952)

Financing activities:
Proceeds from issuance of common stock	16,500	200
Outstanding checks in excess of bank balance	(149,741)	(15,083)
Proceeds from note payable to bank and current
and long-term borrowings, net of financing costs	11,429,813	11,596,973
Principal payments on current and long-term borrowings	(13,115,478)	(10,143,064)
Net cash provided by (used in) financing activities	(1,818,906)	1,439,027

Increase (decrease) in cash	37,675	(80,003)

Cash at beginning of period	30,981	90,928

Cash at end of period	$68,656	$10,925

Equipment purchased through bank and other financing sources	$-	$-
Non-cash financing of insurance	$663,266	$507,472

The accompanying notes are an integral part of the consolidated financial statements.

PART I - FINANCIAL INFORMATION

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company.  This 10-Q, press releases issued by the Company, and certain information provided periodically in writing and orally by the Company’s designated officers and agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The words expect, believe, goal, plan, intend, estimate, and similar expressions and variations thereof used are intended to specifically identify forward-looking statements. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending on the circumstances.  Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

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

The balance sheet at December 31, 2006 has been derived from the audited balance sheet included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

2. Comprehensive Income

The components of comprehensive income (loss) were as follows:

	Nine months ended		Three months ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Net income (loss)	(294,801)	$260,602	155,512	(38,232)

Other comprehensive income (loss):
   Change in fair value of cash flow hedge
   Net of income tax of $(9,100) and $(10,300)
   in 2007 and $3,100 and $(8,600) in
   2006, respectively
	(13,600)	4,660	(15,400)	(12,900)
Comprehensive income (loss)	$(308,401)	$265,262	140,112	$(51,132)

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

4. Related Party Transactions

The Company utilizes subcontract labor purchased from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company.  The costs for these services amounted to approximately $809,000 and $748,000 for the nine months ended September 30, 2007 and 2006, respectively, and $307,000 and $268,000 for the three months ended September 30, 2007 and 2006 respectively.

5.  Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding.  Diluted earnings per share includes the potentially dilutive effect of common stock equivalents, which include outstanding options under the Company’s Stock Option Plan and warrants that were issued to a financial advisor in May 2002 to purchase 480,000 shares of common stock at $0.066 per share, expiring in May 2010.

PART I – FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, the Company had cash of $68,656 as compared to $30,981 at December 31, 2006.  The Company voluntarily applies all available cash in the Company’s operating account to pay down the Company’s note payable to bank under its line of credit daily.

At September 30, 2007, the Company had working capital of $5,070,938 compared to $6,904,241 at December 31, 2006, with a current ratio of 1.92 to 1 at September 30, 2007 and 1.96 to 1 at December 31, 2006.

For the nine months ended September 30, 2007, the Company’s net cash provided by operations was $2,606,438 compared to net cash provided by operations of $780,077 during nine months ended September, 30, 2006.  The cash provided by operations for the nine months ended September 30, 2007 was primarily a result of a decrease in accounts receivable.

The Company’s net cash used in investing activities of $749,856 during the first nine months of 2007 was attributable to the purchase of field equipment.

The company’s net cash used in financing activities was $1,818,906 which was primarily due to principal payments of long-term debt and reductions in the note payable to the bank.

As of September 30, 2007, the Company has a loan agreement that provides for borrowings up to $6,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later.  The loan is payable on October 1, 2008, bears interest at a rate of prime plus .50 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company.  As of September 30, 2007, borrowing against the revolving loan aggregated $4,636,701.

During the first nine months of 2007, all principal payments on the Company’s debt were made within payment terms.  As of September 30, 2007, the Company was in compliance with all financial covenants.

The Company expects, based on its operating results and the continued availability of its line of credit that it will be able to meet obligations as they come due.

RESULTS OF OPERATIONS

PROJECT REVENUE

The Company's project revenue for the third quarter of 2007 decreased 2% to $8,109,003 from $8,235,199 for the third quarter of 2006.  For the nine-month period ended September 30, 2007 the Company’s project revenue has increased 6% to $24,559,953 from $23,192,710 for the same period in 2006.

PROJECT COSTS AND GROSS MARGIN

Project costs for the third quarter of 2007 decreased 9% to $5,796,063 from $6,388,227 for the same period in 2006.  Project costs as a percentage of revenues were 71.5% and 77.6% for the three months ended September 30, 2007 and 2006, respectively.  Gross margin for the third quarter of 2007 increased to 28.5% from 22.4% for the same period in 2006.  The increase in gross margin is attributed to the type of contracts completed during the nine months and an effort to increase gross margins for all new projects.

For the nine-month period ended September 30, 2007, project costs increased 6% to $18,855,611 from $17,817,650 for the nine months ended September 30, 2006. Project costs as a percentage of revenues were 76.8% for the nine months ended September 30, 2007 and 2006. Gross margin for the nine months ended September 30, 2007 remained consistent at 23.2% for the same period in 2006.

OPERATING EXPENSES

Operating expenses for the quarter ended September 30, 2007 increased 10% to $1,922,668 from $1,750,012 for the same period in 2006.  For the nine-month period ended September 30, 2007, operating expenses increased 26% to $5,706,289 from $4,521,260 for the same period in 2006.

Operating expenses as a percentage of revenues increased to 23% for the nine months ended September 30, 2007 compared to 19.5% for the comparable period in 2006.

When comparing the third quarter of 2007 to 2006, the overall increase in operating expenses is due to several items:

•
Payroll expense and related payroll taxes and benefits increased 43% to $977,174 from $683,961 in 2006.  The increase is related to an increase in workers compensation expense, increase in employee benefit costs and non-billable labor.

•	Equipment expense, net of usage credit increased 108% to 253,173 from 121,582 primarily attributed to increases in fuel expense and a decrease in equipment utilization.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2007 increased 22% to $504,783 from $414,911 for the same period in 2006.  This increase is due to both an increase in the interest rates paid on the Company’s floating-rate debt as well as an increase in the line of credit use.

NET INCOME (LOSS) BEFORE INCOME TAXES

Net loss for the nine months ended September 30, 2007 was ($505,108) compared to a net income of $435,502 for the nine months ended September 30, 2006.

INCOME TAX (EXPENSE) BENEFIT

The Company recorded income tax benefit of $202,000 for the nine months September 30, 2007 compared to an income tax expense of $174,900 for the same period in 2006.

NET INCOME

Net loss for the nine months ended September 30, 2007 was ($303,108), or ($.025) per share basic and ($.024) per share diluted compared to net income $260,602, or $0.022 per share basic and $0.021 per share diluted, for the nine months ended September 30, 2006.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management has identified the following critical accounting policies that affect the Company's more significant judgments and estimates used in the preparation of the Company's consolidated financial statements.  The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On an on-going basis, management evaluates those estimates, including those related to assets held for sale, revenue recognition, issuance of stock options and related compensation expense, valuation allowances on deferred tax assets, an allowance for doubtful accounts, and contingencies and litigation reserves. The Company states these accounting policies in the notes to the consolidated financial statements and in relevant sections in this discussion and analysis. These estimates are based on the information that is currently available to the Company and on various other assumptions that management believes to be reasonable under the circumstances.  Actual results could vary from those estimates.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

There were no material changes in the Company’s market risk or market risk strategies during the quarter ended September 30, 2007.

Item 4.– Controls and Procedures

(a)	Disclosure Controls and Procedures.
As of the end of the period covering this Form 10-Q, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures”. OP-TECH conducted this evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

(i) Definition of Disclosure Controls and Procedures.
Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our periodic reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined by the SEC, such disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in such a manner as to allow timely disclosure decisions.

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

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of these controls and procedures, that our disclosure controls and procedures are effective in timely alerting them to material information relating to OP-TECH required to be included in OP-TECH’s periodic SEC filings.

(b) Changes in Internal Controls.
There have been no changes in OP-TECH’s internal controls over financial reporting that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

                     The Company recorded an accrued liability of $357,997 at September 30, 2007.  The liability has been recorded to cover potential legal costs and fees, and also any indemnity, settlement, or other payments necessary to dispose of a claim against the Company.

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

OP-TECH Environmental Services, Inc.
(Registrant)

Date: November 14, 2007

/s/Charles B. Morgan	/s/ Jon S. Verbeck
Charles B. Morgan	Jon S. Verbeck
Chief Executive Officer	Treasurer and Chief Financial Officer