Form 10KSB
period 2007-12-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2008-04-14
CIK 858748

Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2007

               or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file No.  000-19761

OP-TECH Environmental Services, Inc.
(Exact name of registrant as specified in its charter)

                    Delaware                                                        91-1528142
                (State or other jurisdiction of                                              (I.R.S. Employer incorporation
                    or organization)                                                       Identification No.)

6392 Deere Road, Syracuse, NY                 13206
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
Yes [  ] or No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] or No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act:
Large accelerated filer [   ]   Accelerated filer [   ] Non-accelerated filer [  ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] or No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrants most recently completed fiscal quarter: $2,984,260

Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of March 3, 2008.  Common stock, $.01 par value: 11,937,038

PART I

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in this Form 10-K to make applicable and take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company.  This 10-K, press releases issued by the Company, and certain information provided periodically in writing and orally by the Company’s designated officers and agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The words expect, believe, goal, plan, intend, estimate, and similar expressions and variations thereof used are intended to specifically identify forward-looking statements.  Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that, while it believes such assumptions or basis to be reasonable and makes them in good faith, assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending on the circumstances.  Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

ITEM 1. BUSINESS

General

OP-TECH Environmental Services, Inc. and Subsidiaries (the “Company”), a Delaware corporation headquartered in Syracuse, New York, provides comprehensive environmental and industrial cleaning and decontamination services predominately in New York, New England, Pennsylvania, New Jersey, and Ohio.  The Company performs industrial cleaning of hazardous and non-hazardous materials and provides varying services relating to plant facility closure, including interior and exterior demolition and asbestos removal.  In addition, the Company provides remediation services for sites contaminated by hazardous and non-hazardous materials and provides 24-hour emergency spill response services.  The Company’s revenues are derived from state agencies, industrial companies and municipalities facing complex environmental clean-up problems associated with hazardous and non-hazardous materials as required by various governmental agencies.  The Company’s services include assessing the regulatory, technical, and construction aspects of the environmental issue, and performing the necessary remediation activities.  The Company seeks to provide its clients with remedial solutions which integrate the various aspects of a project and are well-documented, practical, cost effective, and acceptable to regulatory agencies and the public.

Services

Transportation and Disposal Services

The Company provides transportation of bulk and containerized hazardous and non-hazardous wastes from customer sites to customer-designated landfills and disposal facilities.  The Company also provides liquid tank truck transports equipped with vacuum pumps.

24-Hour Emergency Spill Response

Many of the Company’s decontamination and mitigation activities result from a response to an emergency situation by one of its response teams.  These incidents can result from transportation accidents involving chemical or petroleum substances, fires at chemical facilities or hazardous waste sites, transformer fires or explosions involving PCBs, and other unanticipated events.  The substances involved may pose an immediate threat to public health or the environment, such as possible groundwater contamination.  The steps performed by the Company include rapid response, containment and control procedures, sampling for analytical testing and assessment, neutralization and treatment, and collection and transportation of the substance to an appropriate treatment or disposal facility.  The Company derives a material portion of its revenues from an agreement with the New York State Department of Environmental Conservation (NYSDEC) to provide emergency response services in certain areas of New York State, payment of which is guaranteed by the NYSDEC.

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

RCRA.  The Resources Conservation and Recovery Act of 1976 (“RCRA”) is the principal federal statute governing hazardous waste generation, treatment, storage, and disposal.  RCRA or EPA-approved state programs may govern any waste handling activities of substances classified as “hazardous.”  The 1984 amendments to RCRA substantially expanded its scope by, among other things, providing for the listing of additional wastes as “hazardous” and providing for the regulation of hazardous wastes generated in lower quantities than previously had been regulated.  Additionally, the amendments impose restrictions on land disposal of certain hazardous wastes, prescribe more stringent standards for hazardous waste land disposal sites, set standards for underground storage tanks and provide for “corrective” action at or near sites of waste management units.  Under RCRA, liability and stringent operating requirements may be imposed on a person who is either a “generator” or a “transporter” of hazardous waste, or an “owner” or “operator” of a waste treatment, storage, or disposal facility.

Regulation of underground storage tanks legislation, in particular Subtitle I of RCRA, focuses on the regulation of underground tanks in which liquid petroleum or hazardous substances are stored and provides for the regulatory setting for a portion of the Company’s work.  Subtitle I of RCRA requires owners of all existing underground tanks to list the age, size, type, location, and use of each tank with a designated state agency.  The EPA has published performance standards and financial responsibility requirements for storage tanks over a five year period.  These regulations also require all new tanks which are installed to have protection against spills, overflows, and corrosion.  Subtitle I of RCRA provides civil penalties of up to $15,000 per violation for each day of non-compliance with tank requirements and $10,000 for each tank for which notification was not given or was falsified.  RCRA also imposes substantial monitoring obligations on parties which generate, transport, treat, store, or dispose of hazardous waste.

Superfund Act.  The Comprehensive Environmental Response Compensation and Liability Act of 1980 (“Superfund Act”) generally addresses clean-up of inactive sites at which hazardous waste treatment, storage, or disposal took place.  The Superfund Act assigns joint and several liability for cost of clean-up and damages to natural resources to any person who, currently, or at the time of disposal of a hazardous substance who by contract, agreement, or otherwise arranged for disposal or treatment, or arranged with a transporter for transport of hazardous substances owned or possessed by such person for disposal or treatment;  and to any person who accepts hazardous substances for transport to disposal or treatment facilities or sites from which there is a release or threatened release.  Among other things, the Superfund Act authorized the federal government either to clean up these sites itself or to order persons responsible for the situation to do so.  The Superfund Act created a fund, financed primarily from taxes on oil and certain chemicals, to be used by the federal government to pay for the clean-up efforts.  Where the federal government expends money for remedial activities, it may seek reimbursement from the potentially responsible parties.

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

Other.  The Company’s operations are subject to other federal laws protecting the environment, including the Clean Water Act and the Toxic Substances Control Act.

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

Seasonality

Typically, during the first quarter of each calendar year there is less demand for environmental remediation due to the cold weather, particularly in the Northeast and Midwest regions.  In addition, factory closings for the year-end holidays reduce the volume of industrial waste generated, which results in lower volumes of waste handled by the Company during the first quarter of the following year.

Customers

The Company’s client base includes state agencies, industrial companies, railroads, real estate developers, auto parts manufacturers, aluminum producers, utility companies, waste disposal firms, municipalities, and engineering firms.  During 2007, the Company performed services for approximately 900 clients.  These projects were substantially all short-term (three months or less) in nature.  The largest business segment for the each of the years ended December 31, 2007, 2006, and 2005 was Emergency Spill Response services.  Emergency Spill Response accounted for 20%, 21% and 33% of the Company’s revenues for the years ended December 31, 2007, 2006, and 2005, respectively.  For the past three fiscal years, all of our revenues were generated from customers in the United States.

During 2007, the Company had project revenue of approximately $7,212,000 related to several contracts with the New York State Department of Environmental Conservation, which totaled approximately 22% of the Company’s revenues.  The spill response and remediation contracts with the New York State Department of Environmental Conservation expire in April 2009 and September 2008, respectively.  The loss of this project revenue could have a material adverse effect on the Company.

Insurance

The Company maintains commercial general liability, asbestos liability and pollution liability insurance which provides aggregate coverage limits of $12 million.  In addition, the Company also maintains workers compensation, comprehensive automobile, and Directors and Officers liability insurance.  The Company’s insurance coverage is consistent with the insurance requirements found in the environmental remediation industry.

Employees

The Company has entered into a contractual co-employment agreement with a third party provider.  As of February 1, 2008, the Company had a total of approximately 165 full-time employees under this contract.  The Company’s ability to retain and expand its staff will be an important factor in determining the Company’s future success.  The Company considers its relations with its employees to be good, and the Company has never had a work stoppage or threat of a work stoppage.

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

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains electronic versions of our reports on its website at www.sec.gov.

ITEM 1A. RISK FACTORS

Operations of the Company are funded by a working capital line of credit.  The borrowing limit on the working capital line of credit is $6,000,000 and the expiration date is January 15, 2009.  The loss of the availability of this line of credit after January 15, 2009 could have an adverse effect on the Company if alternate financing sources are not available.

Sales to one customer, the New York State Department of Environmental Conservation (“NYS DEC”) accounted for 22%, 24% and 28% of the Company’s revenues for the years ended December 31, 2007, 2006 and 2005, respectively.  The Company’s Spill Response and Remediation contracts with the NYS DEC expire in November 2008.  The loss of the NYS DEC contract after November 2008 could have an adverse effect on the Company.

ITEM 2. PROPERTIES

The Company leases its corporate headquarters in Syracuse, NY and its branch office locations in Buffalo, Rochester, Massena, Waverly, Albany, and Plattsburgh, NY, Edison, NJ and Cleveland, OH.  The Company leases an aggregate of approximately 74,100 square feet of office and shop space at those locations.  The leases expire at various times through May 31, 2012.  The current aggregate monthly lease payment is $40,144 plus utilities.

Equipment

The Company’s owned equipment consists primarily of construction equipment such as vacuum trucks, dump trucks, tankers, excavation equipment, utility vehicles, pumps, generators, and compressors, some of which have been specially modified for the Company’s use.

ITEM 3. LEGAL PROCEEDINGS

The Company has an accrued liability of $345,000 and $400,000 at December 31, 2007 and 2006, respectively.  The liability has been recorded to cover potential legal costs and fees, and also any indemnity, settlement, or other payments necessary to dispose of a claim against the Company.  The reduction of the liability in 2007 was to pay legal expenses incurred.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual shareholders meeting on November 1, 2007.  The shareholders voted on the ratification of Dannible & McKee, LLP as the Company’s auditors, and the election of seven directors.  The following votes were cast for each:

		For	Against
Ratification of Dannible & McKee, LLP as
the Company’s auditors		6,215,118	-0-

Election of Directors:
Robert J. Berger	Director	6,215,118	-0-
Richard L. Elander	Director	6,215,118	-0-
Cornelius B. Murphy, Jr.	Director	6,215,118	-0-
Steven A. Sanders	Director	6,215,118	-0-
George W. Lee	Director	6,215,118	-0-
Richard Messina	Director	6,215,118	-0-
Richard Jacobson	Director	6,215,118	-0-

There were no other matters submitted to a vote of the Company’s shareholders.  After the meeting, we had no other directors other than those elected at the meeting.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	The shares of the Company’s common stock are listed on the Over the Counter Bulletin Board under the symbol OTES.

The high and low closing bid prices for the shares of the Company’s common stock were as follows:

Quarter Ended	High Bid	Low Bid

March 31, 2006	$0.50	$0.36
June 30, 2006	$0.50	$0.35
September 30, 2006	$0.85	$0.29
December 31, 2006	$0.75	$0.50
March 31, 2007	$0.75	$0.75
June 30, 2007	$0.75	$0.42
September 30, 2007	$0.60	$0.25
December 31, 2007	$0.25	$0.20

First quarter through
March 5, 2008	$0.20	$0.20

The aforementioned prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

(b)	At March 3, 2008, there were approximately 194 holders of record of the Company’s common stock.

(c)	The Company has never paid any dividends.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by security holders	807,330	$0.28	95,002
Equity compensation plans not approved by security holders	-	-	-
Total	807,330	$0.28	95,002

(1) As of December 31, 2007.

ITEM 6. SELECTED FINANCIAL DATA

Statement of Operations Data

                                                                                                       Year Ended December 31

	2007	2006	2005	2004	2003

Project Billings	32,483,687	$35,069,989	$21,784,096	$18,170,103	$15,037,888
Net Income (loss)	($405,574)	$207,973	($145,744)	$200,086	$1,959,031
Net Income (loss) per Share
- Basic - Diluted	($.03) ($.03)	$.02 $.02	($.01) ($.01)	$.02 $.02	$.13 $.12

In 2007 the Company recorded compensation expense of $57,227 in conjunction with the adoption of Financial Accounting Standards Board Statement No. 123R “Share Based Payment”.

Balance Sheet Data

	As of December 31
	2007	2006	2005	2004	2003

Total Assets	$16,254,072	$18,470,167	$13,185,755	$12,241,068	$9,124,305
Long-Term Obligations	$6,733,952	$7,859,741	$6,024,691	$5,366,959	$4,156,356

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, the Company had cash and cash equivalents of $93,535 as compared to $30,981 at December 31, 2006.  Cash in the Company’s operating account is electronically transferred nightly to pay down the Company’s revolving line of credit in order to minimize interest expense.

At December 31, 2007, the Company had working capital of $5,140,154 compared to working capital of $6,757,545 at December 31, 2006.  The Company had a current ratio of approximately 1.77 to 1 at the end of 2007 compared to 1.91 to 1 at the end of 2006.

Cash provided by operating activities during 2007 was $1,461,129 compared to cash used in operating activities of $1,149,460 during 2006.  The increase in cash provided by operating activities in 2007 was mainly attributable to a net decrease in accounts receivable due to lower project volume and better collections.

The Company’s net cash used in investing activities of $766,659 during 2007 was attributable to the purchase of various field and office equipment.

Cash used in financing activities of $631,916 in 2007 was primarily due to the net pay downs on the Company’s line of credit.

The Company has a loan agreement that provides for borrowings up to $6,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later.  The loan is payable on January 15, 2009, bears interest at a rate of prime plus .50 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company.  As of December 31, 2007, borrowing against the revolving loan aggregated $4,862,207.

During 2007, all principal payments on the Company’s debt were made within payment terms. The Company was not in compliance with all financial covenants at December 31, 2007, and has obtained a covenant waiver for the period then ending.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company’s future operating results may be affected by a number of factors, including the Company’s ability to successfully increase market share in its existing service territory while expanding its services into other markets, realize benefits from cost reduction programs, and utilize its facilities and work force profitably in the face of intense price competition.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006 the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.  The interpretation is required to be adopted in the first quarter of 2007.  There was no significant impact on its financial position, results of operations or cash flows as a result of the adoption of the interpretation in 2007.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements at December 31, 2007 or December 31, 2006 that require disclosure under this item.

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

2007 COMPARED TO 2006

Revenues

During the year ended December 31, 2007, the Company’s revenues decreased 7.4% to $32,483,687 as compared to $35,069,989 for the year ended December 31, 2006.

When comparing 2007 to 2006, the overall decrease in project revenue is due to a decrease in the amount of larger low margin projects performed by the Company.  The Company has made a concerted and planned effort to bid on projects at a higher gross margin percentage in order to increase overall gross margin dollars.

Project Costs and Gross Margin

Project costs for the year ended December 31, 2007 decreased 11% to $24,739,420 from $28,007,851 for the year ended December 31, 2006.  Project costs as a percentage of revenues were 76% for the year ended December 31, 2007, compared to 80% for the year ended December 31, 2006.  The gross profit margin for the year ended December 31, 2007 was 24% compared to 20% for the year ended December 31, 2006.  Gross profit in dollars increased 10% to $7,744,267 from $7,062,138 in 2006.  Project costs paid to St. Lawrence Industrial Services, Inc., a related party, amounted to approximately $917,000 in 2007 and $1,074,000 in 2006.

The increase in the gross margin percentage was planned and was due to the performance of several large projects that were bid at a higher gross margin percentage than was the Company’s average prior to 2007 in order to increase the overall gross margin dollars.

Selling, General, and Administrative Expenses

During the year ended December 31, 2007, selling, general, and administrative (“SG&A”) expenses increased 29% to $7,525,635 compared to $5,853,744 reported for the previous year.

SG&A expenses as a percentage of revenue increased to 23% for the year ended December 31, 2007 from 17% for the year ended December 31, 2006.

When comparing 2007 to 2006, the overall increase in operating expenses is primarily due to the following increases:

•
Payroll and related expenses increased 23% to $3,533,448 from $2,862,992 in 2006.  The increase is related to an increase in workers compensation expense, and an increase in employee benefit costs and non-billable labor.

•	Business Insurance increased 27.4% to $636,180 from $499,233.
•	An increase in bad debt expense of 315% to $258,253 from $62,157 in 2006 as a result several receivable collection difficulties reserved for in the allowance for doubtful accounts.
•	Equipment expense, net of usage credit increased 87% to $905,128 from $492,491 primarily attributed to increases in fuel expense, depreciation expense and repair expense.

Provision for Impairment of Land and Buildings Held for Sale

In September 2006 the Company recognized a provision for impairment of its land and buildings held for sale in the amount of $150,000 to adjust the carrying value of the land and building held for sale to its fair value.  In November 2006, the Company sold the land and buildings for $700,000, which generated an additional loss of $49,873.

Operating Income

As a result of the factors discussed above, for the year ended December 31, 2007, the Company reported an operating income of $218,632 compared to income of $1,058,394 for the previous year.

Interest Expense

Interest expense increased 9% to $669,379 in 2007 compared to $615,361 in 2006.  The increase in interest expense was primarily due to an increase in the average outstanding balance on the revolving loan when comparing the year ended December 31, 2007 with the same period in 2006.  The increase in interest expense is mitigated by a decrease in the rates paid on the Company’s floating rate debt that is tied to changes in the prime rate.  The prime rate decreased from 8.25% at December 31, 2006 to 7.25% at December 31, 2007.

Net Income Before Income Taxes

Net loss before income taxes amounted to $451,619 in 2007 compared to net income before income taxes of $388,938 in 2006.

Income Tax Benefit

The Company recorded a net income tax benefit of $46,045 in 2007 compared to an income tax expense of $180,965 in 2006.

Net Income

Net loss for the year ended December 31, 2007 was $405,574 or ($.03) per share basic and diluted compared to net income of $207,973 or $.02 per share basic and diluted for the year ended December 31, 2006.

2006 COMPARED TO 2005

Revenues

During the year ended December 31, 2006, the Company’s revenues increased 61% to $35,069,989 as compared to $21,784,096 for the year ended December 31, 2005.

When comparing 2006 to 2005, the overall increase in project revenue is due to an increase in the amount of larger projects performed by the Company.  The Company has made a concerted and planned effort to bid on larger projects at a lower gross margin percentage in order to grow overall gross margin dollars.

Project Costs and Gross Margin

Project costs for the year ended December 31, 2006 increased 76% to $28,007,851 from $15,955,533 for the year ended December 31, 2005.  Project costs as a percentage of revenues was 80% for the year ended December 31, 2006 compared to 73% for the year ended December 31, 2005.  The gross profit margin for the year ended December 31, 2006 was 20% compared to 27% for the year ended December 31, 2005.  Gross profit in dollars increased 21% to $7,062,138 from $5,828,563 in 2005.  Project costs paid to St. Lawrence Industrial Services, Inc., a related party, amounted to approximately $1,074,000 in 2006 and $734,000 in 2005.

The decrease in the gross margin percentage was planned and was due to the performance of several large projects that were bid at a lower gross margin percentage than was the Company’s average prior to 2006 in order to increase the overall gross margin dollars.

Selling, General, and Administrative Expenses

During the year ended December 31, 2006, selling, general, and administrative (“SG&A”) expenses increased 15% to $5,853,744 compared to $5,107,218 reported for the previous year exclusive of a $450,000 accrual for a litigation reserve in 2005.

SG&A expenses as a percentage of revenue decreased to 17% for the year ended December 31, 2006 from 23% for the year ended December 31, 2005.

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

Operating Income

As a result of the factors discussed above, for the year ended December 31, 2006, the Company reported operating income of $1,058,394 compared to $171,345 for the previous year.

Interest Expense

Interest expense increased 60% to $615,361 in 2006 compared to $384,240 in 2005.  The increase in interest expense was primarily due to an increase in the average outstanding balance on the revolving loan when comparing the year ended December 31, 2006 with the same period in 2005.  The increase in interest expense is also due to an increase in the rates paid on the Company’s floating rate debt that is tied to changes in the prime rate.  The prime rate increased from 7.25% at December 31, 2005 to 8.25% at December 31, 2006.

Net Income Before Income Taxes

Net income before income taxes amounted to $388,938 in 2006 compared to net loss before income taxes of $242,744 in 2005.

Income Tax Benefit

The Company recorded a net income tax expense of $180,965 in 2006 compared to an income tax benefit of $97,000 in 2005.

Net Income

Net Income for the year ended December 31, 2006 was $207,973 or $.02 per share basic & diluted compared to net loss of $145,744, or $.01 per share basic and diluted, for the year ended December 31, 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk, including changes in interest rates because of its variable rate debt.  To manage the potential exposure, the Company enters into various derivative transactions, mainly interest rate swaps.  The financial impact of these hedging instruments are offset in part or in whole by corresponding changes in the underlying exposures being hedged.  The Company does not hold or issue derivative financial instruments for trading purposes.  Note 9 to the consolidated financial statements includes a discussion of the Company’s accounting policies for financial instruments.

Interest rate swaps are used to hedge a term debt obligation.  Based on the Company’s overall interest rate exposure as of and during the year ended December 31, 2007, including derivative and other rate sensitive instruments, a one percent change in interest rates would increase or decrease interest expense by approximately $70,000 annually.

The Company is aware that if the economy were to slow down, the Company’s business could be affected by other companies closing operations or reducing production, which could reduce the amount of waste generated or industrial cleaning projects available.  In order to try to mitigate this market risk, the Company continues to make every effort to secure more emergency spill response contracts and long-term environmental remediation and industrial cleaning projects.

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

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9a – MANAGEMENT’S REPORT ON FINANCIAL INFORMATION AND INTERNAL CONTROLS

Responsibility For Financial Information — We are responsible for the preparation, accuracy, integrity and objectivity of the Consolidated Financial Statements and the other financial information included in this report.  Such information has been prepared in conformity with accounting principles generally accepted in the United States of America and accordingly, includes certain amounts that represent management’s best estimates and judgments. Actual amounts could differ from those estimates.

Responsibility for Internal Controls — We are also responsible for establishing and maintaining adequate internal controls over financial reporting. These internal controls consist of policies and procedures that are designed to assess and monitor the effectiveness of the control environment including: risk identification, governance structure, delegations of authority, information flow, communications and control activities.  While no system of internal controls can ensure elimination of all errors and irregularities, Op-Tech’s internal controls, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed, transactions are properly executed and reported, and appropriate disclosures are made. The concept of reasonable assurance is based on the recognition that there are limitations in all systems of internal control and that the costs of such systems should be balanced with their benefits. The Audit Committee of the Board of Directors, which is comprised solely of independent directors, meets regularly with Op-Tech’s senior financial management, and independent registered public accounting firm to review audit plans and results, as well as the actions taken by management in discharging its responsibilities for accounting, financial reporting and internal controls. The Audit Committee is responsible for the selection and compensation of the independent registered public accounting firm. Op-Tech’s financial management, internal auditors and independent registered public accounting firm have direct and confidential access to the Audit Committee at all times.

Report On Internal Control Over Financial Reporting — We have evaluated Op-Tech’s internal control over financial reporting as of December 31, 2007. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the evaluation performed, we identified the following material weakness in our internal control over financial reporting as of December 31, 2007. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We did not maintain effective controls over reconciliations or journal entries. Specifically, (a) our controls over the preparation, review and monitoring of account reconciliations were ineffective to provide reasonable assurance that account balances were accurate and agreed to appropriate supporting detail, calculations or other documentation, and (b) effective controls were not designed and in place to provide reasonable assurance that journal entries, both recurring and non-recurring, were prepared with acceptable support and sufficient documentation and that journal entries were reviewed and approved to provide reasonable assurance of the validity, accuracy and completeness of the entries recorded. These control deficiencies could result in a misstatement to accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that may not be prevented or detected. There were audit adjustments to our 2007 consolidated financial statements including the restatement of certain liabilities to 2006.

Because of the above described material weaknesses in internal control over financial reporting, management concluded that our internal control over financial reporting was not effective as of December 31, 2007 based on the criteria set forth in Internal Control — Integrated Framework issued by the COSO.  This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report
Report On Disclosure Controls And Procedures — As of December 31, 2007, we carried out an evaluation of the effectiveness of the design and operation of Op-Tech’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, we concluded that Op-Tech’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in Op-Tech’s periodic filings under the Exchange Act is accumulated and communicated to us to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

ITEM 9b – OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

The following table sets forth certain information about the directors of the Company, all of whom were unanimously elected at the Annual Meeting of Stockholders of the registrant on November 1, 2007 for a term of one year.

Each director has served continuously since he was first elected.

The Board of Directors held four meetings during the last calendar year.  All of the directors attended more than 75% of the total number of meetings held by the Board of Directors.

Name, Age Principal Occupation	Year First Elected	Certain Other Information
Robert J. Berger (61) Director and Co-Chairman of the Board	1998

Mr. Berger has served in his present position as Director since November 1998, and as Chairman of the Board since February 2000 and as Co-Chairman of the Board since January 2007.  Mr. Berger was employed in various positions for ONBANCORP, Inc. from 1978 through March 31, 1998, his last position being Senior Vice President, Treasurer, and Chief Financial Officer.  Mr. Berger is also Chairman, President, and Chief Executive Officer of St. Lawrence Industrial Services, Inc. and also serves as Vice Chairman of Beacon Federal Bancorp, Inc.

Richard Messina (45) Director and Co-Chairman of the Board	2005
Mr. Messina was elected to the Board in November 2005 and elected Co-Chairman of the Board in January 2007.  Mr. Messina founded The Benchmark Company, LLC, a securities broker-dealer, in 1988.  Benchmark is primarily engaged in equity research, sales, and trading on behalf of institutional clients.  Mr. Messina currently serves as Co-Chief Executive Officer of Benchmark.

Cornelius B. Murphy, Jr. (63) Director	1991

Dr. Murphy has served in his current position since December 1991.  Dr. Murphy has been a director of O’Brien & Gere Limited since 1985.  Dr. Murphy also served as President of O’Brien & Gere Limited from December 1997 to May 1999 and Chairman of the Board of O’Brien & Gere Engineers from January 1993 to December 1998.  Dr. Murphy currently serves as President of the State University of New York College of Environmental Science and Forestry, which is located in Syracuse, New York.

Richard L. Elander (66) Director	1991
Mr. Elander has served in his present position as a Director since November of 1991. Mr. Elander previously served as the Commissioner of the Onondaga County Department of Water Environment Protection prior to retirement.

Steven A. Sanders (62) Director	1991
Mr. Sanders has served in his present position as a Director since December 1991.  Mr. Sanders is currently Senior Partner of Sanders, Ortoli, Vaughn-Flam, Rosenstadt, LLP.  From January 1, 2004 until June 30, 2007, he was of counsel to the law firm of Rubin, Bailin, Ortoli, LLP.  From January 1, 2001 to December 31, 2003, he was counsel to the law firm of Spitzer & Feldman PC.  .  Mr. Sanders also serves as a Director of Genesis Gold Limited, Helijet International, Inc., NaiKun Wind Development, Inc.  Additionally, he is a Director of the Roundabout Theatre (the largest not-for-profit theatre in North America), Town Hall New York City, and the New York Theatre Ballet

George W. Lee, Jr. (59) Director	2002
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

Richard Jacobson (44) Director	2006
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

INDEPENDENCE

The Board recognizes the importance of director independence.  Under the rules of the New York Stock Exchange, to be considered independent, the Board must determine that a director does not have a direct or indirect material relationship with the Company.  Moreover, a director will not be independent if, within the preceding three (3) years: (i) the director was employed by the company or receives $25,000 per year in direct compensation from the company, other than director and committee fees or other forms of deferred compensation for prior service, (ii) the director was  partner of or employed by the company’s independent auditor, (iii) the director is part of an interlocking directorate in which an executive officer of the company serves on the compensation committee of another company that employs the director, (iv) the director is an executive officer or employee of another company that makes payments to, or receives payments from, the company for property or services in an amount which, in any single fiscal year, exceeds the greater of  $100,000 or 2% of such other company’s consolidated gross revenues, (v) or the immediate family member in any of the categories in (i) – (iv) above.

The Board has determined that six (6) of the company’s seven (7) directors are independent under these standards.  As a result of Director Berger’s ownership of St. Lawrence Industrial Services Corp., he is not considered to have independent status.  Mr. Berger does serve on the Compensation committee based upon his prior business experience and the fact that he is a holder of almost ten percent (10%) of the outstanding shares of the company’s stock.

RELATED PARTY TRANSACTION REVIEW

The Board has adopted a policy concerning the review, approval and monitoring of transactions involving the Company and “related persons” (directors and executive officers or their immediate family members, or shareholders owning five percent (5%) or greater of the Company’s outstanding shares).  The policy covers any transaction exceeding $1,000 in which the related person has a direct or indirect material interest.  Related person transactions must be approved in advance by the Co-chairmen and reported to the Board at the next meeting following the transaction.  The policy is intended to restrict transactions to only those which are in the best interests of the Company.

AUDIT COMMITTEE

In October of 2002, the Company’s Board of Directors formed an Audit Committee (the “Committee”). The members of the Committee are Messrs. Cornelius Murphy, Richard Elander, and George Lee. The Committee operates under a written charter adopted by the Board of Directors.  The Committee held three meetings during the year ended December 31, 2007.  Its duties and responsibilities include the following:

•
Provides oversight of the financial reporting process and management’s responsibility for the integrity, accuracy and objectivity of financial reports, and accounting and financial reporting practices.

•	Recommends to the Board the appointment of the Company’s independent registered accounting firm.
•	Provides oversight of the adequacy of the Company’s system of internal controls.
•	Provides oversight of management practices relating to ethical considerations and business conduct, including compliance with laws and regulations.

The Committee has met and held discussions with the Chief Financial Officer and the Company’s independent accountants, Dannible & McKee, LLP, regarding audit activities. Management has the primary responsibility for the Company’s systems of internal controls and the overall financial reporting process.  The independent accountants are responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), and to issue a report thereon.  The Committee’s responsibility is to monitor and oversee these processes.  However, the members of the Committee are not certified public accountants, professional auditors or experts in the fields of accounting and auditing and rely, without independent verification, on the information provided to them and on the representations made by management and the independent accountants.

The Committee recommended to the Board of Directors the appointment of Dannible & McKee, LLP as the Company’s independent accountants for the year 2007, as ratified by shareholders.  The Company’s independent accountants provided to the Committee the written disclosure required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm’s independence.

Management represented to the Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles.  The Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants.  The Committee discussed with the independent accountants matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees) as currently in effect.  Based on these discussions and reviews, the Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for filing with the Securities and Exchange Commission.

The Committee does not have a financial expert.  Due to the small size of the Company and lack of financial complexity, the Committee does not anticipate adding a financial expert.

REPORT OF AUDIT COMMITTEE

The Audit Committee reviews the company’s financial reporting process on behalf of the Board.  Management has the primary responsibility for establishing and maintaining adequate internal financial controllership, for preparing the financial statements and for the public reporting process.  Dannible & McKee, LLP, our company’s independent auditor for 2007, is responsible for expressing an opinion on the conformity of the company’s audited financial statements with generally accepted accounting principles.

In this context, the committee has reviewed and discussed with management and Dannible & McKee, LLP the audited financial statements for the year ended December 31, 2007.  The committee has discussed with Dannible & McKee, LLP the matters that are required to be discussed by Statement on auditing Standards No. 61 (Communication with Audit committees).  Dannible & McKee, LLP has provided to the committee the written disclosures and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the committee has discussed with Dannible & McKee, LLP that firm’s independence.  The committee has concluded that Dannible & McKee, LLP’s provision of audit and non-audit services to the company is compatible with Dannible & McKee, LLP’s independence.

Based on the considerations and discussions referred to above, the committee recommended to the Board of Directors that the audited financial statements for the year ended December 31, 2007 be included in the Annual Report on form 10-K for 2007.  This report is provided by the following independent directors, who comprise the committee:

Cornelius B. Murphy, PhD (Chairman)
Richard L. Elander
George W. Lee, Jr.

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Position Held
Charles B. Morgan	54	Chief Executive Officer
Jon S. Verbeck	48	Chief Financial Officer & Treasurer

Mr. Morgan was named Chief Executive Officer (“CEO”) in November 2006.  He has been with the Company since January of 2002 and has previously served as Executive Vice President and Chief Operating Officer.  Prior to joining the company, Mr. Morgan served as a Vice President with the firm of Camp, Dresser and McKee, an Engineering News Record top 20, Boston, MA based consulting, engineering, construction and operations firm.  Mr. Morgan has 34 years of experience as a senior executive and corporate director of environmental, engineering, construction and energy companies.  Mr. Morgan has experience with all aspects of senior level company management including marketing and sales, strategic planning, financial management, product and service development, project management and mergers and acquisitions.  Mr. Morgan has also managed a variety of large scale projects domestically and internationally for a broad spectrum of private sector industrial clients.

Mr. Verbeck was named Chief Financial Officer (“CFO”) and Treasurer in May 2007.  Mr. Verbeck is a Certified Public Accountant in New York State.  He previously worked as an Auditor for a public accounting firm from 1985 to 1991, as CFO for a manufacturing and distributor from 1991 to October 2005, and as the Managing Director of a consulting firm from 2005.

CODE OF ETHICS FOR SENIOR OFFICERS

The Company has adopted a code of ethics that applies to its senior executive and financial officers.  The Code of Ethics for senior officers is included in Exhibit 14.

BENEFICIAL OWNERSHIP AND REPORTING COMPANIES

Section 16(a) of the Exchange Act requires our directors, officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Directors, officers and 10% holders are required by Commission regulations to send us copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms sent to us and the representations made by the reporting persons to us, we believe that during the fiscal year ended December 31, 2007, our directors, officers and 10% holders complied with the filing requirements under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

A. Compensation Committee

The Compensation Committee of the Board of Directors reviews and administers the Company’s compensation policies and practices for the executive officers of the Company. The Compensation Committee is currently comprised of Dr. Murphy, Mr. Messina and Mr. Berger, all of whom are nonemployee directors.  The Company’s financial accounting group supports the Compensation Committee’s work by providing information reports to the Compensation Committee when requested.  The Committee’s authority is not set out in a charter.  The Committee has not delegated authority and has not hired compensation consultants.

B. Compensation Discussion and Analysis

Compensation Philosophy

The Compensation Committee has adopted an executive compensation policy that rewards executives if the Company achieves its operational, financial and strategic goals and for building shareholder value.  The material elements of the total compensation which is considered for executives each year under the Company’s policy are (i) base salary, (ii) annual cash bonus, (iii) stock-based awards, and (iv) retirement, health and welfare and other benefits.

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

The Compensation Committee reviews and adjusts base salary levels in January each year. During the review and adjustment process, the Compensation Committee considers:

•	individual performance;

•	the duties and responsibilities of each executive officer position;

•	the relationship of executive officer pay to the base salaries of other employees of the Company; and

•	whether the base salary levels are competitive when compared to compensation paid to executives at comparable companies.

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

At its January 2008 meeting, the Compensation Committee made cash bonus awards to the named executives for 2007 in the amounts shown in the Summary Compensation Table that follows this MD&A.

Stock-Based Awards

The Compensation Committee follows procedures that are substantially similar to the bonus award procedures for making stock-based awards to executive officers.  The 2002 Omnibus Plan (“Omnibus Plan”) maintained by the Company is intended to promote the growth and general prosperity of the Company by offering incentives to its key employees who are primarily responsible for the growth of the Company and to attract and retain qualified employees.  Awards granted under the Plan may be (a) Stock Options which may be designated as Incentive Stock Options intended to qualify under Section 422 of the Internal Revenue Code of 1986, or Nonqualified Stock Options (“NQSO’s) not intended to so qualify; (b) stock appreciation rights; (c) restricted stock awards; (d) performance awards; or (e) other forms of stock-based incentive awards. The shares of stock with respect to which the Awards may be granted shall be the common stock, par value at $0.01, of the Company (“Common Stock").

All stock-based awards are made under the Company’s Omnibus Plan.  The number of shares included in stock-based awards is not determined under a pre-established formula. Instead, as is the case with bonus awards, all stock-based awards are discretionary based on the Committee’s review of the individual performance of the executives and the financial performance of the Company during the preceding year.

Under the Omnibus Plan, on January 26, 2005 the Company granted 369,000 NQSO’s, of which 160,000 were granted to named executives.

Retirement and Other Benefits

The Company sponsors the OP-TECH Environmental Services 401(k) Plan (the “Plan”), a tax-qualified Code Section 401(k) retirement savings plan, for the benefit of all of its employees, including the named executives. The Plan encourages saving for retirement by enabling participants to save on a pre-tax basis and by providing Company matching contributions equal to 25% of the first 6% that each employee contributes to the Savings Plan.

None of the named executives receive perquisites whose aggregate value exceeds $10,000 annually.

Post Termination of Employment Benefits –

The Company has not entered into employment agreements with any executive officers that provide severance or other benefits following their resignation, termination, retirement, death or disability

Mr. Morgan has signed a new employment agreement on March 28, 2008 that runs through March 31, 2010.    Under the Agreement, if seventy-five percent (75%) of the common stock or assets of the Company is sold, Mr. Morgan shall be entitled to a sale fee.  The sale fee shall be based on the total common stock value or total asset value in the case of an asset sale.  The value, which shall be finally determined by the Board of Directors, shall not include debt, holdbacks, escrow funds, earn-outs or similar items.

D. Conclusion

The Compensation Committee has read the compensation discussion and analysis and has reviewed all components of the named executives’ compensation, including salary, bonus, long-term incentive compensation, accumulated realized and unrealized stock option and restricted stock gains, the dollar value of all perquisites and other personal benefits.  Based on this review, the Compensation Committee is of the view that the compensation payable under the new employment agreement with Mr. Morgan is reasonable and appropriate.

E. Executive Officer Compensation Disclosure Tables

Summary Compensation Table

Name and Principal Position(s) (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (1) (f)	Change in Pension value and Nonqualified Deferred Compensation Earnings (h)	All Other Compensation ($) (2)(3) (i)	Total ($) (j)
Charles B. Morgan	2007	$161,700	$17,500	$0	$11,666	$0	$20,477	$211,343
Chief Executive Officer	2006	$148,500	$17,500	$0	$11,666	$0	$2,228	$179,894

(1) See relevant SFAS No. 123R assumptions in Note 2 of the Consolidated Financial Statements.

(2) Amounts represent the Company’s matching contribution to the named executive’s 401(k) account.  The aggregate value of the perquisites do not exceed $10,000 for any of the named executives.

(3) In 2007, Mr. Morgan was paid $18,300 for unused vacation.

Column g, Non-Equity Incentive Plan Compensation, is not applicable and is omitted.

Grants of Plan-Based Awards Table

Grants of plan-based awards table is not included since the Company did not grant any plan-based awards in 2007.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)

Mr. Morgan	16,667	0	$0.06	05/21/12
	33,333	0	$0.15	11/19/13
	33,333	16,667	$0.40	01/26/15	(1)

(1) As of January 26, 2008, all of these options had vested.

Columns d, i and j related to Equity Incentive Plan Awards are not applicable and are omitted.

Aggregated Option Exercises in Last Fiscal Year

			Number of securities underlying unexercised options at year-end	Value of Unexercised in-the money options at year-end
Name	Shares acquired on exercise	Value realized	(Exercisable / Unexercisable)	(Exercisable / Unexercisable)
Christopher J. Polimino	125,000	$77,250	0 / 0	$0 / $0
Douglas R. Lee	63,334	$29,700	0 / 0	$0 / $

Pension Benefits Table

Pension benefits table is not included since the Company does not maintain any qualified defined benefit plans or supplemental executive retirement plans.

Non-Qualified Deferred Compensation Table

Non-qualified deferred compensation table is not included since the Company does not maintain any plans on a non-qualified basis.

Director Compensation Table

The following table summarizes the compensation paid to the Chairman and each nonemployee director for his or her service to the Board and its committees during 2007:

Name (a)	Fees Earned or Paid in Cash ($) (b) (1)	Option Awards ($) (d) (2)	All Other Compensation ($) (g)	Total ($) (h)
Robert J. Berger	$8,000	$1,833	$0	$9,833
Richard Messina	$8,000	$0	$0	$8,000
Richard L. Elander	$9,500	$1,833	$0	$11,333
Cornelius B. Murphy, Jr.	$7,500	$1,833	$0	$9,333
Steven A. Sanders	$6,000	$1,833	$0	$7,833
George W. Lee, Jr.	$9,500	$2,166	$0	$11,666
Richard Jacobson	$6,000	$0	$0	$6,000

(1)     In 2007 Directors of the Company were paid $2,000 for each Board meeting attended and $500 for each sub-committee meeting attended.
(2)     See relevant SFAS No. 123R assumptions in Note 2 of the Consolidated Financial Statements.

Column c (Stock Awards), column e (Non-Equity Incentive Plan Compensation), and column f (Change in Pension Value and Nonqualified Deferred Compensation Earnings) are not applicable and are omitted.

Report of Compensation Committee

The Compensation committee reviewed and discussed the compensation Discussion and Analysis with management of the company.  Based on such review and discussion, the compensation Committee recommended to the Board of Directors that the Compensation discussion and Analysis be included in the company’s Annual Report on Form 10-K for the last fiscal year for filing with the SEC.

Richard Messina (Chairman)
Robert Berger
Cornelius Murphy, Jr.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the company’s common stock at February 1, 2008 by persons who, to the knowledge of the Board of Directors, beneficially own more than five percent of the outstanding shares of common stock of the Corporation.

All voting power of the Corporation is vested in its common stock.  As of the close of business on February 1, 2008, 11,937,038 shares of common stock par value $.01 per share were outstanding.  Each share of common stock is entitled to one vote.

Name and Address                                                           Amount and Nature
of Beneficial Owner                                                      of Beneficial Ownership (1)(2)                     Percentage of Class (1)

Richard Messina                                                                      4,208,451(2) (3)                                                     33%
40 Fulton Street, 19th Floor
New York, NY 10038

Robert Berger                                                                           1,171,667 (4)                                                          9%
121 Shirley Rd.
Syracuse, NY 13224

Jurg Walker                                                                              1,000,000                                                                8%
3 Avenue De La Costa
Monaco 98000

Kevin Eldred                                                                               835,000                                                                7%
1007 Overlook Terrace
Cazenovia, NY 13035

(1)
Based upon the sum of (a) 11,937,038 shares of common stock outstanding, and (b) underlying options and warrants that have vested and not been exercised and underlying options and warrants that will vest within the next 60 days relating to a particular shareholder.

(2)	All shareholder’s directly or beneficially own all shares except for Mr. Messina who owns 1,343,933 shares directly and 2,864,518 shares indirectly.

(3)	Includes 480,000 shares issuable upon the exercise of warrants to purchase common stock issued to Summit Capital Associates, Inc., an affiliate of Mr. Messina.

(4)	Includes options to purchase 13,333 shares of Common Stock.

The following table sets forth certain information furnished to the Company regarding the beneficial ownership of the Company’s common stock at February 1, 2008 by each director and nominee for election as director and each elective officer. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Name of                                       Number of Shares of Common
Beneficial Owner                        Stock Beneficially Owned (3)                          Percentage of Class (4)

Richard Messina (1) 4,208,451 (5)	33%

Robert J. Berger (1) 1,171,667	10%

Richard L. Elander (1) 429,565	3%

Steven A. Sanders (1) 45,352	<1%

Cornelius B. Murphy, Jr. (1) 21,424	<1%

George W. Lee, Jr. (1) 186,666	1%

Richard Jacobson (1) -0-	0%

Charles Morgan (2) 200,000	1%

Jon S. Verbeck (2) -0-	0%

All Directors as a Group (7 persons) 6,063,125	47%

(1)	Director
(2)	Officer
(3)	Includes unexercised options to purchase shares of common stock:
•	Mr. Berger 13,333
•	Mr. Elander 10,000
•	Mr. Sanders 13,333
•	Mr. Murphy 10,000
•	Mr. Lee 16,667
•	Mr. Morgan 100,000
(4)
Based upon the sum of (a) 11,937,038 shares of common stock outstanding, and (b) shares underlying options and warrants that have vested and not been exercised and shares underlying options and warrants that will vest within the next 60 days relating to a particular shareholder.

(5)	Includes 480,000 shares issuable upon the exercise of warrants to purchase common stock issued to Summit Capital Associates, Inc., an affiliate of Mr. Messina.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Steven A. Sanders, one of our directors, is a partner at the law firm of Sanders, Ortoli, Vaughn-Flam, Rosenstadt, LLP, and formerly of counsel at the law firm of Rubin, Bailin, Ortoli, LLP which provides professional services to the Company, and it is anticipated that it will continue to do so.  The cost of these services in 2007 was approximately $13,408.

We purchase subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by Robert J. Berger, one of our directors.  The costs for these services amounted to approximately $1,042,000 in 2007, which includes approximately $80,000 paid for services of the CFO.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees billed by Dannible & McKee, LLP, the Company’s principal accountants in the aggregate for each of the last two years were as follows:

       2007                          2006

Audit Fees                                $32,500                      $34,500

Audit Related Fees                           $0                      $27,750

Tax Fees                                    $13,500                      $12,975

Audit related fees represent additional internal control related procedures and inspection of documents as requested by the audit committee.

There were no other fees billed for services other than those noted above.

The fees for tax services represent fees for compliance related to Federal and state tax return preparation and filing.

The fees for audit and tax services for 2007 were proposed to the audit committee and approved by that committee in an engagement letter.  No other services were provided by the accountants that would require approval by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                         Page
(a)	Financial Statements

(1)           Report of Independent Accountants                                                                             F-2
Consolidated Balance Sheets at December 31, 2007 and 2006                                   F-3
Consolidated Statement of Operations for the years ended
    December 31, 2007, 2006, and 2005                                                                             F-4
Consolidated Statements of Shareholders’ Equity for
    the years ended December 31, 2007, 2006, and 2005                                                F-5
Consolidated Statements of Cash Flows for the years ended
    December 31, 2007, 2006, and 2005                                                                             F-6
Notes to Consolidated Financial Statements                                                                F-7

        (2)    Schedule II, Valuation and Qualifying Accounts for the Years
           Ended 2007, 2006, and 2005                                                                                        F-20

All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the Financial Statements or notes thereto.

(b)           Exhibits

10.1         Stock Option Plan - Incorporated herein by reference to the
Company’s Information Statement filed November 6, 2002
14            Code of Ethics                                                                                                                    E-1
21            Subsidiaries of the Registrant                                                                                          E-2
31.1         CEO Certification                                                                                                                E-3
31.2         CFO Certifications                                                                                                              E-4
32.1         Section 1350 CEO Certifications                                                                                       E-5
32.2         Section 1350 CFO Certifications                                                                                       E-6

OP-TECH Environmental

Services, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2007 and 2006

Independent Registered Accounting Firm

To the Shareholders and Board of Directors of
OP-TECH Environmental Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of OP-TECH Environmental Services, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OP-TECH Environmental Services, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

In connection with our audits of the financial statements referred to above, we audited the financial schedules listed under Item 15.  In our opinion, these financial schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information stated therein.

As discussed in note 15 to the financial statements, the Company restated its 2006 financial statements for the correction of certain errors that resulted in an understatement of accrued liabilities and accounts payable as previously reported at December 31, 2006.  Accordingly, an adjustment has been made to accumulated deficit as of December 31, 2006.

/s/ Dannible & McKee, LLP
Syracuse, New York

April 12, 2008

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 200 7 and 200 6

	2007	2006
Assets

Current assets:
Cash (Note 4)	$93,535	$30,981
Accounts receivable, net (Notes 1 and 5)	8,355,280	10,008,186
Costs on uncompleted projects applicable to future billings (Note 1)	2,188,514	2,984,323
Inventory	402,351	378,439
Current portion of deferred tax asset (Note 11)	301,900	354,000
Prepaid expenses and other current assets	503,858	447,759

Total current assets	11,845,438	14,203,688

Property and equipment, net (Note 6)	3,266,973	3,216,781
Deferred tax asset (Note 11)	1,127,700	1,004,800
Other assets	13,961	44,898

Total Assets	$16,254,072	$18,470,167

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$2,598,756	$4,180,070
Outstanding checks in excess of bank balance (Note 4)	592,757	149,741
Billings in excess of costs and estimated
profit on uncompleted contracts (Note 1)	1,369,899	796,438
Accrued expenses and other current liabilities	957,625	1,148,549
Accrued litigation reserve (Note 8)	345,645	400,000
Current portion of long-term debt (Note 9)	840,602	771,345

Total current liabilities	6,705,284	7,446,143

Long-term debt, net of current portion (Note 9)	1,871,745	2,128,193
Note payable to bank under line of credit (Note 9)	4,862,207	5,731,548

Total liabilities	13,439,236	15,305,884

Shareholders' equity:
Common stock, par value $.01 per share; authorized
20,000,000 shares; 11,937,038 and 11,748,704 shares
outstanding as of December 31, 2007 and 2006, respectively	119,371	117,487
Additional paid-in capital	7,005,724	6,925,581
Accumulated deficit (Note 15)	(4,304,059)	(3,898,485)
Accumulated other comprehensive income (loss)	(6,200)	19,700

Shareholders' equity, net	2,814,836	3,164,283

Total Liabilities and Shareholders' Equity	$16,254,072	$18,470,167

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31, 200 7 , 200 6 and 200 5

	2007	2006	2005

Project billings and services	$32,483,687	$35,069,989	$21,784,096
Project costs	24,739,420	28,007,851	15,955,533

Gross margin	7,744,267	7,062,138	5,828,563

Selling, general and administrative expenses	7,525,635	5,853,744	5,107,218
Litigation reserve (Note 8)	-	-	450,000
Provision for impairment of land and buildings
held for sale (Note 7)	-	150,000	100,000

Operating income (loss)	218,632	1,058,394	171,345

Other income (expense):
Interest expense	(669,379)	(615,361)	(384,240)
Other, net	(872)	(54,095)	(29,849)

	(670,251)	(669,456)	(414,089)

Net income (loss) before income taxes	(451,619)	388,938	(242,744)

Income tax benefit (expense) (Note 11):
Current	(7,455)	(9,201)	(10,066)
Deferred	53,500	(171,764)	107,066

	46,045	(180,965)	97,000

Net Income (loss)	$(405,574)	$207,973	$(145,744)

Earnings (loss) per common share:
Basic	$(0.034)	$0.018	$(0.012)
Diluted	$(0.033)	$0.017	$(0.012)

Weighted average shares outstanding:
Basic	11,858,706	11,746,476	11,729,154
Diluted	12,174,820	12,325,546	11,729,154

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 200 7 , 200 6 and 200 5

					Accumulated
			Additional		Other
	Common	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balance at December 31, 2004	11,697,707	$116,976	$6,842,942	$(3,960,714)	$-	$2,999,204

Issuance of 47,664 Shares	47,664	478	5,773	-	-	6,251

Tax Benefit of the Exercise of Stock Options	-	-	7,186	-	-	7,186

Other Comprehensive Income:
Change in Fair Value of Cash Flow Hedge
net of tax effect of $10,000	-	-	-	-	15,100	15,100

Net Loss	-	-	-	(145,744)	-	(145,744)

Total Comprehensive Loss						(130,644)

Balance at December 31, 2005	11,745,371	117,454	6,855,901	(4,106,458)	15,100	2,881,997

Issuance of 3,333 Shares	3,333	33	167	-	-	200

Tax Benefit of the Exercise of Stock Options	-	-	900	-	-	900

Recognition of Stock Compensation Expense	-	-	68,613	-	-	68,613

Other Comprehensive Income:						-
Change in Fair Value of Cash Flow Hedge
net of tax effect of $2,960	-	-	-	-	4,600	4,600

Net Income	-	-	-	207,973	-	207,973

Total Comprehensive Income	-	-	-	-	-	212,573

Balance at December 31, 2006	11,748,704	117,487	6,925,581	(3,898,485)	19,700	3,164,283

Issuance of 188,334 Shares	188,334	1,884	22,916	-	-	24,800

Tax Benefit of the Exercise of Stock Options	-	-	-	-	-	-

Recognition of Stock Compensation Expense	-	-	57,227	-	-	57,227

Other Comprehensive Income:						-
Change in Fair Value of Cash Flow Hedge
net of tax effect of $17,300	-	-	-	-	(25,900)	(25,900)

Net Loss	-	-	-	(405,574)	-	(405,574)

Total Comprehensive Loss	-	-	-	-	-	(431,474)
Balance at December 31, 2007	11,937,038	$119,371	$7,005,724	$(4,304,059)	$(6,200)	$2,814,836

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 200 7 , 200 6 and 200 5

	2007	2006	2005
Operating activities:
Net income (loss)	$(405,574)	$207,973	$(145,744)
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Bad debt expense	258,253	62,157	40,975
Depreciation and amortization	716,467	610,472	556,605
Loss on sale of property and equipment	-	49,873	27,644
Provision for impairment of land and buildings held for sale	-	150,000	100,000
Provision for deferred income taxes	(53,500)	172,664	(109,000)
Provision for stock compensation expense	57,227	68,613	-
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	1,394,653	(4,257,366)	(221,743)
Costs on uncompleted projects
applicable to future billings	795,809	(1,581,031)	(524,092)
Prepaid expenses, inventory and other assets, net	(49,074)	297,030	127,158
Billings and estimated profit in excess
of costs of uncompleted contracts	573,461	195,733	(495,770)
Accrued litigation defense reserve	(54,355)	(50,000)	450,000
Accounts payable and other accrued expenses	(1,772,238)	2,924,422	(374,233)

Net cash provided by (used in) operating activities	1,461,129	(1,149,460)	(568,200)

Investing activities:
Proceeds from sale of property and equipment	-	692,208	113,000
Purchases of property and equipment	(766,659)	(1,031,994)	(870,676)

Net cash used in investing activities	(766,659)	(339,786)	(757,676)

Financing activities:
Proceeds from issuance of common stock	24,800	200	6,251
Outstanding checks in excess of bank balance	443,016	(207,508)	357,249
Proceeds from notes payable to banks and
long-term borrowings, net of financing costs	16,057,390	16,351,122	8,133,127
Principal payments on current
and long-term borrowings	(17,157,122)	(14,714,515)	(7,181,561)

Net cash provided by (used in) financing activities	(631,916)	1,429,299	1,315,066

Increase (decrease) in cash and cash equivalents	62,554	(59,947)	(10,810)

Cash and cash equivalents at beginning of year	30,981	90,928	101,738

Cash and Cash Equivalents at End of Year	$93,535	$30,981	$90,928

Non-cash items:
Equipment purchased through
bank and other financing sources	$-	$-	$198,182
Non-cash financing of insurance	$623,431	$507,472	$-

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Basis of Presentation

OP-TECH Environmental Services, Inc. and Subsidiaries (the “Company”), a Delaware corporation headquartered in Syracuse, New York, provides comprehensive environmental and industrial services predominately in New York, New England, Pennsylvania, New Jersey, and Ohio.  The Company performs industrial cleaning of hazardous and non-hazardous materials and provides varying services relating to plant facility closure, including interior and exterior demolition and asbestos removal.  In addition, the Company provides remediation services for sites contaminated by hazardous and non-hazardous materials and provides 24-hour emergency spill response services.  The Company’s revenues are derived from state agencies, industrial companies and municipalities facing complex environmental clean-up problems associated with hazardous and non-hazardous materials as required by various governmental agencies.  The Company’s services include assessing the regulatory, technical, and construction aspects of the environmental issue, and performing the necessary remediation activities.  The Company seeks to provide its clients with remedial solutions which integrate the various aspects of a project and are well-documented, practical, cost effective, and acceptable to regulatory agencies and the public.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OP-TECH Environmental Services, Inc. and its two wholly-owned subsidiaries (collectively, the “Company”).  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

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

Normal delays relating to receipt of job-related vendor invoices, payroll processing, and billing compilation typically cause customer invoices relating to revenue earned in a certain month to be mailed in the first two weeks of the following month.  Such invoices mailed after year-end that are included in December 31, 2007 and December 31, 2006 accounts receivable are approximately $2,000,000 and $3,260,000, respectively.

Concentration of Business Risk - Significant Customers

Sales to one customer, other than an affiliated party, amounted to approximately $7,212,000, $8,509,000, and $6,047,000 in 2007, 2006 and 2005, respectively.  Accounts receivable at December 31, 2007 and 2006, include $711,000 and $1,718,316 respectively, from this customer.

Receivables and Credit Policies

Accounts receivable are unsecured customer obligations due under normal trade terms requiring payment within 30 days from the invoice date.  Interest is not accrued on past-due invoices.  Accounts receivable are stated at the amount billed to the customer. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice.

The carrying amount of accounts receivable is reduced by a valuation allowance that represents management’s best estimate of the amounts that will not be collected.  Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.  Additionally, management estimates a general allowance based on historical chargeoffs covering other amounts that may not be collectible.

Inventory

Inventory, consisting of spill response and remediation supplies and materials, are stated at the lower of cost or market value.  Cost is determined using the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost.  Expenditures for repairs and maintenance are charged to expense as incurred.  Depreciation of assets is provided for using the straight-line method over useful lives typically ranging from 3 to 15 years and 40 years for leasehold improvements.

Financial Instruments

The Company maintains various financial instruments in the ordinary course of business, which consist of cash, accounts receivable and payable, notes payable, long-term debt and a line of credit.  The carrying value of the Company’s financial instruments approximates their fair value at December 31, 2007 and 2006.  The fair values of fixed rate notes payable and long-term debt are determined using incremental borrowing rates available to the Company for similar types of borrowings.  All other financial instruments are short-term in nature and their fair values are based on the amounts that they have been or will be settled for subsequent to the balance sheet date.

    Impact of Recently Issued Statements

In 2007, the Company adopted the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”.  There was no significant impact on its financial position, results of operations or cash flows as a result of adopting the interpretation in 2007.

Income Taxes

The Company provides for income taxes in accordance with the liability method.  Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that may be in effect in the years in which the differences are expected to reverse.

2.	Stock Based Compensation and Earnings Per Share

Effective January 1, 2006 the Company adopted Financial Accounting Standards Board Statement No. 123(R) “Share Based Payment”.  The Company has chosen to adopt this statement using the modified prospective application.  Under this method the Company will recognize the fair value of unvested options granted in prior periods as compensation over the remaining vesting period or requisite service period using the straight line attribution method.  The effect of adopting the statement was to reduce income before taxes by $68,613 and net income by $41,100, and basic and fully diluted earnings per share by $.004 and $.003 in 2006.  In 2007, the Company recorded an additional $57,227 of expense under FAS 123(R).  Prior to 2006 the Company applied APB Opinion No. 25 and related interpretations in accounting for its stock options.  Accordingly no compensation cost was recognized for the options issued.  The following table sets forth the Company’s net income and earnings per share had the provisions of Statement No. 123(R) been applied in the fiscal years ended December 31, 2005.

2005

Net income (loss):
As reported	$(145,744)

Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	52,000

Pro forma net income (loss)	$(197,744)

Basic earnings (loss) per share:
As reported	$(0.012)
Pro forma	$(0.017)

Diluted earnings (loss) per share
As reported	$(0.012)
Pro forma	$(0.017)

Basic earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding for the period, which were 11,858,706, 11,746,476, and 11,729,154 for the years ended December 31, 2007, 2006 and 2005, respectively.  Diluted earnings per share includes the potentially dilutive effect of common stock issuable upon conversion of stock options or warrants.

Warrants were issued to a financial advisor in May 2002 to purchase 480,000 shares of common stock at $0.066 per share, expiring in May 2010.

On March 16, 2004 the Company purchased and retired 1,000,000 shares of its common stock from O’Brien & Gere Limited for $.25 per share, or $250,000.

3.	Related Party Transactions

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc. which is owned by a director of the Company.  The cost for these services amounted to approximately $1,042,000, $1,074,000, and $734,000 in 2007, 2006, and 2005, respectively.

A director of the Company is of counsel for law firms that provided professional services to the Company.  The cost for these services amounted to approximately $15,000, $5,000, and $5,000 in 2007, 2006 and 2005, respectively.

4.      Cash

Using a zero balance account, the Company voluntarily applies all available cash in the Company’s operating account to pay down the Company’s note payable to bank under the line of credit (Note 9) nightly.  From time to time cash balances held at the Financial Institution may exceed the Federal Deposit Insurance Corporation limit of $100,000.

1.	Accounts Receivable

Accounts receivable at December 31, 2007 and 2006 consists of:

	2007	2006

Accounts Receivable, gross	$ 8,616,187	$ 10,122,510
Allowance for uncollectible receivables	(260,907)	(114,324)
Accounts Receivable, net	$ 8,355,280	$ 10,008,186

All customer accounts receivable collateralize the Company’s outstanding loans with its primary lender (see Note 9).

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6.	Property and Equipment

Property and equipment at December 31, 2007 and 2006 consist of:

	2007	2006

Furniture and fixtures	$21,758	$21,758
Leasehold improvements	192,221	185,741
Office machines	248,139	233,056
Field equipment	6,732,474	5,987,377
	7,194,592	6,427,932
Less: Accumulated depreciation	(3,927,619)	(3,211,151)
	$3,266,973	$3,216,781

Depreciation expense approximated $716,000, $610,000, and $557,000 for 2007, 2006 and 2005, respectively.

7.	Land and Buildings Held for Sale

On November 17, 2006, the Company sold approximately 14 acres of land, and buildings thereon, which it owned on the St. Lawrence River in Massena, NY for $692,208 and recorded a loss on sale of property in the amount of $199,873, which included a $150,000 impairment loss recognized in the quarter ended September 30, 2006.  An impairment loss of $100,000 was recognized in 2005.

8.	Accrued Litigation Reserve

The Company has accrued a liability of $345,645 and $400,000 at December 31, 2007 and 2006, respectively.  The liability has been recorded to cover potential legal costs and fees, and also any indemnity, settlement, or other payments necessary to dispose of a particular claim against the Company.  The reserve will be reduced by legal fees or other costs paid.

9.	Long-Term Debt Obligations

Long-term debt at December 31, 2007 and 2006 consists of:

	2007	2006

Note payable to bank under line of credit. Due January 1, 2009. (a)	$4,862,207	$5,731,548

Term Loan due in monthly installment payments of $24,848
plus interest at prime plus .75%, hedged by an interest rate swap. (a)	1,216,694	1,471,673

Term Loans due in monthly installment payments aggregating
$20,024 and $13,223 at December 31, 2007 and 2006, respectively
plus interest at prime plus .75%. (a)	1,097,899	908,205

Insurance Financing Note, due in monthly installment payments of $64,864 and $46,134 including interest at 7.5% and 5.94% at
December 31, 2007 and 2006, respectively collateralized by
assignment of unearned premiums.	191,613	184,535

Equipment Notes, due in monthly installment payments aggregating
$11,803 and $12,538 at December 31, 2007 and 2006, including interest at rates ranging from 5.3% to 7.9%, collateralized by equipment with a carrying value of approximately $900,000
and $400,000 at December 31, 2007 and 2006, respectively.	206,141	335,125

	2,712,347	2,899,538
Less: Current portion	(840,602)	(771,345)
	$1,871,745	$2,128,193

(a)	The Company has entered into financing agreements (the “Agreements”) with a lender (“Primary Lender”).

As of December 31, 2007 the Agreements include a Line of Credit note which provided for borrowings up to $6,000,000 to be used to provide working capital and expires on January 1, 2009, unless renewed by the lender.  Interest is charged at prime plus .50%

The Agreements also include a Term Loan agreement which is due in monthly principal installment payments of $24,848 plus interest at a rate of prime plus .75%, hedged by an Interest Rate Swap Transaction.

On January 25, 2005, the Company entered into an Interest Rate Swap Transaction with its Primary Lender to hedge against rising interest rates on the floating rate Term Loan debt.  The liability being hedged is the variability in cash flows related to fluctuations in interest payments made.  The fluctuation in interest rates exposes the Company to the risk of higher interest expense.  The purpose of the Swap Agreement is to limit the Company’s exposure to rising interest rates during the term of the floating rate Term Loan noted above.  The swap has been designated as a cash flow hedge.

The interest rate swap hedge instrument has a fixed rate of 7.05%, matures on February 1, 2012, and has a notional amount that remains equal to the principal balance on the Term Loan.   The difference between the prime rate, as periodically adjusted, and the Interest Rate Swap rate of 7.05% will be settled monthly.  The effect of the interest rate swap is to fix the floating rate on the Term Loan at 7.80%.  The Mark to Market valuation, representing the net present value of the expected cash flow from the Interest Rate Swap, is approximately ($10,800) and $32,400 at December 31, 2007 and 2006, respectively and is included in long-term debt.

The Agreements also include Term Loan agreements, which are not hedged by Interest Rate Swap Transactions, which are due in monthly principal installment payments that aggregate $20,024 plus interest at prime plus .75%.

The Agreements are collateralized by all present and future right, title and interest in all of the personal property of the Company including, but not limited to, all accounts receivable, inventory and equipment.  This collateral has a carrying value at December 31, 2007 as follows:

Accounts Receivable, net of Allowance for Doubtful Accounts	$8,355,280
Inventory	402,351
Equipment, net of Accumulated Depreciation	3,029,326
$11,786,957

The Agreements also include certain financial covenants including a minimum fixed charge coverage ratio, a tangible net worth ratio, a debt to net worth ratio, and a consecutive quarterly net loss provision; cross-collateralization provisions; and a material adverse change clause which permits the financial institution to call its obligation if the Company fails to comply with covenants, as defined, or in the event of a material adverse change in the Company’s business.  Management does not anticipate any adverse changes in the next twelve months, however, there can be no assurances.

The Company was not in compliance with the covenants as of December 31, 2007 and obtained a waiver.

Interest paid amounted to approximately $670,000, $615,000, and $380,000 in 2007, 2006 and 2005, respectively

Scheduled principal payments on long-term debt for the next five years, not including the note payable to bank under line of credit, are as follows:

2008	$840,602
2009	616,544
2010	545,904
2011	520,665
2012	150,537
Thereafter	38,095
$2,712,347

At December 31, 2006 the Company has outstanding commitments in the form of standby letters of credit in the amount of approximately $440,000 securing various agreements.

10.    Operating Lease Obligations

Office facilities and various field equipment are leased under noncancelable operating leases expiring at various dates through 2012.  Rent expense incurred under operating leases amounted to approximately $896,000, $725,000, and $694,000 in 2007, 2006 and 2005, respectively.  Future minimum lease payments under noncancelable operating leases are as follows:

2008	$577,553
2009	522,441
2010	440,036
2011	347,620
2012	127,633
$2,015,283

11.	Income Taxes

The following summarizes the income tax (benefit) expense at December 31, 2007, 2006 and 2005:

	2007	2006	2005
Current:
Federal	$-	$-	$-
State	7,455	9,201	10,066

	7,455	9,201	10,066

Deferred	(53,500)	265,664	(107,066)

	$(46,045)	$274,865	$(97,000)

In 2007, 2006 and 2005 the difference between the expected tax provision resulting from the application of the federal statutory income tax rate to pre-tax income is due to nondeductible items, state taxes and graduated federal tax rates.  The deferred tax expense (benefit) recognized in 2007, 2006 and 2005 represents the effect of changes in temporary differences and net operating loss carryforwards.

At December 31, 2007, the Company has federal net operating loss ("NOL") carryforwards of approximately $5,600,000 for income tax purposes.  The federal net operating loss carryforwards expires at various times beginning in 2009 through the year ending December 31, 2027.  The Company believes that it is more likely than not that the taxable income in future years will be sufficient to utilize a portion of these loss carryforwards.  Minimum taxable income is anticipated to be approximately $400,000 per year to enable utilization of a portion of these loss carryforwards.  Income taxes and franchise taxes paid were approximately $7,000, 9,000 and $10,000 in 2007, 2006 and 2005, respectively.

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax liabilities:
Property and equipment	$(531,986)	$(492,176)
Deferred tax assets:
Net operating loss carryforward	2,281,593	1,964,178
Accounts receivable reserve	101,754	44,586
Accrued expenses	228,239	342,212
	2,611,586	2,350,976

Net Deferred tax asset	2,079,600	1,858,800
Valuation allowance for deferred assets	(650,000)	(500,000)
Net deferred tax asset, net of valuation allowance	$1,429,600	$1,358,800

12.	Employee Benefit Plan

The Company maintains a defined contribution employee retirement plan (“Retirement Plan”) which covers substantially all employees.  The Retirement Plan is funded by voluntary employee contributions which are matched by the Company at a designated percentage, and additional contributions by the Company at the discretion of the Board of Directors.  Matching contributions made by the Company to the Retirement Plan were approximately $33,000, $27,000, and $24,000 in 2007, 2006 and 2005, respectively.  The Company did not make discretionary contributions to the Retirement Plan in 2007, 2006 and 2005.

13.    Stock Option Plan

The 2002 Omnibus Plan (“Omnibus Plan”) maintained by the Company is intended to promote the growth and general prosperity of the Company by offering incentives to its key employees who are primarily responsible for the growth of the Company and to attract and retain qualified employees.  Awards granted under the Omnibus Plan may be (a) Stock Options which may be designated as Incentive Stock Options intended to qualify under Section 422 of the Internal Revenue Code of 1986, or Nonqualified Stock Options (“NQSO’s) not intended to so qualify; (b) stock appreciation rights; (c) restricted stock awards; (d) performance awards; or (e) other forms of stock-based incentive awards. The shares of stock with respect to which the Awards may be granted shall be the common stock, par value at $0.01, of the Company (“Common Stock").  Shares delivered upon exercise of the Awards, at the election of the Board of Directors of the Company, may be stock that is authorized but previously unissued or stock reacquired by the Company, or both. The maximum number of shares with respect to which the Awards may be granted under the Omnibus Plan shall not exceed 1,000,000 shares of Common Stock; provided, however, that such number of shares of Common Stock may also be subject to adjustment, from time to time, at the discretion of the Board of Directors of the Company.  Compensation cost subsequent to January 1, 2006 is measured based on the fair value of the options granted.  No options were granted in 2007 or 2006.

Under the Omnibus Plan, on May 21, 2002 the Company granted 335,000 NQSO’s.  The exercise price of each NQSO equals the market price of the Company’s stock on the date of grant ($0.06), and an NQSO’s maximum term is 10 years.  The NQSO’s vest and are exercisable on a three-year vesting schedule.

Under the Omnibus Plan, on February 24, 2003 the Company granted 10,000 NQSO’s.  The exercise price of each NQSO equals the market price of the Company’s stock on the date of grant ($0.10), and an NQSO’s maximum term is 10 years.  The NQSO’s vest and are exercisable on a three-year vesting schedule.

Under the Omnibus Plan, on November 19, 2003 the Company granted 335,000 NQSO’s.  The exercise price of each NQSO equals the market price of the Company’s stock on the date of grant ($0.15), and an NQSO’s maximum term is 10 years.  The NQSO’s vest and are exercisable on a three-year vesting schedule.

Under the Omnibus Plan, on January 26, 2005 the Company granted 369,000 NQSO’s.  The exercise price of each NQSO equals the market price of the Company’s stock on the date of grant ($0.40), and an NQSO’s maximum term is 10 years.  The NQSO’s vest and are exercisable on a three-year vesting schedule.

A summary of the status of the Company’s NQSO’s granted under the Omnibus Plan as of December 31, 2007, 2006 and 2005, and changes during the years ending on those dates follows:

	Shares	Exercise Price

Outstanding at December 31, 2004	448,343	$0.06 - 0.15

Granted January 26, 2005	369,000	$0.40
Exercised	(47,664)	$0.06 - 0.15
Forfeited	(61,335)	$0.06 - 0.15
Forfeited	(33,000)	$0.40
Expired	-	$-

Outstanding at December 31, 2005	675,344	$0.06 - 0.40

Exercised	(3,333)	$0.06
Forfeited	-	$-
Expired	-	$-

Outstanding at December 31, 2006	672,011	$0.06 - 0.40

Exercised	(188,334)	$0.06 - 0.15
Forfeited	(148,334)	$0.15 - 0.40

Outstanding at December 31, 2007	335,343	$0.06 - 0.40

Exercisable at December 31, 2007	271,009	$0.06 - 0.40

    Shares vesting under the plan had a fair value of $57,227, $68,613, and $73,144 in 2007, 2006, and 2005 respectively.

The remaining weighted average contractual life of options outstanding is approximately 5.8 years.

14.	Commitment and Contingencies

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

15.	Restatement

On March 31, 2008, the Company determined that the worker’s compensation liability and accounts payable recorded at December 31, 2006 were understated by $205,000 and $36,000, respectively.  As a result, the Company restated its 2006 financial statements.  The impact of these adjustments on the Company’s financial results as originally reported at December 31, 2006 is summarized below:

	As Reported	As Restated

Current assets	$14,109,788	$14,203,688

Total assets	$18,376,267	$18,470,167

Current liabilities	$7,205,547	$7,446,143

Total liabilities	$15,065,288	$15,305,884

Accumulated deficit	$(3,751,789)	$(3,898,485)

Net income	$354,669	$207,973

Basic earning per share	$0.030	$0.018

Diluted earning per share	$0.029	$0.017

16.    Two-Year Selected Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2007
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31

Project billings	$7,455,990	$8,994,960	$8,109,003	$7,923,734
Gross margin	1,608,760	1,782,642	2,312,940	$2,039,925
Net income (loss)	(175,626)	(252,507)	147,205	$(124,646)
Net income (loss) per share
basic	$0.02	$(0.02)	$0.01	$(0.01)
diluted	$0.01	$(0.02)	$0.01	$(0.01)

In all of the quarters in 2007, the Company restated its accounts payable, operating expenses, and deferred taxes.

	Year Ended December 31, 2006
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31

Project billings	$7,851,240	$7,106,271	$8,235,199	$11,877,279
Gross margin	1,521,763	2,006,325	1,846,972	$1,687,078
Net income (loss)	36,567	262,267	(38,232)	$(52,629)
Net income (loss) per share
basic	$0.00	$0.02	$(0.00)	$(0.00)
diluted	$0.00	$0.02	$(0.00)	$(0.00)

In the quarter ended September 30, 2006, the Company recorded an impairment loss of $150,000 on the carrying value of the land and buildings held for sale (Note 7).  In the quarter ending December 31, 2006, the Company restated certain assets and liabilities (Note 15).

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at				Balance at
	Beginning				End of
Description	of Period	Additions	Deductions		Period

YEAR ENDED DECEMBER 31, 2007
Reserves deducted from assets to
which they apply:
Doubtful accounts receivable	$114,324	$258,253	$111,670	(a)	$260,907
Valuation allowance for deferred tax assets	$500,000	$150,000	$-		$650,000

YEAR ENDED DECEMBER 31, 2006
Reserves deducted from assets to
which they apply:
Doubtful accounts receivable	$104,163	$62,157	$51,996	(a)	$114,324
Valuation allowance for deferred tax assets	$500,000	$-	$-		$500,000

YEAR ENDED DECEMBER 31, 2005
Reserves deducted from assets to
which they apply:
Doubtful accounts receivable	$174,500	$40,975	$111,312	(a)	$104,163
Valuation allowance for deferred tax assets	$500,000	$-	$-		$500,000

(a) Doubtful accounts written off and adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OP-TECH Environmental Services, Inc. (Registrant)

Date: April 12, 2008	By:	/s/ Charles B. Morgan
Charles B. Morgan
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 11th day of April, 2008.

/s/ Robert J. Berger	Director and Co-Chairman of the Board
Robert J. Berger

/s/ Richard Messina	Director and Co-Chairman of the Board
Richard Messina

/s/ Richard L. Elander	Director
Richard L. Elander

/s/ Cornelius B. Murphy	Director
Cornelius B. Murphy

/s/ Richard Jacobson	Director
Richard Jacobson

/s/ Steven A. Sanders	Director
Steven A. Sanders

/s/ George W. Lee, Jr	Director
George W. Lee Jr.

/s/ Charles B. Morgan	Chief Executive Officer
Charles B. Morgan

/s/ Jon S. Verbeck	Chief Financial Officer and Treasurer
Jon S. Verbeck