Form 10QSB/A
period 2007-03-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2008-04-16
CIK 858748

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB/A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2007

OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to_____

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

Large Accelerated filer ____Accelerated filer___     Non-accelerated filer __X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   _   or No _X_

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 7, 2007)  11,812,038

EXPLANATORY NOTE

RESTATEMENT OF FINANCIAL STATEMENTS

This  Amendment  No.  1 on  Form  10-QSB/A,  which  amends  and  restates  items identified below with respect to the Form 10-QSB, filed by Op-Tech Environmental Services, Inc. ("we" or "the Company") with the Securities and Exchange  Commission  (the "SEC") on May 15, 2007 (the "Original  Filing"),  is being filed to reflect the restatement of our financial statements for the three months ended March 31, 2007.

As previously  announced,  our management, on March 31, 2008, concluded that the Company's  previously filed financial statements as of December 31, 2006  should no longer be relied upon as a result of the  Company's  determination  that the worker’s compensation liabilities and accounts payable were understated by $205,000 and $36,000, respectively.  It was also determined that the worker’s compensation liability was understated by $205,000 and office expense was overstated by $36,000 for the quarter ended March 31, 2007.  Authorized  officers of the Company discussed this matter with the Company's  independent public accounting firm who agreed that the Company's previously issued financial statements described above could not be relied upon and needed to be restated.

This Form  10-QSB/A  only  amends and  restates  certain  information  in Item 1 (Financial Statements and Notes to Consolidated Financial Statements), Item 2 (Management's  Discussion  And Analysis Of Financial Condition And Results Of Operations), and Item 4 (Controls and Procedures).  Except for the foregoing  amended and restated  information,  this Form  10-QSB/A  continues to describe  conditions as of the date of the Original Filing,  and the disclosures contained   herein  have  not  been  updated  to  reflect  events,   results  or developments  that have  occurred  after the  Original  Filing,  or to modify or update those  disclosures  affected by  subsequent  events.  Among other things, forward-looking  statements made in the Original Filing have not been revised to reflect events,  results or  developments  that have occurred or facts that have become  known  to us after  the  date of the  Original  Filing  (other  than the restatement),  and  such  forward-looking  statements  should  be read in  their historical context.  This Form 10-QSB/A should be read in conjunction with the Company's filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

INDEX

PART I.                      FINANCIAL INFORMATION…………………………………………….Page No.

Item 1.                      Financial Statements

Consolidated Balance Sheets
-March 31, 2007 (Unaudited) and December 31, 2006 (Audited)……..……..... 5

Consolidated Statements of Operations
-Three months ended March 31, 2007 and March 31, 2006 (Unaudited).... .… 6

Consolidated Statements of Cash Flows
-Three months ended March 31, 2007 and March 31, 2006 (Unaudited)…..... .7

Notes to Consolidated Financial Statements (Unaudited)………………..……8

Item 2.    Management's Discussion and Analysis of Financial
Condition and Results of Operations……………………………………....….... 9

Item 3.    Quantitative and Qualitative Disclosure About Market Risk …..................... 11

Item 4.    Controls and Procedures…………………………...………..................……..… 11

PART II.                OTHER INFORMATION …………………………………......…....……….…... 12

SIGNATURES ……………………………………………………...……….…….13

CERTIFICATIONS…………………………………………….………….……..Exhibits

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

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	March 31,	December 31,
	2007	2006

ASSETS

Current Assets:
Cash	$245,321	$30,981
Accounts receivable (net of allowance for doubtful accounts of
approximately $126,000 and $114,000, respectively)	8,718,255	10,008,186
Costs on uncompleted projects applicable to future billings	1,394,865	2,984,323
Inventory	415,769	378,439
Current portion of deferred tax asset	354,000	354,000
Prepaid expenses and other current assets, net	386,549	447,759

Total Current Assets	11,514,759	14,203,688

Property and equipment, net	3,506,348	3,216,781
Deferred tax asset	1,129,756	1,004,800
Other assets	39,898	44,898

Total Assets	$16,190,761	$18,470,167

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,360,294	$4,180,070
Outstanding checks in excess of bank balance	272,810	149,741
Billings in excess of costs and estimated profit
on uncompleted projects	568,847	796,438
Accrued expenses and other current liabilities	750,286	1,148,549
Accrued litigation defense reserve	392,770	400,000
Current portion of long-term debt	676,728	771,345

Total Current Liabilities	5,021,735	7,446,143

Long-term debt, net of current portion	2,310,435	2,128,193
Note payable to bank under line of credit	5,859,627	5,731,548

Total Liabilities	13,191,797	15,305,884

Shareholders' Equity:
Common stock, par value $.01 per share; authorized 20,000,000 shares; 11,748,704 shares issued and outstanding
as of March 31, 2007 and December 31, 2006, respectively	117,487	117,487
Additional paid-in capital	6,939,888	6,925,581
Accumulated deficit	(4,074,111)	(3,898,485)
Accumulated other comprehensive income	15,700	19,700

Total Shareholders' Equity	2,998,964	3,164,283

Total Liabilities and Shareholders' Equity	$16,190,761	$18,470,167

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	March 31,	March 31,
	2007	2006

Project revenue	$7,455,990	$7,851,240

Project costs	5,847,230	6,329,477

Gross margin	1,608,760	1,521,763

Operating expenses:
Payroll expense and related payroll taxes and benefits	799,932	601,850
Office Expense	143,587	135,589
Occupancy	186,690	149,367
Business Insurance	139,461	106,359
Professional Services	130,192	92,917
Equipment Expenses, net of usage credit	256,348	174,860
Other expenses	67,187	77,231
	1,723,397	1,338,173

Operating income (loss)	(114,637)	183,590

Other income and (expense):
Interest expense	(179,844)	(122,128)
Other, net	855	105
	(178,989)	(122,023)

Net income (loss) before income taxes	(293,626)	61,567

Income tax benefit (expense)	118,000	(25,000)

Net income (loss)	$(175,626)	$36,567

Earnings per common share:
Basic	$(0.015)	$0.003
Diluted	$(0.014)	$0.003

Weighted average shares outstanding:
Basic	11,748,704	11,745,371
Diluted	12,398,031	12,302,695

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	March 31,	March 31,
	2007	2006

Operating activities:
Net income (loss)	$(175,626)	$36,567
Adjustments to reconcile net loss to net cash
provided by operating activities:
Bad debt expense	21,958	32,954
Depreciation and amortization	167,474	143,608
Stock Compensation	-	17,763
Provision for deferred income taxes	(107,949)	31,754
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	1,267,973	(2,842,293)
Costs on uncompleted projects applicable to
future billings	1,589,458	284,547
Billings and estimated profit in excess of costs
on uncompleted contracts	(227,591)	543,643
Prepaid expenses, inventory and other assets	28,880	120,748
Accounts payable and accrued expenses	(2,225,269)	1,414,353
Net cash provided by (used in) operating activities	339,308	(216,356)

Investing activities:
Purchase of property and equipment	(457,041)	(166,910)
Net cash used in investing activities	(457,041)	(166,910)

Financing activities:
Outstanding checks in excess of bank balance	123,069	(22,004)
Proceeds from note payable to bank and current
and long-term borrowings, net of financing costs	4,422,677	2,469,529
Principal payments on current and long-term borrowings	(4,213,673)	(2,143,067)
Net cash provided by financing activities	332,073	304,458

Increase (decrease) in cash	214,340	(78,808)

Cash at beginning of period	30,981	90,928

Cash at end of period	$245,321	$12,120

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

2. Comprehensive Income

The components of comprehensive income (loss) were as follows:

	March 31, 2007	March 31, 2006

Net income (loss)	$(175,626)	$36,567

Other comprehensive income (loss): Change in fair value of cash flow hedge Net of income tax of $(2,700) in 2007 and $7,200 in 2006	(4,000)	10,700

Comprehensive income (loss)	$(179,626)	$47,267

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

6. Restatement

On March 31, 2008, the Company determined that the worker’s compensation liability and accounts payable recorded as of December 31, 2006 were understated by $205,000 and $36,000, respectively. As a result, the Company has restated its 2006 financial statements. Also, the worker’s compensation liability was understated by $205,000 and office expense was overstated by $36,000 for the three months March 31, 2007. The impact of these adjustments on the Company’s financial results as originally reported at March 31, 2007 and for the three months ended is summarized below:

	As Reported	As Restated
Current assets	$11,420,859	$11,514,759
Total assets	$16,110,561	$16,190,761
Current liabilities	$4,817,019	$5,021,735
Total liabilities	$12,987,081	$13,191,797
Accumulated deficit	$(3,949,595)	$(4,074,111)
Net loss	$(197,806)	$(175,626)
Basic earning per share	$(0.02)	$(0.01)
Diluted earning per share	$(0.02)	$(0.01)

PART I – FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007 the Company had cash of $245,321 compared to $30,981 at December 31, 2006.  The Company voluntarily applies all available cash in the Company’s operating account to pay down the Company’s note payable to bank under the line of credit.

At March 31, 2007, the Company had working capital of $6,493,024 compared to $6,757,545 at December 31, 2006, with a current ratio of 2.29 to 1 at March 31, 2007 and 1.91 to 1 at December 31, 2006.

For the three months ended March 31, 2007, the Company’s net cash provided by operations was $339,308 compared to net cash used in operations of $216,356 during the three months ended March 31, 2006.  The cash provided by operations for the three months ended March 31, 2007 was primarily a result of a net decrease in accounts receivable and costs on uncompleted projects applicable to future billings, partially offset by a decrease in accounts payable.

The Company’s net cash used in investing activities of $457,041 during the first three months of the year was attributable to the purchase of various field equipment.

The Company’s net cash provided by financing activities was $332,073, which was primarily due to the net proceeds from the Company’s long-term debt as a result of the financing of the cash used in investing activities.

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

During the first quarter of 2007, all principal payments on the Company’s debt were made within payment terms.

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

OPERATING EXPENSES

Operating expenses for the quarter ended March 31, 2007 increased 29% to $1,723,379 from $1,338,173 for the same period in 2006. Operating expenses as a percentage of revenues increased to 23% for the quarter ended March 31, 2007 from 17% in the same period in 2006.

When comparing the first quarter of 2007 to 2006, the increase in operating expenses is due to several items:

•
Payroll expense and related payroll taxes and benefits increased 33% to $799,932 from $601,850 in 2006.  The Company has hired several new project managers since the first quarter of 2006, and has experienced an increase in workers compensation rates paid.

•	Occupancy Expense increased 25% to $186,690 from $149,367 in 2006. This increase is primarily due to the new lease agreement entered into in the fourth quarter of 2006 in Massena, NY.
•	Business Insurance increased 31% to $139,461 from $106,359 in 2006. This increase in insurance expense is due to the increased size of the Company as well as additional coverage purchased.
•
Professional Services increased 40% to $130,192 from $92,917 in 2006.  This increase in professional service expense is primarily due to an increase in Board of Director fees due to an increase in the meeting attendance fee, and an increase in Legal fees due to a variety of legal services performed.

•
Equipment Expenses net of usage credit increased 47% to $256,348 from $174,860 in 2006.  Of this $81,488 increase, $52,287 related to higher fuel expense due primarily to higher fuel prices, and $25,952 related to higher depreciation expense due to equipment purchases made since the first quarter of 2006.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2007 increased 47% to $179,844 from $122,128 for the same period in 2006.  This increase is due to both an increase in the interest rates paid on the Company’s floating-rate debt as well as an increase in the principal balances owed.

NET INCOME (LOSS) BEFORE INCOME TAXES

Due to the factors discussed above, net loss before income taxes amounted to $293,626 for the three months ended March 31, 2007 compared to net income before income taxes of $61,567 for the same period in 2006.

INCOME TAX (EXPENSE) BENEFIT

The Company recorded income tax benefit of $118,000 for the quarter ended March 31, 2007 compared to an income tax expense of $25,000 for the same quarter in 2006.

NET INCOME (LOSS)

Net income (loss) for the quarter ended March 31, 2007 and 2006 was ($175,626) or ($.015) per share basic and ($.014) per share diluted, and $36,567, or $.003 per share basic and diluted, respectively.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

There were no material changes in the Company’s market risk or market risk strategies during the quarter ended March 31, 2007.

Item 4. – Controls and Procedures

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

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.
As indicated in the Explanatory Note above, the Company restated its December 31, 2006 financial statements and its quarterly financial statements as a result of the understatement of certain liabilities.  Except for this matter,  the  Company's  Chief  Executive  Officer and Chief Financial  Officer  determined that, as of the end of the period covered by this report,  these  controls and  procedures  are adequate and effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

Effective May 19, 2007 Jon S. Verbeck became the CFO.

Item 6. Exhibits and Reports on Form 8-K.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OP-TECH Environmental Services, Inc.
(Registrant)

Date: April 12, 2008                                          /s/ Charles B. Morgan
       Charles B. Morgan
            Chief Executive Officer

/s/ Jon S. Verbeck
 Jon S. Verbeck
                                 Treasurer and Chief Financial Officer