Form 10QSB/A
period 2007-06-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2008-04-16
CIK 858748

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-QSB/A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to_____

                                                                   Commission file number  0-19761

OP-TECH Environmental Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware                                                                                                                                   91-1528142
                                (State or other jurisdiction of                                                                                            (I.R.S. Employer Identification No.)
                                                                              incorporation or organization)

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

Large Accelerated filer ____Accelerated filer   ___ Non-accelerated filer __X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   _   or No _X_

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 10, 2007)  11,812,038

EXPLANATORY NOTE

RESTATEMENT OF FINANCIAL STATEMENTS

This  Amendment  No.  1 on  Form  10-QSB/A,  which  amends  and  restates  items identified below with respect to the Form 10-QSB, filed by Op-Tech Environmental Services, Inc. ("we" or "the Company") with the Securities and Exchange  Commission  (the "SEC") on August 25, 2007 (the "Original  Filing"),  is being filed to reflect the restatement of our financial statements for the three months ended June 30, 2007.

As previously  announced,  our management, on March 31, 2008, concluded that the Company's  previously filed financial statements as of December 31, 2006  should no longer be relied upon as a result of the  Company's  determination  that the worker’s compensation liabilities and accounts payable were understated by $205,000 and $36,000, respectively.  It was also determined that the worker’s compensation liability was understated by $205,000 and office expense was overstated by $36,000 for the quarters ended March 31, 2007 and June 30, 2007.  Authorized  officers of the Company discussed this matter with the Company's  independent public accounting firm who agreed that the Company's previously issued financial statements described above could not be relied upon and needed to be restated.

This Form  10-QSB/A  only  amends and  restates  certain  information  in Item 1 (Financial Statements and Notes to Consolidated Financial Statements), Item 2 (Management's  Discussion  And Analysis Of Financial Condition And Results Of Operations), and Item 4 (Controls and Procedures).  Except for the foregoing  amended and restated  information,  this Form  10-QSB/A  continues to describe  conditions as of the date of the Original Filing,  and the disclosures contained   herein  have  not  been  updated  to  reflect  events,   results  or developments  that have  occurred  after the  Original  Filing,  or to modify or update those  disclosures  affected by  subsequent  events.  Among other things, forward-looking  statements made in the Original Filing have not been revised to reflect events,  results or  developments  that have occurred or facts that have become  known  to us after  the  date of the  Original  Filing  (other  than the restatement),  and  such  forward-looking  statements  should  be read in  their historical context.  This Form 10-QSB/A should be read in conjunction with the Company's filings made with the SEC subsequent to the Original Filing, including any amendments to those filings

OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

INDEX

PART I.                      FINANCIAL INFORMATION                                                                           Page No.

Item 1.                      Financial Statements

Consolidated Balance Sheets
-June 30, 2007 (Unaudited) and December 31, 2006 (Audited)……….……..….... 5

Consolidated Statements of Operations
-Three months ended June 30, 2007 and June 30, 2006 (Unaudited)
-Six months ended June 30, 2007 and June 30, 2006 (Unaudited)…………...…....6

Consolidated Statements of Cash Flows
-Six months ended June 30, 2007 and June 30, 2006 (Unaudited)……….………. 7

Notes to Consolidated Financial Statements (Unaudited)…………………….......8

Item 2.    Management's Discussion and Analysis of Financial

PART II.                OTHER INFORMATION …………………….......…………………….…….….….. 13

SIGNATURES ………………………………………………………...…………...… 14

CERTIFICATIONS…………………………………………….………………….... Exhibits

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

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	June 30,	December 31,
	2007	2006

ASSETS

Current Assets:
Cash	$14,087	$30,981
Accounts receivable (net of allowance for doubtful accounts of
approximately $295,000 and $114,000, respectively)	10,178,849	10,008,186
Costs on uncompleted projects applicable to future billings	1,435,167	2,984,323
Inventory	402,862	378,439
Current portion of deferred tax asset	354,000	354,000
Prepaid expenses and other current assets, net	821,825	447,759

Total Current Assets	13,206,790	14,203,688

Property and equipment, net	3,602,115	3,216,781
Deferred tax asset	1,294,256	1,004,800
Other assets	39,898	44,898

Total Assets	$18,143,059	$18,470,167

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,652,280	$4,180,070
Outstanding checks in excess of bank balance	802,666	149,741
Billings in excess of costs and estimated profit
on uncompleted projects	1,351,372	796,438
Accrued expenses and other current liabilities	848,245	1,148,549
Accrued litigation defense reserve	391,638	400,000
Current portion of long-term debt	1,167,404	771,345

Total Current Liabilities	7,213,605	7,446,143

Long-term debt, net of current portion	2,154,590	2,128,193
Note payable to bank under line of credit	6,000,000	5,731,548

Total Liabilities	15,368,195	15,305,884

Shareholders' Equity:
Common stock, par value $.01 per share; authorized 20,000,000 shares; 11,812,038 and 11,748,704 shares issued and outstanding
as of June 30, 2007 and December 31, 2006, respectively	118,121	117,487
Additional paid-in capital	6,961,861	6,925,581
Accumulated deficit	(4,326,618)	(3,898,485)
Accumulated other comprehensive income	21,500	19,700

Total Shareholders' Equity	2,774,864	3,164,283

Total Liabilities and Shareholders' Equity	$18,143,059	$18,470,167

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Project revenue	$8,994,960	$7,106,271	$16,450,950	$14,957,511

Project costs	7,212,318	5,099,946	13,059,548	11,429,423

Gross margin	1,782,642	2,006,325	3,391,402	3,528,088

Operating expenses:
Payroll expense and related payroll taxes and benefits	937,993	635,637	1,737,925	1,237,487
Office Expense	178,256	143,510	321,843	279,099
Occupancy	166,311	132,773	353,001	282,140
Business Insurance	186,913	117,588	326,374	223,947
Professional Services	161,969	126,326	292,161	219,243
Equipment Expenses, net of usage credit	174,945	96,145	431,293	271,005
Other expenses	217,957	181,096	285,144	258,327
	2,024,344	1,433,075	3,747,741	2,771,248

Operating income (loss)	(241,702)	573,250	(356,339)	756,840

Other income and (expense):
Interest expense	(179,085)	(136,928)	(358,929)	(259,056)
Other, net	(120)	(1,255)	735	(1,150)
	(179,205)	(138,183)	(358,194)	(260,206)

Net income (loss) before income taxes	(420,907)	435,067	(714,533)	496,634

Income tax benefit (expense)	168,400	(172,800)	286,400	(197,800)

Net income (loss)	$(252,507)	$262,267	$(428,133)	$298,834

Earnings per common share:
Basic	$(0.02)	$0.02	$(0.04)	$0.03
Diluted	$(0.02)	$0.02	$(0.03)	$0.02

Weighted average shares outstanding:
Basic	11,799,372	11,745,371	11,774,039	11,745,371
Diluted	12,385,364	12,278,792	12,391,697	12,290,743

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	June 30,	June 30,
	2007	2006

Operating activities:
Net income (loss)	$(428,133)	$298,834
Adjustments to reconcile net loss to net cash
provided by operating activities:
Bad Debt expense	191,778	49,700
Depreciation and amortization	340,443	295,708
Stock Compensation	28,614	35,469
Provision for deferred income taxes	(289,456)	197,800
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	(362,441)	246,943
Costs on uncompleted projects applicable to
future billings	1,549,156	(616,788)
Billings and estimated profit in excess of costs
on uncompleted contracts	554,934	176,664
Prepaid expenses, inventory and other assets	(393,489)	85,435
Accounts payable and accrued expenses	(1,836,456)	(532,899)
Net cash provided by (used in) operating activities	(645,050)	236,866

Investing activities:
Purchase of property and equipment	(725,778)	(414,933)
Net cash used in investing activities	(725,778)	(414,933)

Financing activities:
Proceeds from issuance of common stock	8,300	-
Outstanding checks in excess of bank balance	652,925	(196,928)
Proceeds from note payable to bank and current
and long-term borrowings, net of financing costs	8,308,471	7,998,543
Principal payments on current and long-term borrowings	(7,615,763)	(7,683,380)
Net cash provided by financing activities	1,353,933	118,236

Decrease in cash	(16,894)	(59,832)

Cash at beginning of period	30,981	90,928

Cash at end of period	$14,087	$31,096

Non-cash item
Non-cash financing of insurance	$663,266	$507,472

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

2. Comprehensive Income

The components of comprehensive income (loss) were as follows:

	Six months ended		Three months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net income (loss)	$(428,133)	$298,834	$(252,507)	$262,267
Other comprehensive income (loss) Change in fair value of cash flow hedge Net of income tax of $1,200 and $3,900 in 2007 and $11,700 and $4,580 in 2006, respectively	1,743	17,570	5,800	6,870
Comprehensive income (loss)	$(426,390)	$316,404	$(246,707)	$269,137

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

6.  Restatement

On March 31, 2008, the Company determined that the worker’s compensation liability and accounts payable recorded as of December 31, 2006 were understated by $205,000 and $36,000, respectively. As a result, the Company has restated its 2006 financial statements. Also, the worker’s compensation liability was understated by $205,000 and office expense was overstated by $36,000 for the six months June 30, 2007. The impact of this adjustment on the Company’s financial results as originally reported at June 30, 2007 and for the six months ended is summarized below:

	As Reported	As Restated
Current assets	$13,112,890	$13,206,790
Total assets	$18,062,859	$18,143,059
Current liabilities	$7,800,889	$7,213,605
Total liabilities	$15,163,479	$15,368,195
Accumulated deficit	$(4,202,102)	$(4,326,618)
Year to date net income	$(450,313)	$(428,133)
Basic earning per share	$(0.04)	$(0.04)
Diluted earning per share	$(0.04)	$(0.03)

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

At June 30, 2007, the Company had working capital of $5,993,185 compared to $6,757,545 at December 31, 2006, with a current ratio of 1.82 to 1 at June 30, 2007 and 1.91 to 1 at December 31, 2006.

For the six months ended June 30, 2007, the Company’s net cash used by operations was $645,050 compared to net cash provided by operations of $236,866 during the six months ended June 30, 2006.  The cash used by operations for the six months ended June 30, 2007 was primarily a result of a net loss for the period and a decrease in accounts payable.

The Company’s net cash used in investing activities of $725,778 during the first six months of the year was attributable to the purchase of field equipment.

The Company’s net cash provided by financing activities was $1,353,933, which was primarily due to the net proceeds from the Company’s long-term debt as a result of the financing of the cash used in investing activities.

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

During the first six months of 2007, all principal payments on the Company’s debt were made within payment terms.

The Company expects, based on its operating results and the continued availability of its line of credit, that it will be able to meet obligations as they come due.

RESULTS OF OPERATIONS

 PROJECT REVENUE

The Company's project billings for the second quarter of 2007 increased 27% to $8,994,960 from $7,106,271 for the second quarter of 2006.  For the six-month period ended June 30, 2007 the Company’s billings have increased 10% to $16,450,950 from $14,957,511 for the same period in 2006.  The increase is attributed to the completion of several large disposal projects.

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

OPERATING EXPENSES

Operating expenses for the quarter ended June 30, 2007 increased 41% to $2,024,344 from $1,433,075 for the same period in 2006.  For the six-month period ended June 30, 2007, operating expenses increased 35% to $3,747,741 from $2,771,248 for the same period in 2006. Operating expenses as a percentage of revenues increased to 23% for the six months ended June 30, 2007 compared to 19% for the comparable period in 2006.

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

•
Office Expense increased 24% to $178,256 from $143,510 in 2006.  Of this $34,746 increase, approximately $7,000 is related to an increase in telephone expense due to an increase in the number of cellular telephones and $17,000 is related to increased office supplies expense.

•	Occupancy Expense increased 25% to $166,311 from $132,773 in 2006. This increase is primarily due to the new lease agreement entered into in the fourth quarter of 2006 in Massena, NY.
•
Business Insurance increased 59% to $186,913 from $117,588 in 2006.  This increase in insurance expense is due to the increased size of the Company as well as additional coverage purchased to mitigate risk.

•	Professional Services increased 28% to $161,969 from $126,326 in 2006. This increase in professional service expense is primarily due to an increase in human resource outsourcing and placement fees.
•
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

NET INCOME (LOSS) BEFORE INCOME TAXES

Net loss for the six months ended June 30, 2007 was ($714,533) compared to a net income of $496,634 for the six months ended June 30, 2006.

INCOME TAX (EXPENSE) BENEFIT

The Company recorded income tax benefit of $286,400 for the six months June 30, 2007 compared to an income tax expense of $197,800 for the same period in 2006.

NET INCOME (LOSS)

Net income (loss) for the six months ended June 30, 2007 and 2006 was ($428,133) or ($.04) per share basic and ($.03) per share diluted, and $298,834, or $0.03 per share basic and $0.02 per share diluted, respectively.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

There were no material changes in the Company’s market risk or market risk strategies during the quarter ended June 30, 2007.

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