Form 10QSB/A
period 2007-09-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2008-04-16
CIK 858748

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

RESTATEMENT OF FINANCIAL STATEMENTS

This  Amendment  No.  1 on  Form  10-QSB/A,  which  amends  and  restates  items identified below with respect to the Form 10-QSB, filed by Op-Tech Environmental Services, Inc. ("we" or "the Company") with the Securities and Exchange  Commission  (the "SEC") on November 14, 2007 (the "Original  Filing"),  is being filed to reflect the restatement of our financial statements for the three months ended September 30, 2007.

As previously  announced,  our management, on March 31, 2008, concluded that the Company's  previously filed financial statements as of December 31, 2006  should no longer be relied upon as a result of the  Company's  determination  that the worker’s compensation liabilities and accounts payable were understated by $205,000 and $36,000, respectively.  It was also determined that the worker’s compensation liability was understated by $205,000 and office expense was overstated by $36,000 for the quarters ended March 31, 2007, June 30, 2007, September 30, 2007.  Authorized  officers of the Company discussed this matter with the Company's  independent public accounting firm who agreed that the Company's previously issued financial statements described above could not be relied upon and needed to be restated.

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

INDEX

PART I.                      FINANCIAL INFORMATION                                                                             Page No.

   Item 1.                 Financial Statements

Consolidated Balance Sheets
-September 30, 2007 (Unaudited) and December 31, 2006 (Audited)……..................4

Consolidated Statements of Operations
-Three months ended September 30, 2007 and September 30, 2006 (Unaudited)
- Nine months ended September 30, 2007 and September 30, 2006 (Unaudited)…...5

Consolidated Statements of Cash Flows
-Nine months ended September 30, 2007 and September 30, 2006 (Unaudited)…....6

Notes to Consolidated Financial Statements (Unaudited)………………....................7

   Item 2.                 Management's Discussion and Analysis of Financial
Condition and Results of Operations……………………………............…………...…8

   Item 3.                 Quantitative and Qualitative Disclosure About Market Risk ………..........…….…...9

   Item 4.                 Controls and Procedures…………………………………….............……………….......9

PART II.                 OTHER INFORMATION ……………………………………...........…….....……….…10

                                SIGNATURES ………………………………………………............……...………..…...11

CERTIFICATIONS…………………………………………….............………………Exhibit

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

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	September 30,	December 31,
	2007	2006

ASSETS

Current Assets:
Cash	$68,656	$30,981
Accounts receivable (net of allowance for doubtful accounts of
approximately $298,000 and $114,000, respectively)	7,343,920	10,008,186
Costs on uncompleted projects applicable to future billings	1,856,360	2,984,323
Inventory	416,848	378,439
Current portion of deferred tax asset	354,000	354,000
Prepaid expenses and other current assets, net	622,831	447,759

Total Current Assets	10,662,615	14,203,688

Property and equipment, net	3,403,224	3,216,781
Deferred tax asset	1,208,670	1,004,800
Other assets	13,961	44,898

Total Assets	$15,288,470	$18,470,167

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,301,081	$4,180,070
Outstanding checks in excess of bank balance	-	149,741
Billings in excess of costs and estimated profit
on uncompleted projects	994,736	796,438
Accrued expenses and other current liabilities	1,059,325	1,148,549
Accrued litigation defense reserve	357,997	400,000
Current portion of long-term debt	989,354	771,345

Total Current Liabilities	5,702,493	7,446,143

Long-term debt, net of current portion	2,011,800	2,128,193
Note payable to bank under line of credit	4,636,701	5,731,548

Total Liabilities	12,350,994	15,305,884

Shareholders' Equity:
Common stock, par value $.01 per share; authorized 20,000,000 shares; 11,937,039 and 11,748,704 shares issued and outstanding
as of September 30, 2007 and December 31, 2006, respectively	119,371	117,487
Additional paid-in capital	6,991,418	6,925,581
Accumulated deficit	(4,179,413)	(3,898,485)
Accumulated other comprehensive income	6,100	19,700

Total Shareholders' Equity	2,937,476	3,164,283

Total Liabilities and Shareholders' Equity	$15,288,470	$18,470,167

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Project revenue	$8,109,003	$8,235,199	$24,559,953	$23,192,710

Project costs	5,796,063	6,388,227	18,855,611	17,817,650

Gross margin	2,312,940	1,846,972	5,704,342	5,375,060

Operating expenses:
Payroll expense and related payroll taxes and benefits	977,174	683,961	2,715,099	1,921,448
Office Expense	147,456	154,620	469,299	433,719
Occupancy	161,837	140,045	514,838	422,185
Business Insurance	163,570	143,422	489,944	367,369
Professional Services	149,090	145,334	441,251	364,577
Equipment Expense, net of usage credit	253,173	121,582	684,466	392,587
Litigation Defense Reserve	-	80,000	-	80,000
Provision for Impairment of Land and Buildings Held for Sale	-	150,000	-	150,000
Other expenses	70,368	83,307	355,512	389,375
	1,922,668	1,750,012	5,670,409	4,521,260

Operating income (loss)	390,272	96,960	33,933	853,800

Other income and (expense):
Interest expense	(145,784)	(155,855)	(504,713)	(414,911)
Other, net	817	(2,237)	1,552	(3,387)
	(144,967)	(158,092)	(503,161)	(418,298)

Net income (loss) before income taxes	245,305	(61,132)	(469,228)	435,502

Income tax benefit (expense)	(98,100)	22,900	188,300	(174,900)

Net income (loss)	$147,205	$(38,232)	$(280,928)	$260,602

Earnings per common share:
Basic	$0.012	$(0.003)	$(0.024)	$0.022
Diluted	$0.012	$(0.003)	$(0.023)	$0.021

Weighted average shares outstanding:
Basic	11,860,650	11,746,494	11,911,576	11,745,750
Diluted	12,321,642	11,746,494	12,477,012	12,299,880

The accompanying notes are an integral part of the financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	September 30,	September 30,
	2007	2006

Operating activities:
Net income (loss)	$(280,928)	$260,602
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Bad debt expense	228,089	67,644
Depreciation and amortization	563,412	451,271
Stock Compensation	51,221	53,175
Provision for deferred income taxes	(188,300)	174,900
Provision for impairment of land and buildings held for sale	-	150,000
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	2,436,177	(1,895,099)
Costs on uncompleted projects applicable to
future billings	1,127,963	(781,304)
Billings and estimated profit in excess of costs
on uncompleted contracts	198,298	(23,963)
Prepaid expenses, inventory and other assets	480,722	136,887
Accrued litigation defense reserve	(42,003)	80,000
Accounts payable and accrued expenses	(1,968,213)	545,810
Net cash provided by (used in) operating activities	2,606,438	(780,077)

Investing activities:
Purchase of property and equipment	(749,856)	(738,952)
Net cash used in investing activities	(749,856)	(738,952)

Financing activities:
Proceeds from issuance of common stock	16,500	200
Outstanding checks in excess of bank balance	(149,741)	(15,083)
Proceeds from note payable to bank and current
and long-term borrowings, net of financing costs	11,429,813	11,596,973
Principal payments on current and long-term borrowings	(13,115,478)	(10,143,064)
Net cash provided by (used in) financing activities	(1,818,907)	1,439,027

Increase (decrease) in cash	37,675	(80,003)

Cash at beginning of period	30,981	90,928

Cash at end of period	$68,656	$10,925

Equipment purchased through bank and other financing sources	$-	$-
Non-cash financing of insurance	$663,266	$507,472

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

2. Comprehensive Income

The components of comprehensive income (loss) were as follows:

	Nine months ended		Three months ended
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006

Net income (loss)	(280,928)	$260,602	155,512	(38,232)

Other comprehensive income (loss):
Change in fair value of cash flow hedge
Net of income tax of $(9,100) and $(10,300)
in 2007 and $3,100 and $(8,600) in
2006, respectively	(13,600)	4,660	(15,400)	(12,900)

Comprehensive income (loss)	$(294,528)	$265,262	140,112	$(51,132)

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

6.  Restatement

On March 31, 2008, the Company determined that the worker’s compensation liability and accounts payable recorded as of December 31, 2006 were understated by $205,000 and $36,000, respectively. As a result, the Company has restated its 2006 financial statements. Also, the worker’s compensation liability was understated by $205,000 and office expense was overstated by $36,000 for the nine months September 30, 2007. The impact of this adjustment on the Company’s financial results as originally reported at September 30, 2007 and for the nine months then ended is summarized below:

	As Reported	As Restated

Current assets	$10,568,715	$10,662,615

Total assets	$15,208,270	$15,288,470

Current liabilities	$5,497,777	$5,702,493

Total liabilities	$12,146,278	$12,350,994

Accumulated deficit	$(4,054,897)	$(4,179,413)

Year to date net income	$(303,108)	$(280,928)

Basic earning per share	$(0.03)	$(0.02)

Diluted earning per share	$(0.02)	$(0.02)

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

At September 30, 2007, the Company had working capital of $4,160,122 compared to $6,757,545 at December 31, 2006, with a current ratio of 1.87 to 1 at September 30, 2007 and 1.91 to 1 at December 31, 2006.

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

The company’s net cash used in financing activities was $1,818,907 which was primarily due to principal payments of long-term debt and reductions in the note payable to the bank.

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

OPERATING EXPENSES

Operating expenses for the quarter ended September 30, 2007 increased 10% to $1,922,668 from $1,750,012 for the same period in 2006.  For the nine-month period ended September 30, 2007, operating expenses increased 25% to $5,670,409 from $4,521,260 for the same period in 2006.

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

NET INCOME (LOSS) BEFORE INCOME TAXES

Net loss for the nine months ended September 30, 2007 was ($469,228) compared to a net income of $435,502 for the nine months ended September 30, 2006.

INCOME TAX (EXPENSE) BENEFIT

The Company recorded income tax benefit of $188,300 for the nine months September 30, 2007 compared to an income tax expense of $174,900 for the same period in 2006.

NET INCOME (LOSS)

Net loss for the nine months ended September 30, 2007 was ($280,928), or ($.024) per share basic and ($.023) per share diluted compared to net income $260,602, or $0.022 per share basic and $0.021 per share diluted, for the nine months ended September 30, 2006.

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