Form 10KSB/A
period 2006-12-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2008-04-17
CIK 858748

Securities and Exchange Commission
Washington, DC 20549

FORM 10-KSB/A

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

Large accelerated filer [   ]   Accelerated filer [   ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] or No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrants most recently completed fiscal quarter: $8,811,528

Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of March 5, 2007.  Common stock, $.01 par value: 11,748,704

EXPLANATORY NOTE

RESTATEMENT OF FINANCIAL STATEMENTS

This  Amendment  No.  1 on  Form  10-KSB/A,  which  amends  and  restates  items identified below with respect to the Form 10-KSB, filed by Op-Tech Environmental Services, Inc. ("we" or "the Company") with the Securities and Exchange  Commission  (the "SEC") on March 23, 2007 (the "Original  Filing"),  is being filed to reflect the restatement of our financial statements for the fiscal year ended December 31, 2006.

As previously  announced,  our management, on March 31, 2008, concluded that the Company's  previously filed financial statements as of December 31, 2006  should no longer be relied upon as a result of the  Company's  determination  that the worker’s compensation liabilities and accounts payable were understated by $205,000 and $36,000, respectively.  Authorized  officers of the Company discussed this matter with the Company's  independent public accounting firm who agreed that the Company's previously issued financial statements described above could not be relied upon and needed to be restated.  See "Note 15 - Restatement" in the Notes to Financial  Statements  for further  details.  This Form 10-KB/A also amends the disclosure under “Item 9a. Controls and Procedure” in the Original Filing.

This Form  10-KSB/A  only  amends and  restates  certain  information  in Item 6  (Selected Financial Data), Item 7 (Management's  Discussion  And Analysis Of Financial Condition And Results Of Operations),  Item 9a ( Controls and Procedures), Item 15 (Financial  Statements), and such  amendment and  restatement  with respect to Items 6 and 15 only reflect the restatement of the financial  statements as described above.  Except for the foregoing  amended and restated  information,  this Form  10-KSB/A  continues to describe  conditions as of the date of the Original Filing,  and the disclosures contained   herein  have  not  been  updated  to  reflect  events,   results  or developments  that have  occurred  after the  Original  Filing,  or to modify or update those  disclosures  affected by  subsequent  events.  Among other things, forward-looking  statements made in the Original Filing have not been revised to reflect events,  results or  developments  that have occurred or facts that have become  known  to us after  the  date of the  Original  Filing  (other  than the restatement),  and  such  forward-looking  statements  should  be read in  their historical context.  This Form 10-KSB/A should be read in conjunction with the Company's filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

In December 2004, the Company’s wholly-owned subsidiary, OP-TECH AVIX, Inc., became inactive.  The subsidiary is no longer pursuing a separate line of business and the Company now operates in only one business segment.

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

Superfund Act.  The Comprehensive Environmental Response Compensation and Liability Act of 1980 (“Superfund Act”) generally addresses clean-up of inactive sites at which hazardous waste treatment, storage, or disposal took place.  The Superfund Act assigns joint and several liability for cost of clean-up and damages to natural resources to any person who, currently, or at the time of disposal of a hazardous substance who by contract, agreement, or otherwise arranged for disposal or treatment, or arranged with a transporter for transport of hazardous substances owned or possessed by such person for disposal or treatment;  and to any person who accepts hazardous substances for transport to disposal or treatment facilities or sites from which there is a release or threatened release.  Among other things, the Superfund Act authorized the federal government either to clean up these sites itself or to order persons responsible for the situation to do so.  The Superfund Act created a fund, financed primarily from taxes on oil and certain chemicals, to be used by the federal government to pay for the clean-up efforts.  Where the federal government expends money for remedial activities, it may seek reimbursement from the Potentially Responsible Parties (“PRPs”).

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

Customers

The Company’s client base includes state agencies, industrial companies, railroads, real estate developers, auto parts manufacturers, aluminum producers, utility companies, waste disposal firms, municipalities, and engineering firms.  During 2006, the Company performed services for approximately 900 clients.  These projects were substantially all short-term (three months or less) in nature.  The largest business segment for the each of the years ended December 31, 2006, 2005, and 2004 was Emergency Spill Response services.  Emergency Spill Response accounted for 21%, 33% and 33% of the Company’s revenues for the years ended December 31, 2006, 2005, and 2004, respectively.

During 2006, the Company had project revenue of approximately $8,509,000 related to several contracts with the New York State Department of Environmental Conservation, which totaled approximately 24% of the Company’s revenues.  The spill response and remediation contracts with the New York State Department of Environmental Conservation expire in November 2008.  The loss of this project revenue could have a material adverse effect on the Company.

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

Sales to one customer, the New York State Department of Environmental Conservation (“NYS DEC”) accounted for 24%, 28% and 33% of the Company’s revenues for the years ended December 31, 2006, 2005 and 2004, respectively.  The Company’s Spill Response and Remediation contracts with the NYS DEC expire in November 2008.  The loss of the NYS DEC contract after November 2008 could have an adverse effect on the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual shareholders meeting on May 4, 2006.  The shareholders voted on the ratification of Dannible & McKee, LLP as the Company’s auditors, and the election of seven directors.  The following votes were cast for each:

		For	Against
Ratification of Dannible & McKee, LLP as
the Company’s auditors		6,141,349	-0-

Election of Directors:
Robert J. Berger	Director	6,141,349	-0-
Richard L. Elander	Director	6,141,349	-0-
Cornelius B. Murphy, Jr.	Director	6,141,349	0-
Steven A. Sanders	Director	6,141,349	-0-
George W. Lee	Director	6,141,349	-0-
Richard Messina	Director	6,141,349	-0-
Richard Jacobson	Director	6,141,349	-0-

There were no other matters submitted to a vote of the Company’s shareholders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	The shares of the Company’s common stock are listed on the Over the Counter Bulletin Board under the symbol OTES.

The high and low closing bid prices for the shares of the Company’s common stock were as follows:

Quarter Ended	High Bid	Low Bid

March 31, 2005	$0.75	$0.55
June 30, 2005	$0.75	$0.46
September 30, 2005	$0.75	$0.45
December 31, 2005	$0.45	$0.28
March 31, 2006	$0.50	$0.36
June 30, 2006	$0.50	$0.35
September 30, 2006	$0.85	$0.29
December 31, 2006 First quarter through	$0.75	$0.50

March 5, 2007	$0.75	$0.75

The aforementioned prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

(b)	At March 5, 2007, there were approximately 197 holders of record of the Company’s common stock.

(c)	The Company has never paid any dividends.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by security holders	1,143,998	$0.18	95,002
Equity compensation plans not approved by security holders	-	-	-
Total	1,143,998	$0.18	95,002

(1) As of March 5, 2007.

ITEM 6. SELECTED FINANCIAL DATA

Statement of Operations Data
	Year Ended December 31
	2006	2005	2004	2003	2002

Project Billings	$35,069,989	$21,784,096	$18,170,103	$15,037,888	$15,093,052
Net Income (loss)	$207,973	$(145,744)	$200,086	$1,959,031	$553,666
Net Income (loss) per Share
- Basic	.02	$(.01)	$.02	$.13	$.04
- Diluted	.02	(.01)	$.02	$.12	$.04

In 2006 the Company recorded compensation expense of $68,613 in conjunction with the adoption of Financial Accounting Standards Board Statement No. 123R “Share Based Payment”.

Balance Sheet Data

	As of December 31
	2006	2005	2004	2003	2002

Total Assets	$18,470,167	$13,185,755	$12,241,068	$9,124,305	$8,130,139
Long-Term Obligations	$7,859,741	$6,024,691	$5,366,959	$4,156,356	$3,570,103

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

At December 31, 2006, the Company had working capital of $6,757,545 compared to working capital of $3,927,136 at December 31, 2005.  The Company had a current ratio of approximately 1.91 to 1 at the end of 2006 compared to 1.92 to 1 at the end of 2005.

Cash used in operating activities during 2006 was $1,149,460 compared to $568,200 during 2005.  The increase in cash used in operating activities in 2006 was mainly attributable to a net increase in accounts receivable due to an increase in project volume.

The Company’s net cash used in investing activities of $339,786 during 2006 was attributable to the purchase of various field and office equipment offset by proceeds from the sale of property.

Cash provided by financing activities of $1,429,299 in 2006 was primarily due to the timing of pay downs and cash advances on the Company’s line of credit, as was necessitated by the net cash used in operating and investing activities.

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

During 2006, all principal payments on the Company’s debt were made within payment terms.

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

CONTRACTUAL OBLIGATIONS

The Company’s estimated future payments as of December 31, 2006 related to its material debt and other certain contractual obligations and the timing of those payments are set forth below.  Since many of these payment amounts are not fixed, the amounts in the table are solely estimates and the actual amounts may be different.

	Payments Due By Period:
Contractual Obligations	Total	Less than one year	2 – 3 years	4 – 5 years	More than 5 years
Long-term debt (1)	$2,899,538	$771,345	$1,121,755	$880,760	$125,678
Note payable to bank under line of credit (2)	5,731,548	-	5,731,548	-	-
Interest Expense (3)	1,345,767	726,612	517,537	92,534	9,084
Operating leases (4)	1,542,263	510,063	619,864	389,836	22,500

Total	$11,519,116	$2,008,020	$7,990,704	$1,363,130	$157,262

1.	Long-term debt represents term loans payable that mature at various dates through August 2013. Long-term debt includes scheduled maturities but excludes interest payments.

2.
Note payable to bank under line of credit includes the scheduled maturity on July 1, 2008, but excludes variable-rate interest payments.  The scheduled maturity does not consider the Company’s ability to draw or pay down the line of credit facility prior to the maturity date, or the possibility that the maturity date may be extended by negotiations with the lender.

3.
Interest expense represents all interest that will become payable on the Company’s fixed and floating rate long-term debt obligations.  Interest expense assumes that the prime rate remains at the current rate of 8.25% and that the Company’s working capital line of credit remains at $6,000,000 and is paid on its maturity date of July 1, 2008.

4.           Operating leases represent office facilities and various field equipment leased under non-cancelable operating leases expiring at various dates through 2012.

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

Net Income

Net Income for the year ended December 31, 2006 was $207 973 or $.02 per share basic and $.02 per share diluted compared to net loss of $145,744, or $.01 per share basic and diluted, for the year ended December 31, 2005.

2005 COMPARED TO 2004

Revenues

During the year ended December 31, 2005, the Company’s revenues increased 20% to $21,784,096 as compared to $18,170,103 for the year ended December 31, 2004.  The increase in revenue is due to several factors. Revenues from New York State Department of Environmental Conservation (“NYSDEC”) increased approximately $2,202,000.  The increased revenue from NYSDEC is primarily due to one large remediation project in Buffalo, NY that earned approximately $2,377,000 in revenue.  In addition, total revenue generated from smaller projects increased as well.  Seven of the nine branch offices experienced higher revenue in 2005 than in 2004.

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

Selling, General, and Administrative Expenses

During the year ended December 31, 2005, selling, general, and administrative (“SG&A”) expenses increased 20% to $5,107,218 compared to $4,248,611 reported for the previous year.  SG&A expenses were approximately 23% of project revenue for the years ended December 31, 2005 and December 31, 2004.

When comparing 2005 to 2004, the overall increase in operating expenses is due to several factors:

•	Business insurance increased 22% to $403,186. The increase in insurance expense is due to the continuing increase in premiums in the insurance market.

•	Fuel expense increased 36% to $646,816. The increase in fuel expense is due to significantly higher fuel prices, additional pieces of equipment, and higher utilization of the Company’s equipment.

•
Occupancy expense increased 25% to $493,332.  The increase in occupancy expense is attributable to new leases entered into for an additional space in Waverly, NY and a larger office in Edison, NJ.  In addition, heating costs were significantly higher in 2005.

•
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

Interest Expense

Interest expense increased 51% to $384,240 in 2005 compared to $253,854 in 2004.  The increase in interest expense was primarily due to an increase in the rates paid on the Company’s floating rate debt that is tied to changes in the prime rate.  The prime rate increased from 5.25% at December 31, 2004 to 7.25% at December 31, 2005.  In addition, the average outstanding balance on the revolving loan and long-term debt increased when comparing the year ended December 31, 2005 with the same period in 2004.

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

ITEM 9a – CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures.
As of the end of the period covering this Form 10-K, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures”. OP-TECH conducted this evaluation under the supervision and with the participation of management, including our Chief Executive Officer Chief Financial Officer.

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

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.
As indicated in the Explanatory Note above, the Company restated its December 31, 2006 financial statements as a result of the understatement of certain liabilities.  Except for this matter,  the  Company's  Chief  Executive  Officer and Chief Financial  Officer  determined that, as of the end of the period covered by this report,  these  controls and  procedures  are adequate and effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings.

(b) Changes in Internal Controls.
There have been no changes in OP-TECH’s internal controls over financial reporting during the last fiscal quarter of 2006 that has materially affected or is reasonably likely to affect the Company’s internal control over financial reporting.

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

The Committee recommended to the Board of Directors the appointment of Dannible & McKee, LLP as the Company’s independent accountants for the year 2006, as ratified by shareholders.  The Company’s independent accountants provided to the Committee the written disclosure required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm’s independence.

Management represented to the Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles.  The Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants.  The Committee discussed with the independent accountants matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees) as currently in effect.  Based on these discussions and reviews, the Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for filing with the Securities and Exchange Commission.

The Committee does not have a financial expert.  Due to the small size of the Company and lack of financial complexity, the Committee does not anticipate adding a financial expert.

REPORT OF AUDIT COMMITTEE

The Audit Committee reviews the company’s financial reporting process on behalf of the Board.  Management has the primary responsibility for establishing and maintaining adequate internal financial controllership, for preparing the financial statements and for the public reporting process.  Dannible & McKee, LLP, our company’s independent auditor for 2006, is responsible for expressing an opinion on the conformity of the company’s audited financial statements with generally accepted accounting principles.

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

Cornelius Murphy, PhD (Chairman)
Richard Elander
George Lee

EXECUTIVE OFFICERS OF THE COMPANY

Name	Age	Position Held
Charles B. Morgan	53	Chief Executive Officer
Christopher J. Polimino	41	President
Douglas R. Lee	36	Chief Financial Officer & Treasurer

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

Mr. Lee was named Chief Financial Officer (“CFO”) in August 2002 and Treasurer in December 2001, and has been Controller of the Company since March 2001.  Mr. Lee is an inactive Certified Public Accountant in New York State.  He previously worked as an Auditor for a public accounting firm from 1993 to 1999, and as Controller for a manufacturing and retail company from 1999 to February 2001.

CODE OF ETHICS FOR SENIOR OFFICERS

The Company has adopted a code of ethics that applies to its senior executive and financial officers.  The Code of Ethics for senior officers is included in Exhibit 14.

ITEM 11. EXECUTIVE COMPENSATION

A. Introduction

The executive officer compensation information in this section is presented in a new format this year as required by revised executive compensation disclosure rules adopted by the Securities and Exchange Commission (“SEC”) in August 2006. The new format includes a Compensation Discussion and Analysis or “CD&A” section that explains the Company’s executive officer compensation policy, the material elements of the compensation paid to the Company’s executive officers under the policy and how the Company determined the amount paid.

Several disclosure tables follow the CD&A. The first table, the Summary Compensation Table, provides a summary of the total compensation earned by the Company’s principal executive officer, principal financial officer and the most highly compensated executive officers other than the principal executive officer and principal financial officer (the “named executives”). The tables following the Summary Compensation Table provide additional information about the elements of compensation presented in the Summary Compensation Table.

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

All named executives signed employment agreements (the “Agreements”) on January 1, 2005.  The Agreements were approved by the Board of Directors who were acting as the Compensation Committee prior to the formation of the Compensation Committee.  The original term of the Agreements was through December 31, 2005, however the term was subsequently renewed through March 31, 2007.  The Agreements stipulate that they shall be automatically renewed on a year-to-year basis unless either party elects not to renew the Agreement upon not less than thirty (30) days written notice to the other, given prior to the end of the renewal term.

The Company elected not to renew the Agreements of all named executives by notice given on February 27, 2007.  Therefore, the Agreements will terminate on March 31, 2007.  Replacement Agreements which were approved by the Compensation Committee have been presented to all named executives.  Mr. Morgan signed a Replacement Agreement (the “Replacement Agreement”) on March 13, 2007.  As of March 23, 2007, Mr. Polimino and Mr. Lee have not signed Replacement Agreements.

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

The severance amount shall include the following:
•	Executive’s full base salary through the date of termination at the rate in effect at the time the notice of termination was given.
•
In lieu of any further salary payments to Executive for periods subsequent to the date of termination, a lump sum cash payment amount that differs for each named executive.  See table below under the heading “Gross Change of Control Benefit”.

•
A lump sum cash payment equal to one times the amount of matching contribution paid by the Company for the 401(k) Plan for the benefit of the named executive during the calendar year immediately preceding the executive’s date of termination.  See table below under the heading “401(k) Matching Contribution”.

•
All legal fees and expenses incurred by the executive as a result of such termination, including all such fees and expenses incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement, provided that the Executive is the prevailing party in such proceedings.

•
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

All of the agreements provide that if any benefits to be provided under the agreements would cause any payments or benefits to be considered “parachute payments” that would be nondeductible by the Company under Section 280G of the Code, the payments or benefits will be reduced to the maximum permissible deductible amount under Code Section 280G. Section 280G of the Code defines “parachute payments” as payments which (i) are compensatory in nature, (ii) are made to or for the benefit of a shareholder, officer or highly compensated individual, (iii) are contingent on a change in ownership or effective control (or change in ownership of a substantial portion of assets) of a corporation, and (iv) together with other parachute payments have an aggregate present value of at least 3 times the average annual compensation earned by the recipient of the payment over the 5 years preceding the date of the change in control.

The following table shows the cash amounts that would be payable to Mr. Polimino and Mr. Lee if replacement agreements are not agreed to and a change of control of the Company occurs on or before March 31, 2008.

	Gross Change of Control Benefit Payable under the Agreements	401(k) Matching Contribution	Total
Mr. Polimino	$643,500	$2,868	$646,368
Mr. Lee	$214,800	$1,464	$216,264

Proposed Replacement Agreements have been presented to Mr. Lee and Mr. Polimino. As of March 23, 2007 these proposed replacement agreements are being negotiated and have not been finalized, and there is no assurance as to whether the replacement agreements will be agreed to.

Mr. Morgan signed a Replacement Agreement on March 13, 2007.  The term of the Replacement Agreement runs through March 30, 2008.  Under the Replacement Agreement, if seventy-five percent (75%) of the common stock or assets of the Company is sold, Mr. Morgan and Mr. Polimino, who has not signed this Replacement agreement as of March 23, 2007, shall be entitled to a sale fee.  The sale fee shall be based on the total common stock value or total asset value in the case of an asset sale.  The value, which shall be finally determined by the Board of Directors, shall not include debt, holdbacks, escrow funds, earn-outs or similar items.  The sale fee will be determined on a sliding scale, and the amounts of portions of this sale fee to be distributed to any other Company employee will be at the discretion of Mr. Morgan and Mr. Polimino and subject to the final approval of the Board of Directors.  The sale fee will make up the total compensation to all employees of the Company in the event of a sale of the Company.

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

E. Executive Officer Compensation Disclosure Tables

Summary Compensation Table

Name and Principal Position(s) (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (1) (f)	Change in Pension value and Nonqualified Deferred Compensation Earnings (h)	All Other Compensation ($) (2) (i)	Total ($) (j)
Christopher J. Polimino	2006	$191,200	$17,500	$0	$16,000	$0	$2,868	$227,568
President	2005	$185,000	$0	$0	$0	$0	$2,775	$187,775
	2004	$175,000	$0	$0	$0	$0	$2,625	$177,625
Charles B. Morgan	2006	$148,500	$17,500	$0	$11,666	$0	$2,228	$179,894
Chief Executive Officer	2005	$145,000	$0	$0	$0	$0	$2,175	$147,175
	2004	$140,000	$0	$0	$0	$0	$2,100	$142,100
Douglas R. Lee	2006	$80,000	$10,000	$0	$11,666	$0	$1,200	$102,866
Chief Financial Officer	2005	$73,200	$0	$0	$0	$0	$1,098	$74,298
and Treasurer	2004	$69,000	$0	$0	$0	$0	$1,035	$70,035

(1) See relevant SFAS No. 123R assumptions in Note 2 of the Consolidated Financial Statements.

(2) Amounts represent the Company’s matching contribution to the named executive’s 401(k) account.  The aggregate value of the perquisites do not exceed $10,000 for any of the named executives.

Column g, Non-Equity Incentive Plan Compensation, is not applicable and is omitted.

Grants of Plan-Based Awards Table

Grants of plan-based awards table is not included since the Company did not grant any plan-based awards in 2006.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)		Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)
Mr. Polimino	25,000	0	$0.06	05/21/12	(1)	0	0
	100,000	0	$0.15	11/19/13	(2)
	20,000	40,000	$0.40	01/26/15	(3)

Mr. Morgan	16,667	0	$0.06	05/21/12		0	0
	33,333	0	$0.15	11/19/13
	16,667	33,333	$0.40	01/26/15

Mr. Lee	13,334	0	$0.06	05/21/12		0	0
	50,000	0	$0.15	11/19/13
	16,667	33,333	$0.40	01/26/15

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

Director Compensation Table

The following table summarizes the compensation paid to the Chairman and each nonemployee director for his or her service to the Board and its committees during 2006:

Name (a)	Fees Earned or Paid in Cash ($) (b) (1)	Option Awards ($) (d) (2)	All Other Compensation ($) (g)	Total ($) (h)
Robert J. Berger	$4,000	$1,833	$0	$5,833
Richard Messina	$0	$0	$0	$0
Richard L. Elander	$5,000	$1,833	$0	$6,833
Cornelius B. Murphy, Jr.	$5,000	$1,833	$0	$6,833
Steven A. Sanders	$4,000	$1,833	$0	$5,833
George W. Lee	$5,000	$2,166	$0	$7,166
Richard Jacobson	$4,000	$0	$0	$4,000

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

Richard Messina (Chairman)
Robert Berger
Cornelius Murphy, Jr.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the company’s common stock at February 1, 2007 by persons who, to the knowledge of the Board of Directors, beneficially own more than five percent of the outstanding shares of common stock of the Corporation.

All voting power of the Corporation is vested in its common stock.  As of the close of business on February 1, 2007, 11,748,704 shares of common stock par value $.01 per share were outstanding.  Each share of common stock is entitled to one vote.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)	Percentage of Class (1)
	4,208,451(2) (3)	33%
Richard Messina 40 Fulton Street, 19th Floor New York, NY 10038

Robert Berger 121 Shirley Rd. Syracuse, NY 13224	1,171,667 (4)	9%

Jurg Walker 3 Avenue De La Costa Monaco 98000	1,000,000	8%

Kevin Eldred 1007 Overlook Terrace Cazenovia, NY 13035	835,000	7%

(1)
Based upon the sum of (a) 11,748,704 shares of common stock outstanding, (b) 706,016 outstanding, unexercised options to purchase shares pursuant to the 2002 Stock Option Plan, and (c) warrants to purchase 480,000 shares issued to Summit Capital Associates, Inc.

(2)	All shareholder’s directly or beneficially own all shares except for Mr. Messina who owns 1,343,933 shares directly and 2,864,518 shares indirectly.

(3)	Includes 480,000 shares issuable upon the exercise of warrants to purchase common stock issued to Summit Capital Associates, Inc.

(4)	Includes options to purchase 13,333 shares of Common Stock.

The following table sets forth certain information furnished to the Company regarding the beneficial ownership of the Company’s common stock at February 1, 2007 by each director and nominee for election as director and each elective officer. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (3) (4)
		Percentage of Class

Richard Messina (1)	4,208,451	33%

Robert J. Berger (1)	1,171,667	9%

Richard L. Elander (1)	429,565	3%

Steven A. Sanders (1)	45,352	<1%

Cornelius B.Murphy, Jr. (1)	21,424	<1%

George W. Lee (1)	186,666	1%

Richard Jacobson (1)	-0-	0%

Christopher J. Polimino (2)	295,454	2%

Charles Morgan (2)	200,000	1%

Douglas R. Lee (2)	140,000	<1%

All Directors as a Group (7 persons)	6,063,125	47%

(1)	Director
(2)	Officer
(3)	Includes unexercised options to purchase shares of common stock:
• Mr. Berger	13,333
• Mr. Elander	10,000
• Mr. Sanders	13,333
• Mr. Murphy	10,000
• Mr. Polimino	185,000
• Mr. GW Lee	16,667
• Mr. Morgan	100,000
• Mr. DR Lee	113,334

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees billed by Dannible & McKee, LLP, the Company’s principal accountants in the aggregate for each of the last two years were as follows:

	2006	2005
Audit Fees	$ 34,500	$ 31,000
Audit Related Fees	$ 27,750	$ 0
Tax Fees	$ 12,975	$ 14,750

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
Consolidated Statements of Shareholders’ Equity for
the years ended December 31, 2006, 2005, and 2004                                                  F-5
Consolidated Statements of Cash Flows for the years ended
December 31, 2006, 2005, and 2004                                                                                               F-6
Notes to Consolidated Financial Statements                                                                              F-7

(2)	Schedule II, Valuation and Qualifying Accounts for the Years
Ended 2006, 2005, and 2004                                                                                                            F-12

All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the Financial Statements or notes thereto.

(b)           Exhibits

10.1	Stock Option Plan - Incorporated herein by reference to the
Company’s Information Statement filed November 6, 2002---
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

December 31, 2006 and 2005

Independent Registered Accounting Firm

To the Shareholders and Board of Directors of
OP-TECH Environmental Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of OP-TECH Environmental Services, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements the Company has adopted Financial Accounting Standards Board Statement No. 123(R) “Share Based Payment” (SFAS 123R) in 2006.

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

/s/ Dannible & McKee, LLP
Syracuse, New York

February 27, 2007, except for Note 15 which is as of April 12, 2008

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 200 6 and 200 5

	2006	2005
Assets

Current assets:
Cash (Note 4)	$30,981	$90,928
Accounts receivable, net (Notes 1 and 5)	10,008,186	5,812,977
Costs on uncompleted projects applicable to future billings	2,984,323	1,403,292
Inventory	378,439	231,088
Current portion of deferred tax asset	354,000	272,500
Prepaid expenses and other current assets, net	447,759	395,418

Total current assets	14,203,688	8,206,203

Property and equipment, net (Note 6)	3,216,781	2,837,340
Land and Buildings held for sale (Note 7)	-	850,000
Deferred tax asset (Note 11)	1,004,800	1,258,064
Other assets	44,898	34,148

Total Assets	$18,470,167	$13,185,755

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$4,180,070	$1,953,688
Outstanding checks in excess of bank balance (Note 4)	149,741	357,249
Billings in excess of costs and estimated
profit on uncompleted contracts	796,438	600,705
Accrued expenses and other current liabilities	1,148,549	450,509
Accrued litigation reserve (Note 8)	400,000	450,000
Current portion of long-term debt (Note 9)	771,345	466,916

Total current liabilities	7,446,143	4,279,067

Long-term debt, net of current portion (Note 9)	2,128,193	2,024,691
Note payable to bank under line of credit (Note 9)	5,731,548	4,000,000

Total liabilities	15,305,884	10,303,758

Shareholders' equity:
Common stock, par value $.01 per share; authorized
20,000,000 shares; 11,748,704 and 11,745,371 shares
outstanding as of December 31, 2006 and 2005, respectively	117,487	117,454
Additional paid-in capital	6,925,581	6,855,901
Accumulated deficit	(3,898,485)	(4,106,458)
Accumulated other comprehensive income	19,700	15,100

Shareholders' equity, net	3,164,283	2,881,997

Total Liabilities and Shareholders' Equity	$18,470,167	$13,185,755

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31, 200 6 , 200 5 and 200 4

	2006	2005	2004

Project billings and services	$35,069,989	$21,784,096	$18,170,103
Project costs	28,007,851	15,955,533	13,334,686

Gross margin	7,062,138	5,828,563	4,835,417

Selling, general and administrative expenses	5,853,744	5,107,218	4,248,611
Litigation reserve (Note 8)	-	450,000	-
Provision for impairment of land and buildings held for sale (Note 7)	150,000	100,000	-

Operating income	1,058,394	171,345	586,806

Other income (expense):
Interest expense	(615,361)	(384,240)	(253,854)
Other, net	(54,095)	(29,849)	(268)

	(669,456)	(414,089)	(254,122)

Net income (loss) before income taxes	388,938	(242,744)	332,684

Income tax benefit (expense) (Note 11)
Current	(9,201)	(10,066)	(13,598)
Deferred	(171,764)	107,066	(119,000)

	(180,965)	97,000	(132,598)

Net Income (Loss)	$207,973	$(145,744)	$200,086

Earnings (Loss) per common share:
Basic	$0.018	$(0.012)	$0.017
Diluted	$0.017	$(0.012)	$0.016

Weighted average shares outstanding:
Basic	11,746,476	11,729,154	11,849,508
Diluted	12,325,546	11,729,154	12,351,091

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 200 6 , 200 5 and 200 4

					Accumulated
			Additional		Other
	Common	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total

Balance at December 31, 2003	12,606,045	$126,060	$7,053,848	$(4,160,800)	$-	$3,019,108

Purchase and Retirement of 1,000,000 Shares	(1,000,000)	(10,000)	(240,000)	-	-	(250,000)

Issuance of 3,333 Shares	3,333	33	300	-	-	333

Issuance of 88,329 Shares	88,329	883	4,416	-	-	5,299

Tax Benefit of the Exercise of Stock Options	-	-	24,378	-	-	24,378

Net Income	-	-	-	200,086	-	200,086

Balance at December 31, 2004	11,697,707	116,976	6,842,942	(3,960,714)	-	2,999,204

Issuance of 47,664 Shares	47,664	478	5,773	-	-	6,251

Tax Benefit of the Exercise of Stock Options	-	-	7,186	-	-	7,186

Other Comprehensive Income:
Change in Fair Value of Cash Flow Hedge
net of tax effect of $10,000	-	-	-	-	15,100	15,100

Net Loss	-	-	-	(145,744)	-	(145,744)

Total Comprehensive Loss						(130,644)

Balance at December 31, 2005	11,745,371	117,454	6,855,901	(4,106,458)	15,100	2,881,997

Issuance of 3,333 Shares	3,333	33	167	-	-	200

Tax Benefit of the Exercise of Stock Options	-	-	900	-	-	900

Recognition of Stock Compensation Expense	-	-	68,613	-	-	68,613

Other Comprehensive Income:						-
Change in Fair Value of Cash Flow Hedge
net of tax effect of $2,960	-	-	-	-	4,600	4,600

Net Income	-	-	-	207,973	-	207,973

Total Comprehensive Income	-	-	-	-	-	212,573

Balance at December 31, 2006	11,748,704	$117,487	$6,925,581	$(3,898,485)	$19,700	$3,164,283

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 200 6, 2005 and 2004

	2006	2005	2004
Operating activities:
Net income	$207,973	$(145,744)	$200,086
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Bad debt expense	62,157	40,975	14,689
Depreciation and amortization	610,472	556,605	566,567
Loss on sale of property and equipment	49,873	27,644	9,964
Provision for impairment of land and buildings held for sale	150,000	100,000	-
Provision for deferred income taxes	172,664	(109,000)	119,000
Provision for stock compensation expense	68,613	-	-
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	(4,257,366)	(221,743)	(2,260,103)
Costs on uncompleted projects
applicable to future billings	(1,581,031)	(524,092)	(240,687)
Prepaid expenses, Inventory and other assets, net	297,030	127,158	140,688
Billings and estimated profit in excess
of costs of uncompleted contracts	195,733	(495,770)	380,124
Accrued litigation defense reserve	(50,000)	450,000	-
Accounts payable and other accrued expenses	2,924,422	(374,233)	1,545,940

Net cash provided by (used in) operating activities	(1,149,460)	(568,200)	476,268

Investing activities:
Proceeds from sale of property and equipment	692,208	113,000	-
Purchases of property and equipment	(1,031,994)	(870,676)	(582,586)

Net cash used in investing activities	(339,786)	(757,676)	(582,586)

Financing activities:
Proceeds from issuance of common stock	200	6,251	5,632
Purchase of common stock	-	-	(250,000)
Outstanding checks in excess of bank balance	(207,508)	357,249	-
Loans from directors and officers	-	-	295,000
Repayments of loans to directors and officers	-	-	(22,500)
Proceeds from notes payable to banks and
long-term borrowings, net of financing costs	16,351,122	8,133,127	9,941,564
Principal payments on current
and long-term borrowings	(14,714,515)	(7,181,561)	(9,819,713)

Net cash provided by (used in) financing activities	1,429,299	1,315,066	149,983

Increase (decrease) in cash and cash equivalents	(59,947)	(10,810)	43,665

Cash and cash equivalents at beginning of year	90,928	101,738	58,073

Cash and Cash Equivalents at End of Year	$30,981	$90,928	$101,738

Non-cash items:
Equipment purchased through
bank and other financing sources	$-	$198,182	$412,349
Non-cash financing of insurance	$507,472	$-	$403,902

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

Financial Instruments

The Company maintains various financial instruments in the ordinary course of business, which consist of cash, accounts receivable and payable, notes payable, long-term debt and a line of credit.  The carrying value of the Company’s financial instruments approximates their fair value at December 31, 2006 and 2005.  The fair values of fixed rate notes payable and long-term debt are determined using incremental borrowing rates available to the Company for similar types of borrowings.  All other financial instruments are short-term in nature and their fair values are based on the amounts that they have been or will be settled for subsequent to the balance sheet date.

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

Income Taxes

The Company provides for income taxes in accordance with the liability method as set forth in Statement of Financial Accounting Standards (“SFAS”) No. 109 "Accounting for Income Taxes".  Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that may be in effect in the years in which the differences are expected to reverse.

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

	2005	2004
Net income (loss): As reported	$(145,744)	$200,086
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	52,000	14,000
Pro forma net income (loss)	$(197,744)	$186,086
Basic earnings (loss) per share:
As reported	$(0.012)	$0.017
Pro forma	$(0.017)	$0.016
Diluted earnings (loss) per share:
As reported	$(0.012)	$0.016
Pro forma	$(0.017)	$0.015

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

5.	Accounts Receivable

Accounts receivable at December 31, 2006 and 2005 consists of:

	2006	2005
Accounts Receivable, gross	$10,122,510	$5,917,140
Allowance for uncollectible receivables	(114,324)	(104,163)
Accounts Receivable, net	$10,008,186	$5,812,977

All customer accounts receivable collateralize the Company’s outstanding loans with its primary lender (see Note 9).

6.	Property, Plant and Equipment

Property, plant and equipment at December 31, 2006 and 2005 consist of:

	2006	2005
Furniture and fixtures	$21,758	$21,758
Buildings	185,741	255,658
Office machines	233,056	233,056
Field equipment	5,987,377	4,969,795
	6,427,932	5,480,267
Less: Accumulated depreciation	(3,211,151)	(2,642,927)
	$ 3,216,781	$2,837,340

            Depreciation expense approximated $610,000, $557,000, and $567,000 for 2006, 2005 and 2004, respectively.

7.	Land and Buildings Held for Sale

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

9.	Long-Term Debt Obligations

Long-term debt at December 31, 2006 and 2005 consists of:

	2006	2005
Note payable to bank under line of credit. Due July 1, 2008. (a)	$5,731,548	$4,000,000
Term Loan due in monthly installment payments of $24,848 plus interest at prime plus .75%, hedged by an interest rate swap, (a)	1,471,673	1,777,149
Term Loans due in monthly installment payments aggregating $13,223 and $3,044 at December 31, 2006 and 2005 plus interest at prime plus .75%. (a)	908,205	246,571
Insurance Financing Note, due in monthly installment payments of $46,134, plus interest at 5.94%, collateralized by the assignment of unearned premiums	184,535
Equipment Notes, due in monthly installment payments aggregating $12,538 at December 31, 2005 and 2004, including interest at rates ranging from 4.9% to 7.9%, collateralized by equipment with a carrying value of approximately $400,000 and $500,000 at December 31, 2006 and 2005.	335,124	456,877
Equipment Notes, due in monthly installment payments aggregating $1,628 at December 31,2005, with 0% interest, collateralized by equipment with a carrying value of approximately $20,000 at December 31,2005.		11,010
Less: Current portion	2,899,537	2,491,607
	(771,345)	(466,916)
	$2,128,193	$2,024,691

(a)	The Company has entered into financing agreements (the “Agreements”) with a lender (“Primary Lender”).

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

Notes to Consolidated Financial Statements
Fixed Charge Coverage Ratio	Interest Rate
>/= 1.05-1.24	Prime + .50%
>/= 1.25-1.39	Prime
>/= 1.40	Prime - .50%

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

The Agreements also include Term Loan agreements, which are not hedged by Interest Rate Swap Transactions, which are due in monthly principal installment payments that aggregate $13,223 plus interest at prime plus .50%

The Agreements are collateralized by all present and future right, title and interest in all of the personal property of the Company including, but not limited to, all accounts receivable, inventory and equipment.  This collateral has a carrying value at December 31, 2006 as follows:

Accounts Receivable, net of Allowance for Doubtful Accounts	$10,008,186
Inventory	378,439
Equipment, net of Accumulated Depreciation	2,976,175
$13,362,800

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

Interest paid amounted to approximately $615,000, $380,000, and $254,000 in 2006, 2005 and 2004, respectively

Scheduled principal payments on long-term debt for the next five years, not including the note payable to bank under line of credit, are as follows:

2007	$771,345
2008	590,881
2009	530,874
2010	471,254
2011	409,506
Thereafter	125,678
$2,899,538

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

10.    Operating Lease Obligations

Office facilities and various field equipment are leased under noncancelable operating leases expiring at various dates through 2012.  Rent expense incurred under operating leases amounted to approximately $725,000, $694,000, and $405,000 in 2006, 2005 and 2004, respectively.  Future minimum lease payments under noncancelable operating leases are as follows:

2007	$510,063
2008	340,821
2009	279,043
2010	219,138
2011	170,698
Thereafter	22,500
$1,542,263

11.	Income Taxes

The following summarizes the income tax (benefit) expense at December 31, 2006, 2005 and 2004:

	2006	2005	2004
Current:
Federal	$-	$-	$-
State	9,201	10,066	13,598

	9,201	10,066	13,598

Deferred	198,464	(107,066)	119,000

	$207,665	$(97,000)	$132,598

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

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax liabilities:
Depreciation	$(492,176)	$(226,457)
	(492,176)	(226,457)
Deferred tax assets:
Net operating loss carryforward	1,964,178	1,929,610
Accounts receivable reserve	44,586	40,624
Accrued expenses	342,212	247,787
Impairment allowance	-	39,000
	2,350,976	2,257,021

Net Deferred tax asset	1,858,800	2,030,564
Valuation allowance for deferred assets	(500,000)	(500,000)
Net deferred tax asset, net of valuation allowance	$1,358,800	$1,530,564

12.	Employee Benefit Plan

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

A summary of the status of the Company’s NQSO’s granted under the Omnibus Plan as of December 31, 2006, 2005 and 2004, and changes during the years ending on those dates follows:

	Shares	Exercise Price
Outstanding at December 31, 2003	581,672	$0.06 -0.15
Exercised	(88,329)	$0.06
Exercised	(3,333)	$0.10
Forfeited	(41,667)	$0.06 - 0.15
Expired		-
Outstanding at December 31, 2004	448,343	$0.06 - 0.15
Granted January 26, 2005	369,000	$0.40
Exercised	(47,664)	$0.06 - 0.15
Forfeited	(61,335)	$0.06 - 0.15
Forfeited	(33,000)	$0.40
Expired		$-
Outstanding at December 31, 2005	675,344	$0.06 - 0.40
Exercised	(3,333)	$0.06
Forfeited		$-
Expired		$-
Outstanding at December 31, 2006	672,011	$0.06 - 0.40
Exercisable at December 31, 2006	451,011	$0.06 - 0.40

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

	Year Ended December 31,2005
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31
Project billings	$4,865,202	$4,790,737	$6,249,747	$5,878,410
Gross margin	1,341,713	1,319,338	1,667,199	$1,500,313
Net income (loss)	(32,246)	(9,608)	186,883	$(290,773)
Net income (loss) per share
basic	$(0.00)	$(0.00)	$0.02	$(0.03)
diluted	$(0.00)	$(0.00)	$0.02	$(0.03)

In the quarter ended December 31, 2005 the Company recorded an impairment loss of $100,000 on the carrying value of the land and buildings held for sale (Note 7) and accrued a $450,000 liability to cover potential legal costs and fees related to a claim against the Company (Note 8).

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at				Balance at
	Beginning				End of
Description	of Period	Additions	Deductions		Period

YEAR ENDED DECEMBER 31, 2006
Reserves deducted from assets to
which they apply:
Doubtful accounts receivable	$104,163	$62,157	$51,996	(a)	$114,324
Valuation allowance for deferred tax assets	$500,000	$-	$-		$500,000

YEAR ENDED DECEMBER 31, 2005
Reserves deducted from assets to
which they apply:
Doubtful accounts receivable	$174,500	$40,975	$111,312	(a)	$104,163
Valuation allowance for deferred tax assets	$500,000	$-	$-		$500,000

YEAR ENDED DECEMBER 31, 2004
Reserves deducted from assets to
which they apply:
Doubtful accounts receivable	$187,000	$14,689	$27,189	(a)	$174,500
Valuation allowance for deferred tax assets	$500,000	$-	$-		$500,000

(a) Doubtful accounts written off and adjustments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OP-TECH Environmental Services, Inc.
(Registrant)

By:/s/ Charles B. Morgan
Charles B. Morgan
Chief Executive Officer

April 12, 2008

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st    day of March, 2008.

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