Form 10-Q
period 2008-03-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2008-05-07
CIK 858748

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2008

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

Yes   X   or No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated filer ___   Accelerated filer___ Non-accelerated filer ___  Small Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   _   or No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 25, 2008)  11,937,038
OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

INDEX

PART I.                      FINANCIAL INFORMATION                                                                                                                                     Page No.

   Item 1.                      Financial Statements

Consolidated Balance Sheets
-March 31, 2008 (Unaudited) and December 31, 2007 (Audited)…………...........................................................….........3

Consolidated Statements of Operations
-Three months ended March 31, 2008 and March 31, 2007 (Unaudited)…... ...............................................................… 4

Consolidated Statements of Cash Flows
-Three months ended March 31, 2008 and March 31, 2007 (Unaudited)………............................................................ ..5

Notes to Consolidated Financial Statements (Unaudited)……………………..............................................................…6

   Item 2.                      Management's Discussion and Analysis of Financial
  Condition and Results of Operations…………………………………….…….. ...............................................................7

   Item 3.                      Quantitative and Qualitative Disclosure About Market Risk ……………….…........................................................10

   Item 4.                      Controls and Procedures…………………………………………………….….....................................................….…10

PART II.                      OTHER INFORMATION ……………………………………………....……….….................................................. ….11

                                     SIGNATURES ………………………………………………………...……….…......................................................…. 12

     CERTIFICATIONS…………………………………………….…………….........................................................…… Exhibits

PART I - FINANCIAL INFORMATION

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company.  This 10-Q, press releases issued by the Company, and certain information provided periodically in writing and orally by the Company’s designated officers and agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The words “expect”, “believe”, “goal”, “plan”, “intend”, “estimate”, and similar expressions and variations thereof used are intended to specifically identify forward-looking statements. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending on the circumstances.  Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	March 31,	December 31,
	2008	2007

ASSETS

Current Assets:
Cash	$ 12,248	$ 93,535
Accounts receivable (net of allowance for doubtful accounts of
approximately $208,000 and $261,000 respectively)	7,727,001	8,355,280
Costs on uncompleted projects applicable to future billings	958,502	2,188,514
Inventory	480,649	402,351
Current portion of deferred tax asset	301,900	301,900
Prepaid expenses and other current assets, net	238,290	503,858

Total Current Assets	9,718,590	11,845,438

Property and equipment, net	3,166,235	3,266,973
Deferred tax asset	1,169,000	1,127,700
Other assets	13,961	13,961

Total Assets	$ 14,067,786	$ 16,254,072

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$ 1,637,432	$ 2,598,756
Outstanding checks in excess of bank balance	384,375	592,757
Billings in excess of costs and estimated profit
on uncompleted projects	725,199	1,369,899
Accrued expenses and other current liabilities	1,097,224	957,625
Accrued litigation defense reserve	308,881	345,645
Note payable to bank under line of credit	4,782,687	-
Current portion of long-term debt	644,232	840,602

Total Current Liabilities	9,580,030	6,705,284

Long-term debt, net of current portion	1,742,590	1,871,745
Note payable to bank under line of credit	-	4,862,207

Total Liabilities	11,322,620	13,439,236

Shareholders' Equity:
Common stock, par value $.01 per share; authorized 20,000,000 shares; 11,937,038 shares issued and outstanding
as of March 31, 2008 and December 31, 2007	119,371	119,371
Additional paid-in capital	7,005,724	7,005,724
Accumulated deficit	(4,356,129)	(4,304,059)
Accumulated other comprehensive income	(23,800)	(6,200)

Total Shareholders' Equity	2,745,166	2,814,836

Total Liabilities and Shareholders' Equity	$ 14,067,786	$ 16,254,072

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	March 31,	March 31,
	2008	2007

Project revenue	$ 7,326,263	$ 7,455,990

Project costs	5,220,168	5,770,106

Gross margin	2,106,095	1,685,884

Operating expenses:
Payroll expense and related payroll taxes and benefits	1,023,140	799,932
Office expense	259,306	188,888
Occupancy	230,218	206,502
Business insurance	121,225	139,461
Professional services	153,869	130,192
Equipment expenses, net of usage credit	233,422	256,348
Other expenses	38,150	79,198
	2,059,330	1,800,521

Operating income (loss)	46,765	(114,637)

Other income and (expense):
Interest expense	(131,885)	(179,844)
Other, net	(1,538)	855
	(133,423)	(178,989)

Net income (loss) before income taxes	(86,658)	(293,626)

Income tax benefit (expense)	34,588	118,000

Net income (loss)	$ (52,070)	$ (175,626)

Earnings per common share:
Basic	$ (0.004)	$ (0.015)
Diluted	$ (0.004)	$ (0.014)

Weighted average shares outstanding:
Basic	11,937,038	11,748,704
Diluted	12,294,492	12,398,031

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	March 31,	March 31,
	2008	2007

Operating activities:
Net loss	$ (52,070)	$ (175,626)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Bad debt expense (recovery)	(39,174)	21,958
Depreciation and amortization	172,413	167,474
Benefit from deferred income taxes	(29,600)	(107,949)
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	667,453	1,267,973
Costs on uncompleted projects applicable to
future billings	1,230,012	1,589,458
Billings and estimated profit in excess of costs
on uncompleted contracts	(644,700)	(227,591)
Prepaid expenses, inventory and other assets	187,270	28,880
Accounts payable and accrued expenses	(858,489)	(2,225,269)
Net cash provided by operating activities	633,115	339,308

Investing activities:
Purchase of property and equipment	(71,675)	(457,041)
Net cash used in investing activities	(71,675)	(457,041)

Financing activities:
Increase (decrease) in outstanding checks in excess of bank balance	(208,382)	123,069
Proceeds from note payable to bank and current
and long-term borrowings, net of financing costs	3,284,746	4,422,677
Principal payments on current and long-term borrowings	(3,719,091)	(4,213,673)
Net cash provided by (used in) financing activities	(642,727)	332,073

Increase (decrease) in cash	(81,287)	214,340

Cash at beginning of period	93,535	30,981

Cash at end of period	$ 12,248	$ 245,321

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

The balance sheet at December 31, 2007 has been derived from the audited balance sheet included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

2. Comprehensive Income

The components of comprehensive income (loss) were as follows:

	March 31, 2008	March 31, 2007

Net loss	$(52,070)	$(175,626)

Other comprehensive loss:
Change in fair value of cash flow hedge
Net of income tax benefit of $11,700 in
2008 and $2,700 in 2007	(17,600)	(4,000)

Comprehensive loss	$(69,670)	$(179,626)

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

4. Related Party Transactions

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company.  The costs for these services amounted to approximately $251,000 and $206,000 for the three months ended March 31, 2008 and 2007, respectively.  Amounts owed to St. Lawrence Industrial Services, Inc. which are included in Accounts Payable were $85,000 and $84,000 at March 31, 2008 and 2007, respectively.

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

6.           Reclassifications

Certain reclassifications have been made to the March 31, 2007 financials statements to conform with the 2008 presentation.

PART I – FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, the Company had cash of $12,248 compared to $93,535 at December 31, 2007.  The Company voluntarily applies all available cash in the Company’s operating account to pay down the Company’s note payable to bank under the line of credit.

At March 31, 2008, the Company had working capital of $138,560 compared to $5,140,154 at December 31, 2007, with a current ratio of 1.01 to 1 at March 31, 2008 and 1.77 to 1 at December 31, 2007.  The reduction in working capital and the reduction in the current ratio are related to Company’s line of credit being classified as current at March 31, 2008 as it matures in January 2009 as indicated below. The Company expects to extend the line of credit following the June 2008 quarter.

For the three months ended March 31, 2008, the Company’s net cash provided by operations was $633,115 compared to net cash provided by operations of $339,308 during the three months ended March 31, 2007.  The cash provided by operations for the three months ended March 31, 2008 was primarily a result of a net decrease in accounts receivable and costs on uncompleted projects applicable to future billings, partially offset by a decrease in accounts payable.

The Company’s net cash used in investing activities of $71,675 during the first three months of the year was attributable to the purchase of various field equipment.

The Company’s net cash used in financing activities was $642,727, which was primarily due to the payments of the Company’s long-term debt.

As of March 31, 2008, the Company has a loan agreement that provides for borrowings up to $6,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later.  The loan is payable on January 15, 2009, bears interest at a rate of prime plus .50 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company.  As of March 31, 2008, borrowings against the revolving loan aggregated $4,782,687.

During the first quarter of 2008, all principal payments on the Company’s debt were made within payment terms.  As of March 31, 2008, the Company was in compliance with all financial covenants.

The Company expects, based on its operating results and the continued availability of its line of credit, that it will be able to meet obligations as they come due.

RESULTS OF OPERATIONS

PROJECT REVENUE

The Company's project revenue for the first quarter of 2008 decreased 2% to $7,326,263 from $7,455,990 for the first quarter of 2007.

When comparing the first three months of 2008 to the same period in 2007, the decrease in project revenue is due primarily to reductions in incident related project billings related to the New York State DEC contract.

PROJECT COSTS AND GROSS MARGIN

Project costs for the first quarter of 2008 decreased 10% to $5,220,168 from $5,770,106 for the same period in 2007.  Project costs as a percentage of revenues were 71% and 77% for the three months ended March 31, 2008 and 2007, respectively.  Gross margin for the first quarter of 2008 increased to 29% from 23% for the same period in 2007.

Both project revenue and project costs decreased.  The increase in the gross margin percentage was due to the reduction in project billings on the New York State DEC contract which has lower gross margins overall, and the completion of higher margin projects.

OPERATING EXPENSES

Operating expenses for the quarter ended March 31, 2008 increased 14% to $2,059,330 from $1,800,521 for the same period in 2007. Operating expenses as a percentage of revenues increased to 28% for the quarter ended March 31, 2008 from 24% in the same period in 2007.

When comparing the first quarter of 2008 to 2007, the increase in operating expenses is due to several items:

•
Payroll expense and related payroll taxes and benefits increased 28% to $1,023,140 from $799,932 in 2007.  The Company recorded an estimate for performance compensation of approximately $50,000 to be paid at year-end if certain targets are met.  Additionally, two new administrative employees were hired in the second quarter of 2007, and the Company increased the estimated liability for paid time off by $20,000 in 2008.

•	Office expense increased 37% to $259,306 from $188,888 in 2007. The increase is attributed to increases in offices supplies, telephone and information technology expenses.
•	Occupancy expense increased 11% to $230,218 from $206,502 in 2007. The increase is due to the increase in utility expenses.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2008 decreased 27% to $131,885 from $179,844 for the same period in 2007.  This decrease is due to a decrease in the interest rates paid on the Company’s floating-rate debt.

NET INCOME (LOSS) BEFORE INCOME TAXES

Due to the factors discussed above, net loss before income taxes amounted to $86,658 for the three months ended March 31, 2008 compared to net loss before income taxes of $293,626 for the same period in 2007.

INCOME TAX (EXPENSE) BENEFIT

The Company recorded income tax benefit of $34,588 for the quarter ended March 31, 2008 compared to an income tax benefit of $118,000 for the same quarter in 2007.

NET INCOME (LOSS)

Net loss for the quarter ended March 31, 2008 and 2007 was $52,070, or ($.004) per share basic and diluted, and $175,626, or ($.015) per share basic and ($.014) per share diluted, respectively.

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

Not applicable.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company recorded an accrued liability of $308,881 at March 31, 2008.  The liability has been recorded to cover potential legal costs and fees, and also any indemnity, settlement, or other payments necessary to dispose of a claim against the Company.

Item 1A. Risk Factors.

No material changes

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit 31.1 Certification of Chief Executive Officer
Exhibit 31.2 Certification of Chief Financial Officer
Exhibit 32.1 Certification of Chief Executive Officer
Exhibit 32.2 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OP-TECH Environmental Services, Inc.
(Registrant)

Date: May 5, 2008                /s/ Charles B. Morgan
                                               Charles B. Morgan
                                               Chief Executive Officer

/s/ Jon S. Verbeck
                                               Jon S. Verbeck
                                              Treasurer and Chief Financial Officer