Form 10-Q
period 2008-06-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2008-08-08
CIK 858748

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to

Commission file number  0-19761

OP-TECH Environmental Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware                                                              91-1528142
(State or other jurisdiction of                                     ( I.R.S. Employer
incorporation or organization)                                  Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes   _   or No _X_

:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July 25, 2008)  11,937,038

OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

INDEX

PART I.                      FINANCIAL INFORMATION                                                                           Page No.

   Item 1.                      Financial Statements

Consolidated Balance Sheets
-June 30, 2008 (Unaudited) and December 31, 2007 (Audited)……….……..…....2

Consolidated Statements of Operations
-Three months ended June 30, 2008 and June 30, 2007 (Unaudited)
-Six months ended June 30, 2008 and June 30, 2007 (Unaudited)…………...…....3

Consolidated Statements of Cash Flows
-Six months ended June 30, 2008 and June 30, 2007 (Unaudited)……….………..4

Notes to Consolidated Financial Statements (Unaudited)…………….........……5-6

   Item 2.                 Management's Discussion and Analysis of Financial
Condition and Results of Operations…………………………………….…………7

   Item 3.                 Quantitative and Qualitative Disclosure About Market Risk …………………….11

   Item 4/4T.           Controls and Procedures………………………………………………...….………...11

PART II.                OTHER INFORMATION ……………………………………………....……….….…12

                                SIGNATURES ………………………………………………………...……………......13

PART I - FINANCIAL INFORMATION

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company.  This 10-Q, press releases issued by the Company, and certain information provided periodically in writing and orally by the Company’s designated officers and agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The words “expect”, “believe”, “goal”, “plan”, “intend”, “estimate”, and similar expressions and variations thereof used are intended to specifically identify forward-looking statements. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending on the circumstances.  Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	June 30,	December 31,
	2008	2007

ASSETS

Current Assets:
Cash	$253,798	$93,535
Accounts receivable (net of allowance for doubtful accounts of
approximately $224,000 and $261,000, respectively)	6,810,976	8,355,280
Costs on uncompleted projects applicable to future billings	1,118,172	2,188,514
Inventory	481,730	402,351
Current portion of deferred tax asset	301,900	301,900
Prepaid expenses and other current assets, net	706,101	503,858

Total Current Assets	9,672,677	11,845,438

Property and equipment, net	3,055,431	3,266,973
Deferred tax asset	1,024,974	1,127,700
Other assets	13,961	13,961

Total Assets	$13,767,043	$16,254,072

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,193,335	$2,598,756
Outstanding checks in excess of bank balance	-	592,757
Billings in excess of costs and estimated profit
on uncompleted projects	465,470	1,369,899
Accrued expenses and other current liabilities	1,212,773	957,625
Accrued litigation defense reserve	302,857	345,645

Note payable to bank under line of credit	4,921,046	-
Current portion of long-term debt	1,147,154	840,602

Total Current Liabilities	9,242,635	6,705,284

Long-term debt, net of current portion	1,565,489	1,871,745
Note payable to bank under line of credit	-	4,862,207

Total Liabilities	10,808,124	13,439,236

Shareholders' Equity:
Common stock, par value $.01 per share; authorized 20,000,000 shares; 11,937,038 shares issued and outstanding
as of June 30, 2008 and December 31, 2007	119,371	119,371
Additional paid-in capital	7,005,724	7,005,724
Accumulated deficit	(4,155,676)	(4,304,059)
Accumulated other comprehensive income	(10,500)	(6,200)

Total Shareholders' Equity	2,958,919	2,814,836

Total Liabilities and Shareholders' Equity	$13,767,043	$16,254,072

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Project revenue	$7,422,275	$8,994,960	$14,748,538	$16,450,950

Project costs	5,158,568	7,094,645	10,378,736	12,864,751

Gross margin	2,263,707	1,900,315	4,369,802	3,586,199

Operating expenses:
Payroll expense and related payroll taxes and benefits	763,429	937,993	1,786,569	1,737,925
Office Expense	201,265	240,862	460,571	429,750
Occupancy	195,908	188,219	426,126	394,721
Business Insurance	133,498	186,913	254,723	326,374
Professional Services	185,129	161,969	338,998	292,161
Equipment Expenses, net of usage credit	244,457	174,944	477,879	431,292
Other expenses	101,404	251,117	139,554	330,315
	1,825,090	2,142,017	3,884,420	3,942,538

Operating income (loss)	438,617	(241,702)	485,382	(356,339)

Other income and (expense):
Interest expense	(112,312)	(179,085)	(244,197)	(358,929)
Other, net	11,950	(120)	10,412	735
	(100,362)	(179,205)	(233,785)	(358,194)

Net income (loss) before income taxes	338,255	(420,907)	251,597	(714,533)

Income tax benefit (expense)	(137,802)	168,400	(103,214)	286,400

Net income (loss)	$200,453	$(252,507)	$148,383	$(428,133)

Earnings per common share:
Basic	$0.02	$(0.02)	$0.01	$(0.04)
Diluted	$0.02	$(0.02)	$0.01	$(0.03)

Weighted average shares outstanding:
Basic	11,937,038	11,799,372	11,937,038	11,774,039
Diluted	12,281,808	12,385,364	12,288,150	12,391,697

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	June 30,	June 30,
	2008	2007

Operating activities:
Net income (loss)	$148,383	$(428,133)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Bad Debt expense	7,411	191,778
Depreciation and amortization	344,387	340,443
Stock Compensation	-	28,614
Provision for deferred income taxes	102,726	(289,456)
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	1,536,893	(362,441)
Costs on uncompleted projects applicable to
future billings	1,070,342	1,549,156
Billings and estimated profit in excess of costs
on uncompleted contracts	(904,429)	554,934
Prepaid expenses, inventory and other assets	(281,622)	(393,489)
Accounts payable and accrued expenses	(1,193,061)	(1,836,456)
Net cash provided by (used in) operating activities	831,030	(645,050)

Investing activities:
Purchase of property and equipment	(132,845)	(725,778)
Net cash used in investing activities	(132,845)	(725,778)

Financing activities:
Proceeds from issuance of common stock	-	8,300
Outstanding checks in excess of bank balance	(592,757)	652,925
Proceeds from note payable to bank and current
and long-term borrowings, net of financing costs	7,129,111	8,308,471
Principal payments on current and long-term borrowings	(7,074,276)	(7,615,763)
Net cash provided by (used in) financing activities	(537,922)	1,353,933

Increase (decrease) in cash	160,263	(16,894)

Cash at beginning of period	93,535	30,981

Cash at end of period	$253,798	$14,087

Non-cash item
Non-cash financing of insurance	$566,043	$663,226

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

2. Comprehensive Income

The components of comprehensive income (loss) were as follows:

	Six months ended		Three months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net income (loss)	$148,382	$(428,133)	$200,452	$(252,507)

Other comprehensive income (loss): Change in fair value of cash flow hedge Net of income tax of ($2,900) and $8,800 in 2008 and $1,200 and $3,900 in 2007, respectively	(4,300)	1,743	13,300	5,800

Comprehensive income (loss)	$144,082	$(426,390)	$213,752	$(246,707)

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

4. Related Party Transactions

The Company utilizes subcontract labor purchased from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company.  The costs for these services amounted to approximately $591,000 and $502,000 for the six months ended June 30, 2008 and 2007, respectively, and $340,000 and $280,000 for the three months ended June 30, 2008 and 2008 respectively.  Amounts owed to St. Lawrence Industrial Services, Inc. which are included in Accounts Payable were $85,000 and $84,000 at June 30, 2008 and 2007, respectively.

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

6.  Reclassifications

Certain reclassifications have been made to the June 30, 2007 financials statements to conform with the 2008 presentation.

PART I – FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, the Company had cash of $253,798 compared to $93,535 at December 31, 2007. The Company voluntarily applies all available cash in the Company’s operating account to pay down the Company’s note payable to bank under the line of credit.

At June 30, 2008, the Company had working capital of $430,042 compared to $5,140,154 at December 31, 2007, with a current ratio of 1.05 to 1 at June 30, 2007 and 1.91 to 1 at December 31, 2007.

For the six months ended June 30, 2008, the Company’s net cash provided by operations was $831,030 compared to net cash used in operations of $645,050 during the six months ended June 30, 2007.  The cash provided by operations for the six months ended June 30, 2008 was primarily a result of a net income for the period and a decrease in accounts receivable.

The Company’s net cash used in investing activities of $132,845 during the first six months of the year was attributable to the purchase of field equipment.

The Company’s net cash used in financing activities was $537,922, which was primarily due to the reduction in outstanding checks in excess of bank balance

As of June 30, 2008, the Company has a loan agreement that provides for borrowings up to $6,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later.  The loan is payable on January 15, 2009, bears interest at a rate of prime plus .50 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company.  As of June 30, 2008, borrowings against the revolving loan aggregated $4,921,046.

During the second quarter of 2008, all principal payments on the Company’s debt were made within payment terms.  As of June 30, 2008, the Company was in compliance with all financial covenants.

The Company expects, based on its operating results and the continued availability of its line of credit, that it will be able to meet obligations as they come due.

RESULTS OF OPERATIONS

 PROJECT REVENUE

The Company's project billings for the second quarter of 2008 decreased 17% to $7,422,275 from $8,994,960 for the second quarter of 2007.  For the six-month period ended June 30, 2008 the Company’s billings have decreased 10% to $14,748,538 from $16,450,950 for the same period in 2007.  The decrease is attributed to the completion of fewer large disposal projects.

PROJECT COSTS AND GROSS MARGIN

Project costs for the second quarter of 2008 decrease 27% to $5,158,568 from $7,094,645 for the same period in 2007.  Project costs as a percentage of revenues were 70% and 79% for the three months ended June 30, 2008 and 2007, respectively.  Gross margin for the second quarter of 2008 increased to 30% from 21% for the same period in 2007.  The gross margin increase is attributed to several large projects with higher gross margins.

For the six-month period ended June 30, 2008, project costs decreased 19% to $10,378,736 from $12,864,751 for the six months ended June 30, 2007.  Project costs as a percentage of revenues were 70% and 78% for the six months ended June 30, 2008 and 2007, respectively. Gross margin for the six months ended June 30, 2008 increased to 30% from 22% for the same period in 2007 as a result of several higher margin projects.  These improvements in gross margin are despite significant increases in fuel costs.

OPERATING EXPENSES

Operating expenses for the quarter ended June 30, 2008 decreased 15% to $1,825,090 from $2,142,017 for the same period in 2007.  For the six-month period ended June 30, 2008, operating expenses decreased 1% to $3,884,420 from $3,942,538 for the same period in 2007. Operating expenses as a percentage of revenues increased to 26% for the six months ended June 30, 2008 compared to 24% for the comparable period in 2007.

When comparing the second quarter of 2008 to 2007, the decrease in operating expenses is primarily due to:

•	Payroll and payroll related expense decreasing 19% to $763,429 from $937,993 due to reductions in worker’s compensation and employee benefit costs,

•	Business insurance expense decreasing 29% to $133,498 from $186,913 due to a reduction in business insurance rates reducing overall premiums in 2008 with similar coverage and

•	Other expenses decreasing 60% to $101,401 from $251,117 as a result of a large bad debt expense in the second quarter of 2007.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2008 decreased 32% to $244,197 from $358,929 for the same period in 2007.  This decrease is due to both a decrease in the interest rates paid on the Company’s floating-rate debt as well as a decrease in the principal balances owed.

NET INCOME (LOSS) BEFORE INCOME TAXES

Net income for the six months ended June 30, 2008 was $251,597 compared to a net loss of ($714,533) for the six months ended June 30, 2007.

INCOME TAX (EXPENSE) BENEFIT

The Company recorded income tax expense of $103,214 for the six months June 30, 2008 compared to an income tax benefit of $286,400 for the same period in 2007.

NET INCOME (LOSS)

Net income (loss) for the six months ended June 30, 2008 and 2007 was $148,383 or $.01 per share basic and diluted, and ($428,133) or ($.04) per share basic and ($.03) per share diluted, respectively.

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

Not applicable

Item 4/4T. – Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

                     The Company recorded an accrued liability of $302,857 at June 30, 2008.  The liability has been recorded to cover potential legal costs and fees, and also any indemnity, settlement, or other payments necessary to dispose of a claim against the Company.

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
Exhibit 32.1  Section 1350 Certifications
Exhibit 32.2  Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OP-TECH Environmental Services, Inc.
(Registrant)

Date: August 6, 2008      /s/ Charles B. Morgan
                        Charles B. Morgan
                        Chief Executive Officer

                         /s/ Jon S. Verbeck
                         Jon S. Verbeck
                         Treasurer and Chief Financial Officer