Form 10-Q
period 2008-11-12
OP TECH ENVIRONMENTAL SERVICES INC
filed 2008-11-12
CIK 858748

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

One Adler Drive, East Syracuse, NY 13057
(Address of principal executive offices)  (Zip Code)

(315) 437-2065
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

Large Accelerated filer ___   Accelerated filer___ Non-accelerated filer ___  Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes   _   or No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 31, 2008)  11,940,372

OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

INDEX

PART I.                      FINANCIAL INFORMATION                                                                                      Page No.

   Item 1.        Financial Statements

Consolidated Balance Sheets
  -September 30, 2008 (Unaudited) and December 31, 2007 (Audited)……….……..….... 2

Consolidated Statements of Operations
  -Three months ended September 30, 2008 and September 30, 2007 (Unaudited)
  -Nine months ended September 30, 2008 and September 30, 2007 (Unaudited)……… 3

Consolidated Statements of Cash Flows
  -Nine months ended September 30, 2008 and September 30, 2007 (Unaudited)……….4

Notes to Consolidated Financial Statements (Unaudited)……………….................……..5

   Item 2.        Management's Discussion and Analysis of Financial
Condition and Results of Operations…………………………………....….…....……...… .6

   Item 3.       Quantitative and Qualitative Disclosure About Market Risk …………………........................ 10

   Item 4/4T. Controls and Procedures………………………………………………...….………................….. 10

PART II.       OTHER INFORMATION ……………………………………………...................……….….….. 11

                       SIGNATURES ………………………………………………………...……………..................… 12

       CERTIFICATIONS…............………………………………………….………………….... exhibits

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

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	September 30,	December 31,
	2008	2007

ASSETS

Current Assets:
Cash	$29,934	$93,535
Accounts receivable (net of allowance for doubtful accounts of
approximately $371,000 and $261,000, respectively)	10,212,463	8,355,280
Costs on uncompleted projects applicable to future billings	914,950	2,188,514
Inventory	468,399	402,351
Current portion of deferred tax asset	301,900	301,900
Prepaid expenses and other current assets, net	545,541	503,858

Total Current Assets	12,473,187	11,845,438

Property and equipment, net	3,093,520	3,266,973
Deferred tax asset	877,900	1,127,700
Other assets	13,961	13,961

Total Assets	$16,458,568	$16,254,072

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$3,480,552	$2,598,756
Outstanding checks in excess of bank balance	538,300	592,757
Billings in excess of costs and estimated profit
on uncompleted projects	588,355	1,369,899
Accrued expenses and other current liabilities	1,219,845	957,625
Accrued litigation defense reserve	301,687	345,645

Current portion of long-term debt	965,024	840,602

Total Current Liabilities	7,093,763	6,705,284

Long-term debt, net of current portion	1,427,834	1,871,745
Note payable to bank under line of credit	4,759,634	4,862,207

Total Liabilities	13,281,231	13,439,236

Shareholders' Equity:
Common stock, par value $.01 per share; authorized 20,000,000 shares; 11,940,372 and 11,937,038 shares issued and outstanding
as of September 30, 2008 and December 31, 2007, respectively	119,404	119,371
Additional paid-in capital	7,005,891	7,005,724
Accumulated deficit	(3,932,333)	(4,304,059)
Accumulated other comprehensive income	(15,625)	(6,200)

Total Shareholders' Equity	3,177,337	2,814,836

Total Liabilities and Shareholders' Equity	$16,458,568	$16,254,072

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Project revenue	$10,606,146	$8,109,003	$25,354,684	$24,559,953

Project costs	8,103,340	5,682,425	18,482,076	18,547,266

Gross margin	2,502,806	2,426,578	6,872,608	6,012,687

Operating expenses:
Payroll expense and related payroll taxes and benefits	838,795	977,172	2,625,364	2,714,004
Office Expense	220,746	182,699	681,317	648,329
Occupancy	182,656	178,829	608,782	573,550
Business Insurance	121,362	163,570	376,085	489,944
Professional Services	194,687	149,090	533,685	441,251
Equipment Expenses, net of usage credit	255,758	253,174	733,637	684,466
Other expenses	200,179	131,772	339,733	427,210
	2,014,183	2,036,306	5,898,603	5,978,754

Operating income	488,623	390,272	974,005	33,933

Other income and (expense):
Interest expense	(114,233)	(145,784)	(358,430	(504,713)
Other, net	1,798	817	12,210	1,552
	(112,435)	(144,967)	(346,220	(503,161)

Net income (loss) before income taxes	376,188	245,305	627,785	(469,228)

Income tax benefit (expense)	(152,845)	(98,100)	(256,059	188,300

Net income (loss)	$223,343	$147,205	$371,726	$(280,928)

Earnings per common share:
Basic	$0.02	$0.01	$0.03	$(0.02)
Diluted	$0.02	$0.01	$0.03	$(0.02)

Weighted average shares outstanding:
Basic	11,937,595	11,860,650	11,938,150	11,911,576
Diluted	12,294,199	12,321,642	12,290,907	12,477,012

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	September 30,	September 30,
	2008	2007

Operating activities:
Net income (loss)	$371,726	$(280,928)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Bad Debt expense	158,181	228,089
Depreciation and amortization	531,523	563,412
Stock Compensation	167	51,221
Provision for deferred income taxes	249,800	(188,300)
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	(2,015,365)	2,436,177
Costs on uncompleted projects applicable to
future billings	1,273,564	1,127,963
Billings and estimated profit in excess of costs
on uncompleted contracts	(781,544)	198,298
Prepaid expenses, inventory and other assets	(107,731)	480,722
Accrued litigation defense reserve	(43,958)	(42,003)
Accounts payable and accrued expenses	1,144,016	(1,968,213)
Net cash provided by operating activities	780,378	2,606,438

Investing activities:
Purchase of property and equipment	(358,068)	(749,856)
Net cash used in investing activities	(358,068)	(749,856)

Financing activities:
Proceeds from issuance of common stock	33	16,500
Outstanding checks in excess of bank balance	(54,457)	(149,741)
Proceeds from note payable to bank and current
and long-term borrowings, net of financing costs	10,327,462	11,429,813
Principal payments on current and long-term borrowings	(10,758,950)	(13,115,478)
Net cash used in financing activities	(485,911)	(1,818,907)

Increase (decrease) in cash	(63,601)	37,675

Cash at beginning of period	93,535	30,981

Cash at end of period	$29,934	$68,656

Non-cash item
Non-cash financing of insurance	$566,043	$663,266

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

2. Comprehensive Income

The components of comprehensive income (loss) were as follows:

         Nine months ended                              Three months ended
Sept. 30, 2008   Sept. 30, 2007                Sept. 30, 2008   Sept. 30, 2007

Net income (loss)                                                 $ 371,725             $ (280,928)                      $ 223,342                $ 155,512

Other comprehensive (loss):
   Change in fair value of cash flow hedge
   Net of income tax of ($6,300) and ($3,400)
   in 2008 and $(9,100) and $(10,300)  in
   2007, respectively                                                  (9,425)                  (13,600)                           (5,125)                 (15,400)

Comprehensive income (loss)                             $ 362,300              $(294,528)                      $ 218,217                 140,112

3. Revenue Recognition

The timing of revenues is dependent on the Company's backlog, contract awards, and the performance requirements of each contract.  The Company's revenues are also affected by the timing of its clients planned remediation work as well as the timing of unplanned emergency spills. Historically, planned remediation work generally increases during the third and fourth quarters.  Although the Company believes that the historical trend in quarterly revenues for the third and fourth quarters of each year are generally higher than the first and second quarters, there can be no assurance that this will occur in future periods.  Accordingly, quarterly or other interim resultsshould not be considered indicative of results to be expected for any quarter or for the full year.

4. Related Party Transactions

The Company utilizes subcontract labor purchased from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company.  The costs for these services amounted to approximately $905,000 and $809,000 for the nine months ended September 30, 2008 and 2007, respectively, and $315,000 and $307,000 for the three months ended September 30, 2008 and 2008 respectively.  Amounts owed to St. Lawrence Industrial Services, Inc. which are included in accrued expenses were $57,790 and $62,895 at September 30, 2008 and 2007, respectively.

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

6.           Reclassifications

Certain reclassifications have been made to the September 30, 2007 financials statements to conform with the 2008 presentation.

PART I – FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, the Company had cash of $29,934 compared to $93,535 at December 31, 2007. The Company voluntarily applies all available cash in the Company’s operating account to pay down the Company’s note payable to bank under the line of credit.

At September 30, 2008, the Company had working capital of $5,379,424 compared to $5,140,154 at December 31, 2007, with a current ratio of 1.76 to 1 at September 30, 2008 and 1.91 to 1 at December 31, 2007.

For the nine months ended September 30, 2008, the Company’s net cash provided by operations was $780,379 compared to net cash provided by operations of $2,606,438 during nine months ended September, 30, 2007.  The cash provided by operations for the nine months ended September 30, 2008 was primarily a result of net earnings and an increase in accounts payable.

The Company’s net cash used in investing activities of $358,068 during the first nine months of the year was attributable to the purchase of field equipment.

The Company’s net cash used in financing activities was $485,912, which was primarily due to the reduction in long-term debt.

As of September 30, 2008, the Company has a loan agreement that provides for borrowings up to $6,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later.  The loan is payable on January 5, 2010, bears interest at a rate of prime plus .50 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company.  As of September 30, 2008, borrowings against the revolving loan aggregated $4,759,633.

During the third quarter of 2008, all principal payments on the Company’s debt were made within payment terms.  As of September 30, 2008, the Company was in compliance with all financial covenants.

The Company expects, based on its operating results and the continued availability of its line of credit, that it will be able to meet obligations as they come due.

RESULTS OF OPERATIONS

 PROJECT REVENUE

The Company's project revenue for the third quarter of 2008 increased 31% to $10,606,146 from $8,109,003 for the third quarter of 2007.  For the nine-month period ended September 30, 2008 the Company’s project revenue has increased 3% to $25,354,684 from $24,559,953 for the same period in 2007.

PROJECT COSTS AND GROSS MARGIN

Project costs for the third quarter of 2008 increased 43% to $8,103,340 from $5,682,425 for the same period in 2007.  Project costs as a percentage of revenues were 76.4% and 70.1% for the three months ended September 30, 2008 and 2007, respectively.  Gross margin for the third quarter of 2008 decreased to 23.6% from 29.9% for the same period in 2007.  The decrease in gross margin is attributed to some larger contracts with lower overall gross margin completed during quarter.

For the nine-month period ended September 30, 2008, project costs increased less that 1% to $18,482,076 from $18,447,266 for the nine months ended September 30, 2007. Project costs as a percentage of revenues were 72.9% for the nine months ended September 30, 2008 and 75.1% for the same period in 2007. Gross margin for the nine months ended September 30, 2008 increased to 27.1% from 24.9% for the same period in 2007 attributed to job mix and a focus on increasing overall gross margins.

OPERATING EXPENSES

Operating expenses for the quarter ended September 30, 2008 decreased 1% to $2,014,183 from $2,036,306 for the same period in 2007.  For the nine-month period ended September 30, 2008, operating expenses decreased 1% to $5,898,603 from $5,978,754 for the same period in 2007. Operating expenses as a percentage of revenues decreased to 23.3% for the nine months ended September 30, 2008 compared to 24.3% for the comparable period in 2007.

When comparing the third quarter of 2008 to 2007, the decrease in operating expenses is primarily due to:

•	Payroll and payroll related expense decreasing 14% to $838,795 from $977,172 attributed to reductions in worker’s compensation and employee benefit costs,

•	Business insurance expense decreasing 26% to $121,362 from $163,570 due to a reduction in business insurance rates reducing overall premiums in 2008 with similar coverage,

•	Other expenses increasing 52% to $200,179 from $131,772 as a result of an increase in the bad debt expense in the third quarter of 2008 due to the increase in accounts receivable.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2008 decreased 29% to $358,430 from $504,713 for the same period in 2007.  This decrease is due to both a decrease in the interest rates paid on the Company’s floating-rate debt as well as a decrease in the principal balances owed.

NET INCOME (LOSS) BEFORE INCOME TAXES

Net income for the nine months ended September 30, 2008 was $627,785 compared to a net loss of ($469,228) for the nine months ended September 30, 2007.

INCOME TAX (EXPENSE) BENEFIT

The Company recorded income tax expense of ($256,059) for the nine months September 30, 2008 compared to an income tax benefit of $188,300 for the same period in 2007.

NET INCOME (LOSS)

Net income (loss) for the nine months ended September 30, 2008 and 2007 was $371,726 or $.03 per share basic and diluted, and ($280,928) or ($.02) per share basic and diluted, respectively.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

                     The Company recorded an accrued liability of $301,687 at September 30, 2008.  The liability has been recorded to cover potential legal costs and fees, and also any indemnity, settlement, or other payments necessary to dispose of a claim against the Company.

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

OP-TECH Environmental Services, Inc.
(Registrant)

Date: November 12, 2008          /s/ Charles B. Morgan
                                Charles B. Morgan
                                Chief Executive Officer

                               /s/ Jon S. Verbeck
                                 Jon S. Verbeck
                                 Treasurer and Chief Financial Officer