Form 10-K
period 2008-12-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2009-03-31
CIK 858748

Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2008

               or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file No.  000-19761

OP-TECH Environmental Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware                                            91-1528142
(State or other jurisdiction of                                   (I.R.S. Employer incorporation
or organization)                                                                                            Identification No.)

One Adler Drive, East Syracuse, NY         13206
(Address of principal executive office)          (Zip Code)

(315) 437-2065
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
Large accelerated filer [   ]   Accelerated filer [   ] Non-accelerated filer [  ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] or No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrants most recently completed fiscal quarter: $2,029,863

Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of March 2, 2009.  Common stock, $.01 par value: 11,940,372

PART I

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

ITEM 1. BUSINESS

General

OP-TECH Environmental Services, Inc. and Subsidiaries (the “Company”), a Delaware corporation headquartered in Syracuse, New York, provides comprehensive environmental and industrial cleaning and decontamination services predominately in New York, New England, Pennsylvania, New Jersey, and Ohio.  The Company provides environmental remediation services for sites contaminated by hazardous and non-hazardous materials.  The Company also performs industrial cleaning of hazardous and non-hazardous materials and provides varying services relating to plant facility closure, including interior and exterior demolition and asbestos removal.  OP-TECH also provides 24-hour emergency spill response services.  The Company’s revenues are derived from state agencies, industrial companies, engineering firms and municipalities facing complex environmental clean-up problems associated with hazardous and non-hazardous materials as required by various governmental agencies.  The Company’s services include assessing the regulatory, technical, and construction aspects of the environmental issue, and performing the necessary remediation activities.  The Company seeks to provide its clients with remedial solutions which integrate the various aspects of a project and are well-documented, practical, cost effective, and acceptable to regulatory agencies and the public.

Services

Excavation & Site Remediation Services

OP-TECH provides soil excavation, management, and transportation and disposal for complex projects that require handling large volumes of materials.  Excavation and removal is a fundamental, remediation method involving the removal of contaminated soil, which typically are transported off-site for treatment or disposal.

“Specialized Excavation”

When conventional excavation techniques are not feasible or are impractical, OP-TECH employs “specialized excavation” techniques that safely provide a non-destructive and precise excavation practice in areas such as building basements, backyards, or other confined areas.  Specialized excavation techniques are used to locate/identify underground utilities, tanks, structures, or excavation near buildings, retaining walls or foundations and for excavation of buried drums, cylinders and unknown materials.

Buried Drums and Cylinders

OP-TECH has vast experience handling complex buried drum, cylinders and unknown material excavation projects.  OP-TECH applies “specialized excavation” techniques to excavate drums from the most challenging environments.  We provide complete drum management services including, screening, sampling, profiling, manifesting and transportation and disposal of hazardous or non-hazardous waste.  These projects require careful investigation due to a large number of anomalies and the complexity of coordinating heavy equipment operations, drum handling and final site closure.

In-Situ & Ex-Situ Treatment

OP-TECH has demonstrated experience in providing in-situ and ex-situ treatment systems.  Utilizing chemical oxidation, stabilization and solidification and mobile treatment systems, we provide solutions in the most challenging environments.

Chemical Oxidation

OP-TECH provides chemical oxidation applications using peroxide (Fenton’s Reagent) and permanganate products, which cause the rapid and complete chemical destruction of many toxic organic chemicals.  The Company’s experience includes direct in-situ injection application, ex-situ or off site for successful remediation of soil and groundwater.

Stabilization and Solidification

OP-TECH provides soil solidification and stabilization applications, which reduce the mobility of hazardous substances and contaminants in the environment through both physical and chemical means.  Solidification and stabilization techniques are used alone or combined with other treatment and disposal methods to yield a product or material suitable for land disposal or in other cases that can be applied to beneficial use.  These techniques have been used as both final and interim remedial measures.

Wetlands Mitigation

OP-TECH has exceptional experience with wetlands remediation and restoration projects.  Project experience has included removal of sediments from many active water courses ranging from creeks and marshes to large scale marinas.

Mobile Treatment Applications

OP-TECH provides mobile treatment systems for routine, scheduled service applications or dispatches them on an emergency basis.  The Company’s capacities range from 10 to approximately 500 gallons per minute and are available in a number of sizes and configurations.  All systems are pre-assembled, self-contained, requiring minimal setup time upon mobilization, and are available as trailer-mount, skid-mount or containerized.

Site Closure Services

OP-TECH provides complete RCRA and Non-RCRA Site Closure Services in support of property transfer, facility closure, disaster recovery, development/redevelopment, and Brownfield transactions. The Company’s services include comprehensive decontamination, decommissioning, demolition and material/soil remediation.

Decontamination

OP-TECH offers a wide range of decontamination services. In emergency and scheduled situations, we evaluate the circumstances and develop a safe, comprehensive and cost efficient plan.

OP-TECH has preformed thousands of decontaminations and facility closures for small single buildings to multi-building expansive facilities.

Decommissioning and Demolition Services

OP-TECH provides Demolition and Dismantling Services in both emergency and scheduled situations. Applications may include building demolition and dismantling of partial or total building or plant structure.

Upgrading equipment or renovating production areas may require the removal of existing process equipment. Welded piping, stainless alloys, reactors, concrete structures, structural steel, pressure vessels and limited space requires the skillful selection of demolition techniques such as cold and hot cutting including plasma arc cutting, mechanical disassembly and/or rigging.

OP-TECH provides contamination identification, sampling, segregation and disposal. The Company implements efficient methodologies to reduce site emissions during demolition activities and cost-efficient disposal technologies.

Remedial Systems

OP-TECH fabricates and constructs integrated remediation systems configured to meet site-specific cleanup criteria while satisfying air and/or water quality discharge standards. The Company’s integrated remedial systems address all aspects of surface and subsurface contamination as it exists in groundwater and soil.

Operations and Maintenance Service

OP-TECH provides operation services and routine mechanical inspection and service of remediation systems and components.

Transportation and Disposal Services

The Company provides transportation of bulk and containerized hazardous and non-hazardous wastes from customer sites to customer-designated landfills and disposal facilities.  OP-TECH also provides liquid tank truck transports equipped with vacuum pumps.

Asbestos Abatement

OP-TECH provides asbestos abatement contracting services to both the public and private sectors.  OP-TECH has expertise in all types of asbestos abatement including removal, disposal and enclosure, and encapsulation.  Asbestos removal is performed in commercial buildings, industrial facilities, and governmental buildings.

Interior Demolition/Structural Dismantling

OP-TECH provides interior demolition services such as removing walls, ceilings, and flooring.  In addition, OP-TECH offers structural dismantling services and has experience in razing concrete, wood and steel structures, concrete and brick chimneys, and concrete piers and foundations.

On-Site Industrial and Waste Management Services

OP-TECH provides on-site industrial cleaning and waste management services.  Specialized services for the handling, processing and disposal of hazardous wastes are performed by vacuuming, soda blasting, hydroblasting, dredging, dewatering and sludge processing, sludge pumping, chemical cleaning, and tank cleaning.

OP-TECH provides line cleaning, installation of petroleum piping and process piping.  Water, storm, sewer and product piping as well as treatment systems.

24-Hour Emergency Spill Response

Many of the OP-TECH’s decontamination and mitigation activities result from a response to an emergency situation by one of its response teams.  These incidents can result from transportation accidents involving chemical or petroleum substances, fires at chemical facilities or hazardous waste sites, transformer fires or explosions involving PCBs, and other unanticipated events.  The substances involved may pose an immediate threat to public health or the environment, such as possible groundwater contamination.  The steps performed by OP-TECH include rapid response, containment and control procedures, sampling for analytical testing and assessment, neutralization and treatment, and collection and transportation of the substance to an appropriate treatment or disposal facility.  OP-TECH derives a material portion of its revenues from an agreement with the New York State Department of Environmental Conservation (NYSDEC) to provide emergency response services in certain areas of New York State, payment of which is guaranteed by the NYSDEC.

Non-Hazardous Waste Transfer and Storage Facility

OP-TECH operates a New York State permitted non-hazardous waste treatment, storage and transfer facility in its Waverly, New York office.  The Company accepts non-hazardous waste in bulk or containerized form, consolidates the waste and then transfers it to a landfill or recycling facility.

Technologies Employed

OP-TECH utilizes a wide variety of physical and chemical treatment technologies in performing its remediation activities.  Physical treatment technologies generally involve filtration and aeration techniques and are used to separate contaminants from soils, slurries, or water.  Chemical treatment technologies generally involve flocculation, clarification, precipitation, polymer addition, chemical oxidation, chemical absorption, and stabilization.  Depending on the contaminants present and the site characteristics, these technologies are combined into integrated treatment systems which reduce contaminant concentrations to levels consistent with prescribed regulatory standards.

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

The Company operates field offices in Syracuse, Massena, Rochester, Albany, Plattsburgh, Waverly and Buffalo, New York, as well as Edison, New Jersey, Baltimore, Maryland and Cleveland, Ohio.

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

Customers

The Company’s client base includes state agencies, industrial companies, railroads, real estate developers, auto parts manufacturers, aluminum producers, utility companies, waste disposal firms, municipalities, and engineering firms.  During 2008, the Company performed services for approximately 900 clients.  These projects were substantially all short-term (three months or less) in nature.  The largest business segment for the each of the years ended December 31, 2008, 2007, and 2006 was Environmental Remediation services.  Environmental Remediation  services accounted for 44%, 38% and 40% of the Company’s revenues for the years ended December 31, 2008, 2007, and 2006, respectively.  For the past three fiscal years, all of the Company’s revenues were generated from customers in the United States.

During 2008, the Company had project revenue of approximately $7,071,000 related to several contracts with the New York State Department of Environmental Conservation, which totaled approximately 19% of the Company’s revenues.  A portion of that revenue is related to the spill response and remediation contracts with the New York State Department of Environmental Conservation were extended to April 2009 and March 2009, respectively.  The loss of this project revenue could have a material adverse effect on the Company.  The Company anticipated receiving new contracts with the New York State Department of Environmental Conservation in the second quarter of 2009

Insurance

The Company maintains commercial general liability, asbestos liability and pollution liability insurance which provides aggregate coverage limits of $13 million.  In addition, the Company also maintains workers compensation, comprehensive automobile, and Directors and Officers liability insurance.  The Company’s insurance coverage is consistent with the insurance requirements found in the environmental remediation industry.

Employees

The Company has entered into a contractual co-employment agreement with a third-party provider.  As of February 1, 2009, the Company had a total of approximately 182 full-time employees under this contract.  The Company’s ability to retain and expand its staff will be an important factor in determining the Company’s future success.  The Company considers its relations with its employees to be good, and the Company has never had a work stoppage or threat of a work stoppage.

Available Information

The Company’s internet address is www.op-tech.us.  The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after the Company electronically files such material with the Securities and Exchange Commission (SEC) is available there.  The information found on the Web site is not part of this or any other report the Company files or furnishes to the SEC.

The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains electronic versions of the reports on its website at www.sec.gov.

ITEM 2. PROPERTIES

The Company leases its corporate headquarters in East Syracuse, NY and its branch office locations in Syracuse, Buffalo, Rochester, Massena, Waverly, Albany, and Plattsburgh, NY, Baltimore, MD, Edison, NJ and Cleveland, OH.  The Company leases an aggregate of approximately 105,670 square feet of office, shop and warehouse space at those locations.  The leases expire at various times through September 30, 2013.  The current aggregate monthly lease payment is $48,375 plus utilities.

Equipment

The Company’s owned equipment consists primarily of construction equipment such as vacuum trucks, dump trucks, tankers, excavation equipment, utility vehicles, pumps, generators, and compressors, some of which have been specially modified for the Company’s use.

ITEM 3. LEGAL PROCEEDINGS

The Company has an accrued liability of $450,000 and $345,000 at December 31, 2008 and 2007, respectively.  The liability has been recorded to cover management’s estimate of any potential legal indemnity settlement or other payments necessary to dispose of a particular claim against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual shareholders meeting on August 6, 2008.  The shareholders voted on the ratification of Dannible & McKee, LLP as the Company’s auditors and the election of seven directors.  The following votes were cast for each:

     For                                Against
Ratification of Dannible & McKee, LLP as
the Company’s auditors                                                                   6,144,683                                    -0-

Election of Directors:
Robert J. Berger                        Director                                           6,144,683                                     -0-
Richard L. Elander                    Director                                           6,144,683                                     -0-
Cornelius B. Murphy, Jr.         Director                                           6,144,683                                     -0-
Steven A. Sanders                   Director                                           6,144,683                                     -0-
George W. Lee                          Director                                           6,144,683                                     -0-
Richard Messina                      Director                                           6,144,683                                     -0-
Richard Jacobson                    Director                                           6,144,683                                     -0-

There were no other matters submitted to a vote of the Company’s shareholders.  After the meeting, the Company had no other directors other than those elected at the meeting.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	The shares of the Company’s common stock are listed on the Over the Counter Bulletin Board under the symbol OTES.

The high and low closing bid prices for the shares of the Company’s common stock were as follows:

Quarter Ended                                                      High Bid                                Low Bid

March 31, 2007                                                      $0.75                                            $0.75
June 30, 2007                                                         $0.75                                            $0.42
September 30, 2007                                               $0.60                                            $0.25
December 31, 2007                                                $0.25                                            $0.20
March 31, 2008                                                      $0.25                                            $0.20
June 30, 2008                                                         $0.20                                            $0.10
September 30, 2008                                               $0.30                                            $0.17
December 31, 2008                                                $0.29                                            $0.14

First quarter through
   March 18, 2008                                                    $0.93                                            $0.14

The aforementioned prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

(b)	At March 2, 2009, there were approximately 194 holders of record of the Company’s common stock.

(c)	The Company has never paid any dividends.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1) (a)	Weighted-average exercise price of outstanding options, warrants and rights (1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (1) (c)
Equity compensation plans approved by security holders	796,008	$0.15	251,336
Equity compensation plans not approved by security holders	-	-	-
Total	796,008	$0.15	251,336

.

ITEM 6. SELECTED FINANCIAL DATA

Statement of Operations Data

       Year Ended December 31,

	2008	2007	2006	2005	2004

Project Billings and Services	$36,634,822	$32,483,687	$35,069,989	$21,784,096	$18,170,103
Net Income (loss)	$654,924	($405,574)	$207,973	($145,744)	$200,086
Net Income (loss) per Share
- Basic - Diluted	$.06 $.05	($.03) ($.03)	$.02 $.02	($.01) ($.01)	$.02 $.02

Balance Sheet Data
As of December 31,

	2008	2007	2006	2005	2004
Total Assets	$17,149,598	$16,254,072	$18,470,167	$13,185,755	$12,241,068
Long-Term Obligations	$6,249,748	$6,733,952	$7,859,741	$6,024,691	$5,366,959
Total Liabilities	$13,702,400	$13,439,236	$15,305,884	$10,303,758	$9,241,864
Shareholders’ Equity	$3,447,198	$2,814,836	$3,164,283	$2,881,997	$2,999,204

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, the Company had cash and cash equivalents of $80,003 as compared to $93,535 at December 31, 2007.  Cash in the Company’s operating account is electronically transferred nightly to pay down the Company’s revolving line of credit in order to minimize interest expense.

At December 31, 2008, the Company had working capital of $5,740,747 compared to working capital of $5,154,115  at December 31, 2007.  The Company had a current ratio of approximately 1.77 to 1 at the end of 2008 and at the end of 2007.

Cash provided by operating activities during 2008 was $597,787 compared to $1,461,129 during 2007.  The decrease in cash provided by operating activities in 2008 was mainly attributable to a net increase in accounts receivable due to higher project volume in the forth quarter.

The Company’s net cash used in investing activities of $482,404 during 2008 was attributable to the purchase of various field and office equipment.

Cash used in financing activities of $128,915 in 2008 was primarily due to the net pay downs on the Company’s line of credit.

The Company has a loan agreement that provides for borrowings up to $6,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later.  The loan is payable on January 5, 2010, bears interest at a rate of prime plus .50 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company.  The loss of the availability of this line of credit after January 5, 2010 could have an adverse effect on the Company if alternate financing sources are not available.  As of December 31, 2008, borrowing against the revolving loan aggregated $4,865,097.

During 2008, all principal payments on the Company’s debt were made within payment terms. The Company was not in compliance with the capital expenditure limit financial covenant and received a waiver at December 31, 2008.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value as the exchange price that would be received for an asset, or the exit price paid to transfer a liability. It also establishes a fair value hierarchy, which prioritizes the use of market-based inputs over company-specific inputs, and requires expanded disclosures about the inputs and methods used to determine the fair value.  The effect of our adoption of SFAS No. 157 on January 1, 2008 was not material and no adjustment to Accumulated Deficit was required. Refer to Note 13 for the required disclosures as a result of the adoption of SFAS No. 157.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” which permits a company to elect to measure certain financial assets and financial liabilities at fair value. The Company has not elected to measure any financial assets and financial liabilities at fair value that were not previously required to be measured at fair value. There has been no impact on the Company’s results of operations as a result of the adoption of this standard.

On January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which supplements SFAS No. 109, “Accounting for Income Taxes,” which requires specific thresholds for measurement and recognition of income tax positions, as well as expanded disclosures. Tax positions recorded for financial statement purposes must be more likely than not to be sustained if challenged by the relevant jurisdiction, and must be re-evaluated at each balance sheet date. There has been no significant impact on the Company’s results of operations as a result of the adoption of this standard.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements at December 31, 2008 or December 31, 2007 that require disclosure under this item.

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

2008 COMPARED TO 2007

Revenues

During the year ended December 31, 2008, the Company’s revenues increased 12.8% to $36,634,822 as compared to $32,483,687 for the year ended December 31, 2007.

When comparing 2008 to 2007, the overall increase in project revenue is due to an increase in larger projects performed by the Company during the year.  The Company has made a planned effort to bid on larger projects based on overall increases in service capabilities.

Project Costs and Gross Margin

Project costs for the year ended December 31, 2008 increased 11.9% to $27,693,209 from $24,739,420 for the year ended December 31, 2007.  Project costs as a percentage of revenues were 75.6% for the year ended December 31, 2008, compared to 76.2% for the year ended December 31, 2007.  The gross profit margin for the year ended December 31, 2008 was 24.4% compared to 23.8% for the year ended December 31, 2007.  Gross profit in dollars increased 15.5% to $8,941,613 from $7,744,267 in 2007.  Project costs paid to St. Lawrence Industrial Services, Inc., a related party, amounted to approximately $1,037,000 in 2008 and $917,000 in 2007.

The increase in the gross margin percentage was planned and was due to the performance of several large projects and the Company’s ability to maximize purchasing efficiencies to reduce costs and increase overall gross margin dollars.

Selling, General, and Administrative Expenses

During the year ended December 31, 2008, selling, general, and administrative (“SG&A”) expenses increased 3% to $7,763,142 compared to $7,525,635 reported for the previous year.

SG&A expenses as a percentage of revenue decreased to 21% for the year ended December 31, 2008 from 23% for the year ended December 31, 2007.

When comparing 2008 to 2007, the reduction in 2008 operating expenses is primarily attributed to the following:
•
Payroll and related expenses decreased 10% to $3,274,281 from $3,648,657 in 2007.  The decrease is related to an improvement in efficiencies and reductions of employee benefit costs and non-billable labor.

•	Business insurance decreased 20% to $506,123 from $636,180 in 2007 primarily as a result of the Company’s ability to mitigate risk and reduce claims.

Operating Income

As a result of the factors discussed above, for the year ended December 31, 2008, the Company reported operating income of $1,074,116 compared to operating income of $218,632 for the previous year.

Interest Expense

Interest expense decreased 33% to $449,785 in 2008 compared to $669,379 in 2007.  The decrease in interest expense was primarily due to a decrease in the rates paid on the Company’s floating rate debt that is tied to changes in the prime rate.  The prime rate decreased from 7.25% at December 31, 2007 to 3.25% at December 31, 2008.

Net Income Before Income Taxes

Net income before income taxes amounted to $633,653 in 2008 compared to net loss before income taxes of $451,619 in 2007.

Income Tax Expense

The Company recorded a net income tax benefit of $21,271 in 2008 compared to an income tax benefit of $46,045 in 2007.

Net Income

Net income for the year ended December 31, 2008 was $654,924 or $.06 per share basic and diluted compared to net loss of $405,574 or $.03 per share basic and diluted for the year ended December 31, 2007.

Key Performance Indicators

Management measures equipment utilization and labor efficiency on a monthly basis in addition to project revenue and gross margin discussed above.

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

Project Costs and Gross Margin

Project costs for the year ended December 31, 2007 decreased 12% to $24,739,420 from $28,007,851 for the year ended December 31, 2006.  Project costs as a percentage of revenues were 76% for the year ended December 31, 2007, compared to 80% for the year ended December 31, 2006.  The gross profit margin for the year ended December 31, 2007 was 24% compared to 20% for the year ended December 31, 2006.  Gross profit in dollars increased 10% to $7,744,267 from $7,062,138 in 2006.  Project costs paid to St. Lawrence Industrial Services, Inc., a related party, amounted to approximately $917,000 in 2007 and $1,074,000 in 2006.

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

•	Business insurance increased 27.4% to $636,180 from $499,233.
•	Bad debt expense increased 315% to $258,253 from $62,157 in 2006 as a result several receivable collection difficulties reserved for in the allowance for doubtful accounts.
•	Equipment expense, net of usage credit increased 87% to $905,128 from $492,491 primarily attributed to increases in fuel expense, depreciation expense and repair expense.

Provision for Impairment of Land and Buildings Held for Sale

In September 2006, the Company recognized a provision for impairment of its land and buildings held for sale in the amount of $150,000 to adjust the carrying value of the land and building held for sale to its fair value.  In November 2006, the Company sold the land and buildings for $700,000, which generated an additional loss of $49,873.

Operating Income

As a result of the factors discussed above, for the year ended December 31, 2007, the Company reported operating income of $218,632 compared to operating income of $1,058,394 for the previous year.

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

Net Income / Loss Before Income Taxes

Net loss before income taxes amounted to $451,619 in 2007 compared to net income before income taxes of $388,938 in 2006.

Income Tax Benefit / Expense

The Company recorded a net income tax benefit of $46,045 in 2007 compared to an income tax expense of $180,965 in 2006.

Net Income / Loss

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

Interest rate swaps are used to hedge a term debt obligation.  Based on the Company’s overall interest rate exposure as of and during the year ended December 31, 2008, including derivative and other rate sensitive instruments, a one percent change in interest rates would increase or decrease interest expense by approximately $70,000 annually.

The Company is aware that as the economy slows down, the Company’s business could be affected by client companies closing operations or reducing production, which could reduce the amount of waste generated, industrial cleaning projects, and environmental remediation projects available.  In order to try to mitigate this market risk, the Company continues to make every effort to secure more emergency spill response contracts and long-term environmental remediation and industrial cleaning projects.

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

Report On Internal Control Over Financial Reporting — We have evaluated OP-TECH’s internal control over financial reporting as of December 31, 2008. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, we have concluded that OP-TECH’s internal control over financial reporting is effective as of December 31, 2008.  This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Report On Disclosure Controls And Procedures — As of December 31, 2008, we carried out an evaluation of the effectiveness of the design and operation of OP-TECH’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, we concluded that OP-TECH’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in OP-TECH’s periodic filings under the Exchange Act is accumulated and communicated to us to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

ITEM 9b – OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE COMPANY

The following table sets forth certain information about the directors of the Company, all of whom were unanimously elected at the Annual Meeting of Stockholders of the registrant on August 6, 2008 for a term of one year.

Each director has served continuously since he was first elected.

The Board of Directors held four meetings during the last calendar year.  All of the directors attended more than 75% of the total number of meetings held by the Board of Directors.

Name, Age Principal Occupation	Year First Elected	Certain Other Information
Robert J. Berger (62) Director and Co-Chairman of the Board	1998

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

Richard Messina (46) Director and Co-Chairman of the Board	2005
Mr. Messina was elected to the Board in November 2005 and elected Co-Chairman of the Board in January 2007.  Mr. Messina founded The Benchmark Company, LLC, a securities broker-dealer, in 1988.  Benchmark is primarily engaged in equity research, sales, and trading on behalf of institutional clients.  Mr. Messina currently serves as Co-Chief Executive Officer of Benchmark.

Cornelius B. Murphy, Jr. (64) Director	1991

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

Richard L. Elander (67) Director	1991
Mr. Elander has served in his present position as a Director since November of 1991. Mr. Elander previously served as the Commissioner of the Onondaga County Department of Water Environment Protection prior to retirement.

Steven A. Sanders (63) Director	1991
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

George W. Lee, Jr. (60) Director	2002
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

Richard Jacobson (45) Director	2006
Mr. Jacobson was elected to the Board in February 2006.  From 2005 to 2009 he was a Senior Managing Director with Stern Capital.  From 1999 to 2003 he was Managing Director and Co-Group Head in the merchant banking group of Indosuez Capital.  From 1997 to 1999 he was a Vice President in the leveraged finance group of SG Cowen.  From 1994 to 1997 he was an associate in the leveraged finance group of Chemical Securities, Inc.  Mr. Jacobson began his career as an attorney for the law firm of Jacobs, Persinger and Parker.

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

AUDIT COMMITTEE

The members of the Committee are Messrs. Cornelius Murphy, Richard Elander, and George Lee. The Committee operates under a written charter adopted by the Board of Directors.  The Committee held three meetings during the year ended December 31, 2008.  Its duties and responsibilities include:
•	Oversight of the financial reporting process and management’s responsibility for the integrity, accuracy and objectivity of financial reports, and accounting and financial reporting practices.
•	Recommending to the Board the appointment of the Company’s independent registered accounting firm.
•	Oversight of the adequacy of the Company’s system of internal controls.
•	Oversight of management practices relating to ethical considerations and business conduct, including compliance with laws and regulations.

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

The Committee recommended to the Board of Directors the appointment of Dannible & McKee, LLP as the Company’s independent accountants for the year 2008, as ratified by shareholders.  The Company’s independent accountants provided to the Committee the written disclosure required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm’s independence.

Management represented to the Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles.  The Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants.  The Committee discussed with the independent accountants matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees) as currently in effect.  Based on these discussions and reviews, the Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for filing with the Securities and Exchange Commission.

The Committee does not have a financial expert.  Due to the small size of the Company and lack of financial complexity, the Committee does not anticipate adding a financial expert.

REPORT OF AUDIT COMMITTEE

The Audit Committee reviews the company’s financial reporting process on behalf of the Board.  Management has the primary responsibility for establishing and maintaining adequate internal financial controllership, for preparing the financial statements and for the public reporting process.  Dannible & McKee, LLP, our company’s independent auditor for 2008, is responsible for expressing an opinion on the conformity of the company’s audited financial statements with generally accepted accounting principles.

In this context, the committee has reviewed and discussed with management and Dannible & McKee, LLP the audited financial statements for the year ended December 31, 2008.  The committee has discussed with Dannible & McKee, LLP the matters that are required to be discussed by Statement on auditing Standards No. 61 (Communication with Audit committees).  Dannible & McKee, LLP has provided to the committee the written disclosures and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the committee has discussed with Dannible & McKee, LLP that firm’s independence.  The committee has concluded that Dannible & McKee, LLP’s provision of audit and non-audit services to the company is compatible with Dannible & McKee, LLP’s independence.

Based on the considerations and discussions referred to above, the committee recommended to the Board of Directors that the audited financial statements for the year ended December 31, 2008 be included in the Annual Report on form 10-K for 2008.  This report is provided by the following independent directors, who comprise the committee:

Cornelius B. Murphy, PhD (Chairman)
Richard L. Elander
George W. Lee, Jr.

EXECUTIVE OFFICERS OF THE COMPANY

Charles Morgan (55) Chief Executive Officer
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

Jon Verbeck (48) Chief Financial Officer & Treasurer
Mr. Verbeck was named Chief Financial Officer (“CFO”) and Treasurer in May 2007.  Prior to joining the Company, Mr. Verbeck was the Managing Director of a business consulting firm.  From 1991 to 2005, he was the CFO for a manufacturing and distributor company.  Prior to 1991, he worked as an auditor for a public accounting firm from 1985 to 1991.  Mr. Verbeck is a Certified Public Accountant in New York State.

CODE OF ETHICS FOR SENIOR OFFICERS

The Company has adopted a code of ethics that applies to its senior executive and financial officers.  The Code of Ethics for senior officers is included in Exhibit 14.

BENEFICIAL OWNERSHIP AND REPORTING COMPANIES

Section 16(a) of the Exchange Act requires our directors, officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Directors, officers and 10% holders are required by Commission regulations to send us copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms sent to us and the representations made by the reporting persons to us, we believe that during the fiscal year ended December 31, 2008, our directors, officers and 10% holders complied with the filing requirements under Section 16(a) of the Exchange Act.

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

At its February 2009 meeting, the Compensation Committee made cash bonus awards to the named executives for 2008 in the amounts shown in the Summary Compensation Table.

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

Post Termination of Employment Benefits –

The Company has not entered into employment agreements with any executive officers that provide severance or other benefits following their resignation, termination, retirement, death or disability

Mr. Morgan has signed a new employment agreement on March 28, 2008 that runs through March 31, 2011.    Under the Agreement, if seventy-five percent (75%) of the common stock or assets of the Company is sold, Mr. Morgan shall be entitled to a sale fee.  The sale fee shall be based on the total common stock value or total asset value in the case of an asset sale.  The value, which shall be finally determined by the Board of Directors, shall not include debt, holdbacks, escrow funds, earn-outs or similar items.

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

E. Executive Officer Compensation Disclosure Tables

Summary Compensation Table

Name and Principal Position(s) (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (1) (f)	Change in Pension value and Nonqualified Deferred Compensation Earnings (h)	All Other Compensation ($) (2) (i)	Total ($) (j)
Charles B. Morgan	2008	$179,000	$17,500	$0	$0	$0	$18,700	$215,200
Chief Executive Officer	2007	$157,700	$17,500	$0	$11,666	$0	$22,700	$209,566

Jon S. Verbeck	2008	$120,000	$5,000	$0	$0	$0	$0	$125,000
Chief Financial Officer

(1) See relevant SFAS No. 123R assumptions in Note 2 of the Consolidated Financial Statements.

(2) Mr. Morgan was paid $18,700 and $22,700 for unused vacation in 2008 and 2007, respectively.

Column g, Non-Equity Incentive Plan Compensation, is not applicable and is omitted.

Grants of Plan-Based Awards Table

Grants of plan-based awards table is not included since the Company did not grant any plan-based awards in 2008.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)

Mr. Morgan	16,667	0	$0.06	05/21/12
	33,333	0	$0.15	11/19/13
	50,000	0	$0.40	01/26/15

Columns d, i and j related to Equity Incentive Plan Awards are not applicable and are omitted.

Aggregated Option Exercises in Last Fiscal Year

Option exercises and stock vested table is not included since no options were exercised in 2008.

Pension Benefits Table

Pension benefits table is not included since the Company does not maintain any qualified defined benefit plans or supplemental executive retirement plans.

Non-Qualified Deferred Compensation Table

Non-qualified deferred compensation table is not included since the Company does not maintain any plans on a non-qualified basis.

Director Compensation Table

The following table summarizes the compensation paid to the Chairman and each nonemployee director for his or her service to the Board and its committees during 2008:

Name (a)	Fees Earned or Paid in Cash ($) (b) (1)	Option Awards ($) (d)	All Other Compensation ($) (g)	Total ($) (h)
Robert J. Berger	$18,800	$0	$0	$18,800
Richard Messina	$26,500	$0	$0	$26,500
Richard L. Elander	$11,500	$0	$0	$11,500
Cornelius B. Murphy, Jr.	$9,500	$0	$0	$9,500
Steven A. Sanders	$10,000	$0	$0	$10,000
George W. Lee, Jr.	$9,500	$0	$0	$9,500
Richard Jacobson	$8,000	$0	$0	$8,000

(1) In 2008 Directors of the Company were paid $2,000 for each Board meeting attended and $500 for each sub-committee meeting attended.

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

Richard Messina (Chairman)
Robert Berger
Cornelius Murphy, Jr.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the company’s common stock at February 1, 2009 by persons who, to the knowledge of the Board of Directors, beneficially own more than five percent of the outstanding shares of common stock of the Corporation.

All voting power of the Corporation is vested in its common stock.  As of the close of business on February 1, 2009, 11,940,372 shares of common stock par value $.01 per share were outstanding.  Each share of common stock is entitled to one vote.

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
1007 Overlook Terrace
Cazenovia, NY 13035

(1)
Based upon the sum of (a) 11,940,372 shares of common stock outstanding, and (b) underlying options and warrants that have vested and not been exercised and underlying options and warrants that will vest within the next 60 days relating to a particular shareholder.

(2)	All shareholder’s directly or beneficially own all shares except for Mr. Messina who owns 1,343,933 shares directly and 2,864,518 shares indirectly.

(3)	Includes 480,000 shares issuable upon the exercise of warrants to purchase common stock issued to Summit Capital Associates, Inc., an affiliate of Mr. Messina.

(4)	Includes options to purchase 13,333 shares of Common Stock.

The following table sets forth certain information furnished to the Company regarding the beneficial ownership of the Company’s common stock at February 1, 2009 by each director and nominee for election as director and each elective officer. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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
(4)
Based upon the sum of (a) 11,940,372 shares of common stock outstanding, and (b) shares underlying options and warrants that have vested and not been exercised and shares underlying options and warrants that will vest within the next 60 days relating to a particular shareholder.

(5)	Includes 480,000 shares issuable upon the exercise of warrants to purchase common stock issued to Summit Capital Associates, Inc., an affiliate of Mr. Messina.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Steven A. Sanders, one of our directors, is a partner at the law firm of Sanders, Ortoli, Vaughn-Flam, Rosenstadt, LLP, and formerly of counsel at the law firm of Rubin, Bailin, Ortoli, LLP which provides professional services to the Company, and it is anticipated that it will continue to do so.  The cost of these services in 2008 was approximately $23,882.

We purchase subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by Robert J. Berger, one of our directors.  Pricing for these services are based on cost plus an agreed upon mark-up.  The costs for these services amounted to approximately $1,216,000 in 2008, which includes approximately $120,000 paid for services of the CFO.

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees billed by Dannible & McKee, LLP, the Company’s principal accountants in the aggregate for each of the last two years were as follows:

   2008                                   2007

Audit Fees                                $ 60,720                      $ 32,500

Audit Related Fees                  $         0                      $          0

Tax Fees                                    $ 26,750                      $ 13,500

There were no other fees billed for services other than those noted above.

The fees for tax services represent fees for compliance related to Federal and state tax return preparation and filing.

The fees for audit and tax services for 2008 were proposed to the audit committee and approved by that committee in an engagement letter.  No other services were provided by the accountants that would require approval by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                Page
(a)	Financial Statements

(1)           Report of Independent Accountants                                   F-2
Consolidated Balance Sheets at December 31, 2008 and 2007                         F-3
Consolidated Statement of Operations for the years ended
    December 31, 2008, 2007, and 2006                                           F-4
Consolidated Statements of Shareholders’ Equity and Comprehensive
    Income for the years ended December 31, 2008, 2007, and 2006                           F-5
Consolidated Statements of Cash Flows for the years ended
    December 31, 2008, 2007, and 2006                                            F-6
Notes to Consolidated Financial Statements                                       F-7

(2)	Schedule II, Valuation and Qualifying Accounts for the Years
Ended 2008, 2007, and 2006                                                 F-19

All other schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the Financial Statements or notes thereto.

(b)           Exhibits

10.1	Stock Option Plan - Incorporated herein by reference to the
Company’s Information Statement filed November 6, 2002*
14           Code of Ethics*
21           Subsidiaries of the Registrant*
31.1           CEO Certification
31.2           CFO Certifications
32.1           Section 1350 CEO Certifications
32.2           Section 1350 CFO Certifications

* Incorporated by reference to previous filings

OP-TECH Environmental

Services, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2008 and 2007

Independent Registered Accounting Firm

To the Shareholders and Board of Directors of
OP-TECH Environmental Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of OP-TECH Environmental Services, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OP-TECH Environmental Services, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dannible & McKee, LLP
Syracuse, New York

March 23, 2009

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
Assets

Current assets:
Cash (Note 4)	$ 80,003	$ 93,535
Accounts receivable, net (Notes 1 and 5)	8,914,131	8,355,280
Costs on uncompleted projects applicable to future billings (Note 1)	2,824,799	2,188,514
Inventory	426,412	402,351
Current portion of deferred tax asset (Note 11)	559,400	301,900
Prepaid expenses and other current assets	388,654	517,819

Total current assets	13,193,399	11,859,399

Property and equipment, net (Note 6)	3,031,899	3,266,973
Deferred tax asset (Note 11)	924,300	1,127,700

Total Assets	$ 17,149,598	$ 16,254,072

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$ 3,543,822	$ 2,598,756
Outstanding checks in excess of bank balance (Note 1)	1,026,126	592,757
Billings in excess of costs and estimated
profit on uncompleted contracts (Note 1)	479,237	1,369,899
Accrued expenses and other current liabilities	1,153,383	957,625
Accrued litigation reserve (Note 8)	450,000	345,645
Current portion of long-term debt (Note 9)	800,084	840,602

Total current liabilities	7,452,652	6,705,284

Long-term debt, net of current portion (Note 9)	1,384,651	1,871,745
Note payable to bank under line of credit (Note 9)	4,865,097	4,862,207

Total liabilities	13,702,400	13,439,236

Shareholders' equity:
Common stock, par value $.01 per share; authorized
20,000,000 shares; 11,940,372 and 11,937,038 shares
outstanding as of December 31, 2008 and 2007, respectively	119,404	119,371
Additional paid-in capital	7,005,891	7,005,724
Accumulated deficit (Note 15)	(3,649,132)	(4,304,059)
Accumulated other comprehensive loss	(28,965)	(6,200)

Shareholders' equity, net	3,447,198	2,814,836

Total Liabilities and Shareholders' Equity	$ 17,149,598	$ 16,254,072

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31, 2008 , 2007 and 2006

	2008	2007	2006

Project billings and services	$ 36,634,822	$ 32,483,687	$ 35,069,989
Project costs	27,693,209	24,739,420	28,007,851

Gross margin	8,941,613	7,744,267	7,062,138

Selling, general and administrative expenses	7,763,142	7,525,635	5,853,744
Litigation reserve (Note 8)	104,355	-	-
Provision for impairment of land and buildings
held for sale (Note 7)	-	-	150,000

Operating income	1,074,116	218,632	1,058,394

Other income (expense):
Interest expense	(449,785)	(669,379)	(615,361)
Other, net	9,322	(872)	(54,095)

	(440,463)	(670,251)	(669,456)

Net income (loss) before income taxes	633,653	(451,619)	388,938

Income tax benefit (expense) (Note 11):
Current	(17,829)	(7,455)	(9,201)
Deferred	39,100	53,500	(171,764)

	21,271	46,045	(180,965)

Net Income (loss)	$ 654,924	$ (405,574)	$ 207,973

Earnings (loss) per common share:
Basic	$0.05	($0.03)	$0.02
Diluted	$0.05	($0.03)	$0.02

Weighted average shares outstanding:
Basic	11,938,706	11,858,706	11,746,476
Diluted	12,292,286	12,174,820	12,325,546

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Years Ended December 31, 2008 , 2007 and 2006

					Accumulated
			Additional		Other
	Common	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balance at December 31, 2005	11,745,371	117,454	6,855,901	(4,106,458)	15,100	2,881,997

Issuance of 3,333 Shares	3,333	33	167	-	-	200

Tax Benefit of the Exercise of Stock Options	-	-	900	-	-	900

Recognition of Stock Compensation Expense	-	-	68,613	-	-	68,613

Other Comprehensive Income:						-
Change in Fair Value of Cash Flow Hedge
net of tax effect of $2,960	-	-	-	-	4,600	4,600

Net Income	-	-	-	207,973	-	207,973

Total Comprehensive Income	-	-	-	-	-	212,573

Balance at December 31, 2006	11,748,704	117,487	6,925,581	(3,898,485)	19,700	3,164,283

Issuance of 188,334 Shares	188,334	1,884	22,916	-	-	24,800

Tax Benefit of the Exercise of Stock Options	-	-	-	-	-	-

Recognition of Stock Compensation Expense	-	-	57,227	-	-	57,227

Other Comprehensive Income:
Change in Fair Value of Cash Flow Hedge
net of tax effect of $17,300	-	-	-	-	(25,900)	(25,900)

Net Loss	-	-	-	(405,574)	-	(405,574)

Total Comprehensive Loss	-	-	-	-	-	(431,474)
Balance at December 31, 2007	11,937,038	$ 119,371	$ 7,005,724	$(4,304,059)	$ (6,200)	$ 2,814,836

Issuance of 3,334 Shares	3,334	33	167	-	-	200

Tax Benefit of the Exercise of Stock Options	-	-	-	-	-	-

Other Comprehensive Income:						-
Change in Fair Value of Cash Flow Hedge
net of tax effect of $15,000	-	-	-	-	(22,765)	(22,765)

Net Income	-	-	-	654,924	-	654,924

Total Comprehensive Income	-	-	-	-	-	632,159
Balance at December 31, 2008	11,940,372	$ 119,404	$ 7,005,891	$(3,649,135)	$ (28,965)	$ 3,447,195

Balance per f/s				(3,649,132)
Investment in LTD previously				(3)

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2008 , 2007 and 2006

	2008	2007	2006
Operating activities:
Net income (loss)	$ 654,924	$ (405,574)	$ 207,973
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Bad debt expense	264,516	258,253	62,157
Depreciation and amortization	717,478	716,467	610,472
Loss on sale of property and equipment	-	-	49,873
Provision for impairment of land and buildings held for sale	-	-	150,000
Provision for deferred income taxes	(39,100)	(53,500)	172,664
Provision for stock compensation expense	-	57,227	68,613
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	(823,367)	1,394,653	(4,257,366)
Costs on uncompleted projects
applicable to future billings	(636,285)	795,809	(1,581,031)
Prepaid expenses, inventory and other assets, net	105,104	(49,074)	297,030
Billings and estimated profit in excess
of costs of uncompleted contracts	(890,662)	573,461	195,733
Accrued litigation defense reserve	104,355	(54,355)	(50,000)
Accounts payable and other accrued expenses	1,140,824	(1,772,238)	2,924,422

Net cash provided by (used in) operating activities	597,787	1,461,129	(1,149,460)

Investing activities:
Proceeds from sale of property and equipment	-	-	692,208
Purchases of property and equipment	(482,404)	(766,659)	(1,031,994)

Net cash used in investing activities	(482,404)	(766,659)	(339,786)

Financing activities:
Proceeds from issuance of common stock	200	24,800	200
Increase (decrease) in outstanding checks in excess of
bank balance	433,369	443,016	(207,508)
Proceeds from notes payable to banks and
long-term borrowings, net of financing costs	15,500,081	16,057,390	16,351,122
Principal payments on current
and long-term borrowings	(16,062,565)	(17,157,122)	(14,714,515)

Net cash provided by (used in) financing activities	(128,915)	(631,916)	1,429,299

Increase (decrease) in cash and cash equivalents	(13,532)	62,554	(59,947)

Cash and cash equivalents at beginning of year	93,535	30,981	90,928

Cash and cash equivalents at end of year	$ 80,003	$ 93,535	$ 30,981

Non-cash items:
Non-cash financing of insurance	$ 566,043	$ 623,431	$ 507,472

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

OP-TECH AVIX, Inc. (AVIX) is a subsidiary of OP-TECH Environmental Services, Inc. formed in January 2002 to pursue and engage in diversified lines of business.  In the fourth quarter of 2004, this subsidiary became inactive, and the Company is no longer pursuing the lines of business that AVIX performed.  Therefore, separate segment information is no longer presented in the Financial Statements.

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

Normal delays relating to receipt of job-related vendor invoices, payroll processing, and billing compilation typically cause customer invoices relating to revenue earned in a certain month to be mailed in the first two weeks of the following month.  Such invoices mailed after year-end that are included in December 31, 2008 and December 31, 2007 accounts receivable are approximately $2,825,000 and $2,000,000, respectively.

Certain states impose a sales tax on the Company’s sales to nonexempt customers.  The Company collects the required sales tax from customers and remits the entire amount to the respective state.  The Company’s policy is to exclude the tax collected and remitted from revenues and expenses.

Concentration of Business Risk - Significant Customers

Sales to one customer amounted to approximately $7,071,000, $7,212,000, and $8,509,000 in 2008, 2007 and 2006, respectively.  Accounts receivable at December 31, 2008 and 2007, include $1,835,000 and $711,000 respectively, from this customer.

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

Financial Instruments

The Company maintains various financial instruments in the ordinary course of business, which consist of cash, accounts receivable and payable, notes payable, long-term debt, a line of credit and interest rate swap transaction.  The carrying value of the Company’s financial instruments approximates their fair value at December 31, 2008 and 2007.  The fair values of fixed rate notes payable and long-term debt are determined using incremental borrowing rates available to the Company for similar types of borrowings.  The fair value of the interest rate swap agreement is fully discussed in Note 13.  All other financial instruments are short-term in nature and their fair values are based on the amounts that they have been or will be settled for subsequent to the balance sheet date.

    Cash overdraft liability

At December 31, 2008 and 2007, the Company had outstanding checks in excess of its operating bank account balance, as funds are only transferred to the operating account as necessary to cover checks that are presented for payment.  The Company’s bank accounts maintained a positive cash balance and the Company’s line of credit is sufficient to cover checks that clear before additional deposits are made.

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

Impact of Recently Issued Accounting Standards

On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value as the exchange price that would be received for an asset, or the exit price paid to transfer a liability. It also establishes a fair value hierarchy, which prioritizes the use of market-based inputs over company-specific inputs, and requires expanded disclosures about the inputs and methods used to determine the fair value.  The effect of our adoption of SFAS No. 157 on January 1, 2008 had no impact on the amounts recorded in the financial statements. Refer to Note 13 for the required disclosures as a result of the adoption of SFAS No. 157.

On January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115,” which permits a company to elect to measure certain financial assets and financial liabilities at fair value. The Company has not elected to measure any financial assets and financial liabilities at fair value which were not previously required to be measured at fair value, therefore, there has been no impact on the Company’s results of operations based on the adoption of this standard.

On January 1, 2007, the Company adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which supplements SFAS No. 109, “Accounting for Income Taxes,” which requires specific thresholds for measurement and recognition of income tax positions, as well as expanded disclosures. Tax positions recorded for financial statement purposes must be more likely than not to be sustained if challenged by the relevant jurisdiction, and must be re-evaluated at each balance sheet date. There has been no significant impact on amounts recorded or disclosed in the Company’s financial statements as a result of the adoption of this standard.

2.	Stock Based Compensation and Earnings Per Share

The Company maintains an equity incentive plan under which it may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, performance awards, or other forms of stock-based compensation to employees. Stock-based compensation is accounted for in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally three years) using the straight-line method. See Note 14 for additional details.

Basic earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding for the period, which were 11,938,706, 11,858,706, and 11,746,476 for the years ended December 31, 2008, 2007 and 2006, respectively.  Diluted earnings per share includes the potentially dilutive effect of common stock issuable upon conversion of stock options or warrants, using the treasury stock method.

There are warrants outstanding to purchase 480,000 shares of the Company’s common stock at a price of $0.066 per share. The warrants are exercisable at the holder’s option at any time and from time to time, in whole or in part, until expiration in May of 2010.

3.	Related Party Transactions

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc. which is owned by a director of the Company.  The cost for these services amounted to approximately $1,216,000, $1,042,000, and $1,074,000 in 2008, 2007, and 2006, respectively.

A director of the Company is a partner in or has been of counsel for law firms that provided professional services to the Company.  The cost for these services amounted to approximately $24,000, $15,000, and $5,000 in 2008, 2007 and 2006, respectively.

4.      Cash

Using a zero balance account, the Company voluntarily applies all available cash in the Company’s operating account to pay down the Company’s note payable to bank under the line of credit (Note 9) nightly.  From time to time cash balances held at the financial institution may exceed the Federal Deposit Insurance Corporation limits.

5.         Accounts Receivable

Accounts receivable at December 31, 2008 and 2007 consists of:

	2008	2007

Accounts Receivable, gross	$ 9,313,290	$ 8,616,187
Allowance for uncollectible receivables	(399,159)	(260,907)
Accounts Receivable, net	$ 8,914,131	$ 8,355,280

All customer accounts receivable collateralize the Company’s outstanding loans with its primary lender (see Note 9).

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6.	Property and Equipment

Property and equipment at December 31, 2008 and 2007 consist of:

	2008	2007

Furniture and fixtures	$ 50,693	$ 21,758
Leasehold improvements	200,594	192,221
Office machines	262,203	248,139
Field equipment	7,163,506	6,732,474
	7,676,996	7,194,592
Less: Accumulated depreciation	(4,645,097)	(3,927,619)
	$ 3,031,899	$ 3,266,973

Depreciation expense approximated $717,000, $716,000, and $610,000 for years ended December 31, 2008, 2007 and 2006, respectively.

7.	Land and Buildings Held for Sale

On November 17, 2006, the Company sold approximately 14 acres of land, and buildings thereon, which it owned on the St. Lawrence River in Massena, NY for $692,208 and recorded a loss on sale of property in the amount of $199,873, which included a $150,000 impairment loss recognized in the quarter ended September 30, 2006.

8.	Accrued Litigation Reserve

The Company has accrued a liability of $450,000 and $345,645 at December 31, 2008 and 2007, respectively.  The liability has been recorded to cover management’s estimate of any potential legal indemnity settlement or other payments necessary to dispose of a particular claim against the Company.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9.	Long-Term Debt Obligations

Long-term debt at December 31, 2008 and 2007 consists of:

	2008	2007

Note payable to bank under line of credit. Due January 5, 2010. (a)	$ 4,865,097	$ 4,862,207

Term Loan due in monthly installment payments of $24,848
plus interest at prime plus .75%, hedged by an interest rate swap. (a)	956,384	1,216,694

Term Loans due in monthly installment payments aggregating
$19,443 and $20,024 at December 31, 2008 and 2007, respectively
plus interest at prime plus .75%. (a)	864,576	1,097,899

Insurance Financing Notes, due in monthly installment payments of $ 58,307 and $64,864 including interest at 6.5% and 7.5% at
December 31, 2008 and 2007, respectively collateralized by
assignment of unearned premiums.	173,035	191,613

Equipment Notes, due in monthly installment payments aggregating
$9,598 and $11,803 at December 31, 2008 and 2007, including
interest at rates ranging from 5.3% to 7.9%, collateralized by equipment with a carrying value of approximately $775,000
and $900,000 at December 31, 2008 and 2007, respectively.	88,881	206,141

Equipment Note, due in monthly installment payments of $1,756 plus interest at prime plus .75%, collateralized by equipment with a carrying value of approximately $85,000 at
December 31, 2008.	101,859	-

	2,184,735	2,712,347
Less: Current portion	(800,670)	(840,602)
	$ 1,384,065	$ 1,871,745

(a)	The Company has entered into financing agreements (the “Agreements”) with a lender (“Primary Lender”).

As of December 31, 2008, the Agreements include a Line of Credit note which provided for borrowings up to $6,000,000 to be used to provide working capital and expires on January 5, 2010, unless renewed by the lender.  Interest is charged at prime plus .50%.

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

The interest rate swap hedge instrument has a fixed rate of 7.05%, matures on February 1, 2012, and has a notional amount that remains equal to the principal balance on the Term Loan.   The difference between the prime rate, as periodically adjusted, and the Interest Rate Swap rate of 7.05% will be settled monthly.  The effect of the interest rate swap is to fix the floating rate on the Term Loan at 7.80%.  The Mark to Market valuation, representing the net present value of the expected cash flow from the Interest Rate Swap, is a liability of $48,665 and $10,800 at December 31, 2008 and 2007, respectively and is included in long-term debt.  The Company made additional payments to settle the Interest Rate SWAP of $17,828 for the year ended December 31, 2008 and had payment reductions of $15,575 for the year ended December 31, 2007.

The Agreements also include Term Loan agreements, which are not hedged by Interest Rate Swap Transactions, which are due in monthly principal installment payments that aggregate $19,443 plus interest at prime plus .75%.

The Agreements are collateralized by all present and future right, title and interest in all of the personal property of the Company including, but not limited to, all accounts receivable, inventory and equipment.  This collateral has a carrying value at December 31, 2008 as follows:

Accounts Receivable, net of Allowance for Doubtful Accounts	$ 8,914,131
Inventory	426,412
Equipment, net of Accumulated Depreciation	3,031,899
$ 12,372,442

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

The Company was not in compliance with the capital expenditure limit financial covenant and received a waiver at December 31, 2008.  The Company was not in compliance with the covenants as of December 31, 2007 and received a waiver.

Interest paid amounted to approximately $450,000, $670,000, and $615,000 in the year ended December 31, 2008, 2007 and 2006, respectively

Scheduled principal payments on long-term debt for the next five years, not including the note payable to bank under line of credit, are as follows:

2009	$ 800,670
2010	615,057
2011	541,739
2012	171,612
2013	55,657
$ 2,184,735

At December 31, 2008, the Company has outstanding commitments in the form of standby letters of credit in the amount of approximately $250,000 securing various agreements.

10.    Operating Lease Obligations

Office facilities and various field equipment are leased under noncancelable operating leases expiring at various dates through 2013.  Rent expense incurred under operating leases amounted to approximately $659,000, $896,000, and $725,000 in 2008, 2007 and 2006, respectively. Future minimum lease payments under noncancelable operating leases are as follows:

2009	$ 677,403
2010	545,687
2011	433,009
2012	202,823
2013	61,516
$ 1,920,438

The Company is currently evaluating purchasing a building to replace a rented facility.

11.	Income Taxes

The following summarizes the income tax (benefit) expense at December 31, 2008, 2007 and 2006:

	2008	2007	2006
Current:
Federal	$ 1,210	$ -	$ -
State	16,619	7,455	9,201

	17,829	7,455	9,201

Deferred	(39,100)	(53,500)	171,764

	$ (21,271)	$ (46,045)	$ 180,965

The deferred tax expense (benefit) recognized in 2008, 2007 and 2006 represents the effect of changes in temporary differences and net operating loss carryforwards.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate was as follows:

	Year ended December 31,
	2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent

Taxes at Federal Statutory Rate	$215,442	34.0%	$(153,550)	-34.0%	$ 132,239	34.0%

State Taxes Net of Federal Tax Expense	33,457	5.3%	(23,845)	-5.3%	20,536	5.3%

Valuation Allowance	(350,000)	-55.2%	150,000	33.2%	-	0.0%

Non-deductible Expenses	17,883	2.8%	12,249	2.7%	19,387	5.0%

Tax Stock Option Expense	-	0.0%	(42,010)	-9.3%	(890)	-0.2%

Other	61,947	9.8%	11,112	2.5%	9,694	2.5%

	$(21,271)	-3.36%	$ (46,045)	-10.20%	$ 180,965	46.53%

	21271
	$ (0)

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2008 and 2007 are as follows:
	2008	2007
Deferred tax liabilities:
Property and equipment	$ (510,562)	$ (531,986)
Deferred tax assets:
Net operating loss carryforward	1,723,344	2,281,593
Accounts receivable reserve	155,672	101,754
Accrued expenses	395,546	223,539
Interest rate swap liability	19,700	4,700
	2,294,262	2,611,586

Net Deferred tax asset	1,783,700	2,079,600
Valuation allowance for deferred assets	(300,000)	(650,000)
Net deferred tax asset, net of valuation allowance	$ 1,483,700	$ 1,429,600

As of December 31, 2008, the Company has federal net operating loss (“NOL”) carryforwards of approximately $4,400,000, which expire at various times beginning in 2010 and through the year ending December 31, 2027.

The Company will establish a valuation allowance if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. The valuation allowance as of December 31, 2008 and December 31, 2007 was related to the portion of the net operating losses that based on taxable income projections may expire before being utilized. The net change in the total valuation allowance for the years ended December 31, 2008 and December 31, 2007, was a decrease of $350,000 and an increase of $150,000, respectively. The valuation allowance was reduced in the year ended December 31, 2008 as a result of taxable income for the year that utilized a portion of the NOL due to expire in upcoming years, while the valuation allowance was increased during the year ended December 31, 2007 as the Company did not utilize a portion of the NOL as planned during the year.

Income taxes and franchise taxes paid were approximately $14,000, $7,000, and $9,000 in the year ended December 31, 2008, 2007, and 2006, respectively. Taxes currently payable of approximately $20,500 are included in “Accrued Expenses” on the consolidated balance sheets as of December 31, 2008.  The Company received refunds for certain tax credits of $16,790, $1,385, and $0 in 2008, 2007, and 2006, respectively.  Interest expense and penalties on tax payments are included in income tax expense in the period recognized.

12.	Employee Benefit Plan

The Company maintains a defined contribution employee retirement plan (“Retirement Plan”) which covers substantially all employees.  The Retirement Plan is funded by voluntary employee contributions which are matched by the Company at a designated percentage, and additional contributions by the Company at the discretion of the Board of Directors.  Matching contributions made by the Company to the Retirement Plan were approximately $28,000, $33,000, and $27,000 in the year ended December 31, 2008, 2007 and 2006, respectively.  The Company did not make discretionary contributions to the Retirement Plan in the year ended December 31, 2008, 2007 and 2006.

13.	Fair Values of Assets and Liabilities

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which provides a framework for measuring fair value under GAAP. SFAS 157 defines fair value as the exchange price that would be received for an asset or the exit price to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. SFAS 157 also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

The Company has recorded its interest rate swap transaction at fair value, resulting in a liability of $48,665 and $10,800 as of December 31, 2008 and December 31, 2007, respectively.  The interest rate swap arrangement is not exchange traded and quoted market prices are not readily available. The fair value of the arrangement is derived by the issuing entity using pricing models that use primarily market observable inputs, such as interest rate yield curves and credit curves. The Company classifies this within Level 2 of the valuation hierarchy.  The impact on the derivative liabilities for the Company and the counterparties’ non-performance risk to the derivative trades is considered when measuring the fair value of derivative liabilities.

14.    Stock Option Plan

The 2002 Omnibus Plan (“Omnibus Plan”) maintained by the Company is intended to promote the growth and general prosperity of the Company by offering incentives to its key employees who are primarily responsible for the growth of the Company and to attract and retain qualified employees.  Awards granted under the Omnibus Plan may be (a) Stock Options which may be designated as Incentive Stock Options intended to qualify under Section 422 of the Internal Revenue Code of 1986, or Nonqualified Stock Options (“NQSO’s) not intended to so qualify; (b) stock appreciation rights; (c) restricted stock awards; (d) performance awards; or (e) other forms of stock-based incentive awards. The shares of stock with respect to which the Awards may be granted shall be the common stock, par value at $0.01, of the Company (“Common Stock").  Shares delivered upon exercise of the Awards, at the election of the Board of Directors of the Company, may be stock that is authorized but previously unissued or stock reacquired by the Company, or both. The maximum number of shares with respect to which the Awards may be granted under the Omnibus Plan shall not exceed 1,000,000 shares of Common Stock; provided, however, that such number of shares of Common Stock may also be subject to adjustment, from time to time, at the discretion of the Board of Directors of the Company.  These Awards generally vest over a three-year period, and have contractual terms of 10 years. The Company did not issue any grants during the year ended December 31, 2006, 2007 or 2008.

Stock options are granted at the fair market value of the stock on the date of grant. The Company uses the Black-Scholes-Merton option pricing model to value its grants, which requires the input of various assumptions. These assumptions include expected term of the options, the estimated volatility of the Company’s common stock price over the expected term, and the number of options that will be forfeited prior to exercise. Compensation cost is measured based on the grant-date fair value of the award, and is recorded over the vesting period for those options expected to vest.

The Company did not issue any awards during the periods ended December 31, 2008 and December 31, 2007. As of December 31, 2007, all compensation cost related to vesting option awards had been recognized; accordingly, no compensation cost was recorded for 2008. The Company recorded compensation cost of $68,613 and $57,227 for the periods ended December 31, 2007 and December 31, 2006, respectively. The tax benefit for these costs was approximately $27,000 and $22,500 for the periods ended December 31, 2007 and December 31, 2006, respectively.

The following table summarizes changes in the status of outstanding options:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2008	335,343	$ 0.28

Exercised	(3,334)	$ 0.06
Forfeited	(16,000)	$ 0.40

Outstanding at December 31, 2008	316,009	$ 0.28

Exercisable at December 31, 2008	316,009	$ 0.28

The Company received $200 during 2008 for exercise of stock options, and realized a $267 tax benefit for the exercise. The intrinsic value of the exercised options was $667.

The remaining weighted average contractual life of options outstanding at December 31, 2008 is approximately 5.3 years, and the aggregate intrinsic value of options outstanding at December 31, 2008 is approximately $7,300.

15.	Commitment and Contingencies

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

The State of New York (NYS) began an examination of the Company’s sales and use tax returns for 2005 through 2008 in the first quarter of 2008 that is estimated to be completed during the first quarter of 2009.  As of December 31, 2008, NYS has proposed adjustments to the Company’s sales and use tax positions, and Management is currently evaluating those proposed adjustments.  The Company has accrued a liability of $200,000 as of December 31, 2008, in accordance with Financial Accounting Standard 5, “Accounting for Contingencies”, which is included within accrued expenses. The Company estimates that the range of this possible liability is between $100,000 and $300,000 and anticipates that this liability will be paid during 2009.  The Company does not anticipate that any changes in this estimated liability would result in a material change to its financial position.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

16.    Two-Year Selected Quarterly Financial Data (Unaudited)

Year Ended December 31, 2008
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31

Project billings	$ 7,326,263	$ 7,422,275	$ 10,606,146	$ 11,280,138
Gross margin	2,106,095	2,263,707	2,502,806	$ 2,069,005
Net income (loss)	(52,070)	200,453	223,343	$ 283,198
Net income (loss) per share
basic	$ (0.00)	$ 0.02	$ 0.02	$ 0.02
diluted	$ (0.00)	$ 0.02	$ 0.02	$ 0.02

The Company recorded a forth quarter adjustment to settle a worker’s compensation audit reducing selling general and administrative expense by $87,000.

The Company increased the sales & use tax accrual in the forth quarter by $100,000 to provide for a potential settlement of a sales tax audit.  This is recorded in selling, general and administrative expenses.

The Company adjusted a litigation reserve in the forth quarter $175,000 to cover management’s estimate of any potential legal indemnity settlement or other payments necessary to dispose of a particular claim against the Company.  This is recorded in the litigation reserve and selling, general and administrative expenses.

The Company reduced the valuation allowance for deferred tax assets to $300,000 from $650,000 in the forth quarter based on management’s current estimate.  This is recorded in income tax expense.

Year Ended December 31, 2008
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31

Project billings	$ 7,326,263	$ 7,422,275	$ 10,606,146	$ 11,280,138
Gross margin	2,106,095	2,263,707	2,502,806	$ 2,069,005
Net income (loss)	(52,070)	200,453	223,343	$ 283,198
Net income (loss) per share
basic	$ (0.00)	$ 0.02	$ 0.02	$ 0.02
diluted	$ (0.00)	$ 0.02	$ 0.02	$ 0.02

Year Ended December 31, 2007
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31

Project billings	$ 7,455,990	$ 8,994,960	$ 8,109,003	$ 7,923,734
Gross margin	1,608,760	1,782,642	2,312,940	$ 2,039,925
Net income (loss)	(175,626)	(252,507)	147,205	$ (124,646)
Net income (loss) per share
basic	$ (0.02)	$ (0.02)	$ 0.01	$ (0.01)
diluted	$ (0.01)	$ (0.02)	$ 0.01	$ (0.01)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OP-TECH Environmental Services, Inc.
(Registrant)

By:/s/ Charles B. Morgan
Charles B. Morgan
Chief Executive Officer

March 24, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of March 2009.

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