Form 10-K/A
period 2008-12-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2009-04-08
CIK 858748

Securities and Exchange Commission
Washington, DC 20549

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
Large accelerated filer [   ]   Accelerated filer [   ] Non-accelerated filer [  ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] or No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity as of the last business day of the registrants most recently completed fiscal quarter: $2,029,863

Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of March 2, 2009.  Common stock, $.01 par value: 11,940,372

1

Explanatory Note

We are filing this amendment on Form 10-K/A to amend our annual report on Form 10-K for the year ended December 31, 2008 (the “Original Report”) to remove extraneous information added to discrete parts of our financial statements during the edgarization process.  This amendment continues to speak as of the date of the original report and we have not updated disclosure herein to reflect any events that have occurred at a date subsequent to the date of the Original Report.

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

Year Ended December 31, 2007
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31

Project billings	$ 7,455,990	$ 8,994,960	$ 8,109,003	$ 7,923,734
Gross margin	1,608,760	1,782,642	2,312,940	$ 2,039,925
Net income (loss)	(175,626)	(252,507)	147,205	$ (124,646)
Net income (loss) per share
basic	$ (0.02)	$ (0.02)	$ 0.01	$ (0.01)
diluted	$ (0.01)	$ (0.02)	$ 0.01	$ (0.01)

Year Ended December 31, 2006
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31

Project billings	$ 7,851,240	$ 7,106,271	$ 8,235,199	$ 11,877,279
Gross margin	1,521,763	2,006,325	1,846,972	$ 1,687,078
Net income (loss)	36,567	262,267	(38,232)	$ (52,629)
Net income (loss) per share
basic	$ 0.00	$ 0.02	$ (0.00)	$ (0.00)
diluted	$ 0.00	$ 0.02	$ (0.00)	$ (0.00)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OP-TECH Environmental Services, Inc.
(Registrant)

By:/s/ Charles B. Morgan
Charles B. Morgan
Chief Executive Officer

April 8, 2009

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th day of April 2009.

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