Form 10-Q
period 2009-03-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2009-05-15
CIK 858748

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2009

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

Large Accelerated filer ___   Accelerated filer___ Non-accelerated filer ___  Small Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes   _   or No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 24, 2009)  11,940,372

OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

INDEX

PART I.                  FINANCIAL INFORMATION                                                                             Page No.

   Item 1.                 Financial Statements

 Consolidated Balance Sheets
-March 31, 2009 (Unaudited) and December 31, 2008 (Audited)…………….................3

Consolidated Statements of Operations
-Three months ended March 31, 2009 and March 31, 2008 (Unaudited)……..……..... 4

          Consolidated Statements of Cash Flows
-Three months ended March 31, 2009 and March 31, 2008 (Unaudited)…………........5

          Notes to Consolidated Financial Statements (Unaudited)……………………...…….6-8

   Item 2.                Management's Discussion and Analysis of Financial
 Condition and Results of Operations…………………………………….…………...9-12

   Item 3.                Quantitative and Qualitative Disclosure About Market Risk ……………….……….12

   Item 4.                Controls and Procedures…………………………………………………….…………...12

PART II.               OTHER INFORMATION ……………………………………………....……….…. …...13

                          SIGNATURES ………………………………………………………...……….………….15

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

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	March 31,	December 31,
	2009	2008

ASSETS

Current Assets:
Cash	$29,224	$80,003
Accounts receivable (net of allowance for doubtful accounts of
approximately $354,000 and $399,000 respectively)	8,034,478	8,914,131
Costs on uncompleted projects applicable to future billings	1,073,520	2,824,799
Inventory	408,256	426,412
Current portion of deferred tax asset	559,400	559,400
Prepaid expenses and other current assets, net	321,730	388,654

Total Current Assets	10,426,608	13,193,399

Property and equipment, net	2,952,174	3,031,899
Deferred tax asset	1,174,200	924,300

Total Assets	$14,552,982	$17,149,598

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,662,217	$3,543,822
Outstanding checks in excess of bank balance	136,385	1,026,126
Billings in excess of costs and estimated profit
on uncompleted projects	408,529	479,237
Accrued expenses and other current liabilities	844,288	1,153,383
Accrued litigation defense reserve	430,000	450,000
Current portion of long-term debt	608,981	800,084

Total Current Liabilities	5,090,400	7,452,652

Long-term debt, net of current portion	1,233,796	1,384,651
Note payable to bank under line of credit	5,171,959	4,865,097

Total Liabilities	11,496,155	13,702,400

Shareholders' Equity:
Common stock, par value $.01 per share; authorized 20,000,000 shares; 11,940,372 shares issued and outstanding
as of March 31, 2009 and December 31, 2008	119,404	119,404
Additional paid-in capital	7,005,891	7,005,891
Accumulated deficit	(4,042,577)	(3,649,132)
Accumulated other comprehensive income	(25,891)	(28,965)

Total Shareholders' Equity	3,056,827	3,447,198

Total Liabilities and Shareholders' Equity	$14,552,982	$17,149,598

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	March 31,	March 31,
	2009	2008

Project revenue	$5,737,630	$7,326,263

Project costs	4,502,872	5,220,168

Gross margin	1,234,758	2,106,095

Operating expenses:
Payroll expense and related payroll taxes and benefits	745,766	1,023,140
Office expense	210,208	259,306
Occupancy	230,213	230,218
Business insurance	134,485	121,225
Professional services	181,913	153,869
Equipment expenses, net of usage credit	113,528	233,422
Other expenses	182,567	38,150
	1,798,680	2,059,330

Operating income (loss)	(563,922)	46,765

Other expense:
Interest expense	(78,076)	(131,885)
Other, net	(3,447)	(1,538)
	(81,523)	(133,423)

Net loss before income taxes	(645,445)	(86,658)

Income tax benefit	252,000	34,588

Net loss	$(393,445)	$(52,070)

Earnings per common share:
Basic	$(0.033)	$(0.004)
Diluted	$(0.032)	$(0.004)

Weighted average shares outstanding:
Basic	11,940,372	11,937,038
Diluted	12,330,979	12,294,492

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	March 31,	March 31,
	2009	2008

Operating activities:
Net loss	$(393,445)	$(52,070)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Bad debt expense (recovery)	118,396	(39,174)
Depreciation and amortization	140,797	172,413
Benefit from deferred income taxes	(252,000)	(29,600)
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	761,257	667,453
Costs on uncompleted projects applicable to
future billings	1,751,279	1,230,012
Billings and estimated profit in excess of costs
on uncompleted contracts	(70,708)	(644,700)
Prepaid expenses, inventory and other assets	85,080	187,270
Accounts payable and accrued expenses	(1,210,700)	(858,489)
Net cash provided by operating activities	929,956	633,115

Investing activities:
Purchase of property and equipment	(61,071)	(71,675)
Net cash used in investing activities	(61,071)	(71,675)

Financing activities:
Decrease in outstanding checks in excess of bank balance	(889,741)	(208,382)
Proceeds from note payable to bank and current
and long-term borrowings, net of financing costs	3,698,833	3,284,746
Principal payments on current and long-term borrowings	(3,728,756)	(3,719,091)
Net cash used in financing activities	(919,664)	(642,727)

Decrease in cash	(50,779)	(81,287)

Cash at beginning of period	80,003	93,535

Cash at end of period	$29,224	$12,248

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

The balance sheet at December 31, 2008 has been derived from the audited balance sheet included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2008.

2. Comprehensive Loss

The components of comprehensive loss were as follows:

        March 31, 2009     March 31, 2008

Net loss                                             $ (393,445)                     $ (52,070)

Other comprehensive income (loss):
   Change in fair value of cash flow hedge from interest
   rate swap agreement, net of income tax (expense)
   benefit of $(2,100) in 2009 and $11,700 in 2008.
                                                                                                     3,074                         (17,600)

Comprehensive loss                                                                              $   (390,391)                     $  (69,670)

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

4. Related Party Transactions

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company.  The costs for these services amounted to approximately $305,000 and $251,000 for the three months ended March 31, 2009 and 2008, respectively.  Amounts owed to St. Lawrence Industrial Services, Inc. which are included in Accrued Expenses were $17,000 and $85,000 at March 31, 2009 and 2008, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, the Company had cash of $29,244 compared to $80,003 at December 31, 2008.  The Company voluntarily applies all available cash in the Company’s operating account to pay down the Company’s note payable to bank under the line of credit.

At March 31, 2009, the Company had working capital of $5,336,208 compared to $5,740,747 at December 31, 2008, with a current ratio of 2.05 to 1 at March 31, 2009 and 1.77 to 1 at December 31, 2008.  The increase in the current ratio is related to reduction in costs on uncompleted projects and the reduction in accounts payable.

For the three months ended March 31, 2009, the Company’s net cash provided by operations was $929,956 compared to net cash provided by operations of $633,115 during the three months ended March 31, 2008.  The cash provided by operations for the three months ended March 31, 2009 was primarily a result of a net decrease in accounts receivable and costs on uncompleted projects applicable to future billings, partially offset by a decrease in accounts payable and accrued expenses.

The Company’s net cash used in investing activities of $61,071 during the first three months of the year was attributable to the purchase of various pieces of field equipment.

The Company’s net cash used in financing activities was $919,664, which was primarily due to the payments of the Company’s long-term debt.

As of March 31, 2009, the Company has a loan agreement that provides for borrowings up to $6,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later.  The loan is payable on May 15, 2010, bears interest at a rate of prime plus .50 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company.  As of March 31, 2009, borrowings against the revolving loan aggregated $5,171,959.

During the first quarter of 2009, all principal payments on the Company’s debt were made within payment terms.  The Company was not in compliance with a financial covenant in its financing agreement and received a waiver at March 31, 2009.

The Company expects, based on its operating results and the continued availability of its line of credit, that it will be able to meet obligations as they come due.

RESULTS OF OPERATIONS

PROJECT REVENUE

The Company's project revenue for the first quarter of 2009 decreased 22% to $5,737,630 from $7,326,263 for the first quarter of 2008.

When comparing the first three months of 2009 to the same period in 2008, the decrease in project revenue is due primarily to reductions in incident related project billings under the New York State DEC contract.

PROJECT COSTS AND GROSS MARGIN

Project costs for the first quarter of 2009 decreased 14% to $4,502,872 from $5,221,168 for the same period in 2008.  Project costs as a percentage of revenues were 78% and 71% for the three months ended March 31, 2009 and 2008, respectively.  Gross margin as a percentage of revenue for the first quarter of 2009 decreased to 21.5% from 28.7% for the same period in 2008.

Both project revenue and project costs decreased.  The decrease in the gross margin percentage was a result of the competitive nature of the business in the first quarter of 2009.

OPERATING EXPENSES

Operating expenses for the quarter ended March 31, 2009 decreased 13% to $1,798,680 from $2,059,330 for the same period in 2008. Operating expenses as a percentage of revenues increased to 31% for the quarter ended March 31, 2009 from 28% in the same period in 2008.

When comparing the first quarter of 2009 to 2008, the decrease in operating expenses is due to several items:

•	Payroll expense and related payroll taxes and benefits decreased 27% to $745,766 from $1,023,140 in 2008. The decrease is directly related to the decrease in project revenue.
•	Office expense decreased 19% to $210,208 from $259,306 in 2008. The decrease is attributed to reductions in telephone expense, uniform expense and office supplies expense.
•	Equipment expense decreased 51% to $113,528 from $233,422 in 2008. The decrease is due to the decrease in project volume and the related equipment usage in addition to lower fuel prices.
•	Other expense increased 379% to $182,567 from $38,150 due to the increase in bad debt expense.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2008 decreased 41% to $78,076 from $131,885 for the same period in 2008.  This decrease is due to a decrease in the interest rates paid on the Company’s floating-rate debt.

NET LOSS BEFORE INCOME TAXES

Due to the factors discussed above, net loss before income taxes amounted to $645,445 for the three months ended March 31, 2009 compared to net loss before income taxes of $86,658 for the same period in 2008.

INCOME TAX BENEFIT

The Company recorded income tax benefit of $252,000 for the quarter ended March 31, 2009 compared to an income tax benefit of $34,588 for the same quarter in 2008.

NET LOSS

Net loss for the quarters ended March 31, 2009 and 2008 was $393,445, or $(.033) per share basic and $(.032) diluted, and $52,070, or $(.004) per share basic and diluted, respectively.

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

(ii) Limitations on the Effectiveness of Disclosure Controls and Procedures and Internal Controls.
OP-TECH recognizes that a system of disclosure controls and procedures (as well as a system of internal controls), no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the system are met. Further, the design of such a system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented in a number of ways. Because of the inherent limitations in a cost-effective control system, system failures may occur and not be detected. However, the Chief Executive Officer and Chief Financial Officer believe that our system of disclosure controls and procedures provides reasonable assurance of achieving their objectives.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company recorded an accrued liability of $430,000 at March 31, 2009.  The liability has been recorded to cover management’s estimate of any potential legal indemnity settlement or other payments necessary to dispose of a particular claim against the Company.

Item 1A. Risk Factors.

No material changes

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit 31.1 Certification of Principal Executive Officer
Exhibit 31.2 Certification of Chief Financial Officer and Acting Principal Accounting Officer
Exhibit 32.1 Certification of Chief Executive Officer
Exhibit 32.2 Certification of Chief Financial Officer and Acting Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OP-TECH Environmental Services, Inc.
(Registrant)

Date: May 13, 2009                                             /s/ Charles B. Morgan
                          Charles B. Morgan
          Chief Executive Officer

                                              /s/ Jon S. Verbeck
                          Jon S. Verbeck
          Treasurer and Chief Financial Officer