Form 10-Q
period 2009-06-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2009-08-14
CIK 858748

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

1 Adler Drive, E Syracuse, NY 13057
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files

Yes   or No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   _   or No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (July
28, 2009)  11,940,372

OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

INDEX

PART I.                      FINANCIAL INFORMATION                                                                                                                          Page No.

   Item 1.             Financial Statements

Consolidated Balance Sheets
-June 30, 2009 (Unaudited) and December 31, 2008 (Audited)……….……..…..................................................... 3

Consolidated Statements of Operations
-Three months ended June 30, 2009 and June 30, 2008 (Unaudited)
-Six months ended June 30, 2009 and June 30, 2008 (Unaudited)…………...….....................................................4

Consolidated Statements of Cash Flows
-Six months ended June 30, 2009 and June 30, 2008 (Unaudited)……….…...........................................……. .......5

Notes to Consolidated Financial Statements (Unaudited)…………………….....................................................6-7

   Item 2.             Management's Discussion and Analysis of Financial
Condition and Results of Operations…………………………………….….........................................................8-10

                                     SIGNATURES ………………………………………………………...………...........................................…....… 14

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

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	June 30,	December 31,
	2009	2008

ASSETS

Current Assets:
Cash	$28,432	$80,003
Accounts receivable (net of allowance for doubtful accounts of
approximately $391,000 and $399,000 respectively)	7,891,998	8,914,131
Costs on uncompleted projects applicable to future billings	2,389,015	2,824,799
Inventory	450,050	426,412
Current portion of deferred tax asset	559,400	559,400
Prepaid expenses and other current assets, net	744,681	388,654

Total Current Assets	12,063,576	13,193,399

Property and equipment, net	2,862,521	3,031,899
Deferred tax asset	1,088,045	924,300
Long-term receivable from customer	362,010	-

Total Assets	$16,376,152	$17,149,598

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$3,026,446	$3,543,822
Outstanding checks in excess of bank balance	458,668	1,026,126
Billings in excess of costs and estimated profit
on uncompleted projects	645,843	479,237
Accrued expenses and other current liabilities	948,049	1,153,383
Accrued litigation defense reserve	410,000	450,000
Note payable to bank under line of credit	5,435,425	-
Current portion of long-term debt	1,179,950	800,084

Total Current Liabilities	12,104,381	7,452,652

Long-term debt, net of current portion	1,078,783	1,384,651
Note payable to bank under line of credit	-	4,865,097

Total Liabilities	13,183,164	13,702,400

Shareholders' Equity:
Common stock, par value $.01 per share; authorized 20,000,000 shares; 11,940,372 shares issued and outstanding
as of June 30, 2009 and December 31, 2008	119,404	119,404
Additional paid-in capital	7,005,891	7,005,891
Accumulated deficit	(3,912,482)	(3,649,132)
Accumulated other comprehensive income	(19,825)	(28,965)

Total Shareholders' Equity	3,192,988	3,447,198

Total Liabilities and Shareholders' Equity	$16,376,152	$17,149,598

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Project revenue	$8,947,969	$7,422,275	$14,685,599	$14,748,538

Project costs	6,788,253	5,158,568	11,291,125	10,378,736

Gross margin	2,159,716	2,263,707	3,394,474	4,369,802

Operating expenses:
Payroll expense and related payroll taxes and benefits	814,277	763,429	1,560,043	1,786,569
Office Expense	224,937	193,353	414,826	431,560
Occupancy	214,322	195,908	444,535	426,126
Business Insurance	109,165	133,498	243,650	254,723
Professional Services	305,121	185,129	487,034	338,998
Equipment Expenses, net of usage credit	100,998	252,369	234,845	506,890
Other expenses	95,462	101,404	278,029	139,554
	1,864,282	1,825,090	3,662,962	3,884,420

Operating income (loss)	295,434	438,617	(268,488)	485,382

Other income and (expense):
Interest expense	(75,997)	(112,312)	(154,073)	(244,197)
Other, net	(6,342)	11,950	(9,789)	10,412
	(82,339)	(100,362)	(163,862)	(233,785)

Net income (loss) before income taxes	213,095	338,255	(432,350)	251,597

Income tax benefit (expense)	(83,000)	(137,802)	169,000	(103,214)

Net income (loss)	$130,095	$200,453	$(263,350)	$148,383

Earnings per common share:
Basic	$0.01	$0.02	$(0.02)	$0.01
Diluted	$0.01	$0.02	$(0.02)	$0.01

Weighted average shares outstanding:
Basic	11,940,372	11,937,038	11,940,372	11,937,038
Diluted	12,410,661	12,281,808	11,940,372	12,288,150

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	June 30,	June 30,
	2009	2008

Operating activities:
Net income (loss)	$(263,350)	$148,383
Adjustments to reconcile net loss to net cash
provided by operating activities:
Bad debt expense	173,283	7,411
Depreciation and amortization	327,930	344,387
Deferred income tax (benefit) expense	(167,745)	102,726
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	486,840	1,536,893
Costs on uncompleted projects applicable to
future billings	435,784	1,070,342
Billings and estimated profit in excess of costs
on uncompleted contracts	166,606	(904,429)
Prepaid expenses, inventory and other assets	(379,665)	(281,622)
Accounts payable and accrued expenses	(762,710)	(1,193,061)
Net cash provided by operating activities	16,973	831,030

Investing activities:
Purchase of property and equipment	(158,552)	(132,845)
Net cash used in investing activities	(158,552)	(132,845)

Financing activities:
Decrease in outstanding checks in excess of bank balance	(567,458)	(592,757)
Proceeds from note payable to bank and current
and long-term borrowings, net of financing costs	8,794,788	7,129,111
Principal payments on current and long-term borrowings	(8,137,322)	(7,074,276)
Net cash provided by (used in) financing activities	90,008	(537,922)

Increase (decrease) in cash	(51,571)	160,263

Cash at beginning of period	80,003	93,535

Cash at end of period	$28,432	$253,798

Non-cash item
Non-cash financing of insurance	$538,397	$566,043

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

2. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Six months ended		Three months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income (loss)	$(263,350)	$148,383	$130,095	$200,453
Other comprehensive income (loss):
Change in fair value of cash flow hedge
Net of income tax of $6,100 and $4,000 in
2009 and ($2,900) and $8,800 in
2008, respectively	9,140	(4,300)	6,067	13,300
Comprehensive income (loss)	$(254,210)	$144,083	$136,162	$213,753

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

4. Related Party Transactions

The Company utilizes subcontract labor purchased from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company.  The costs for these services amounted to approximately $623,000 and $591,000 for the six months ended June 30, 2009 and 2008, respectively, and $318,000 and $340,000 for the three months ended June 30, 2009 and 2008 respectively.  Amounts owed to St. Lawrence Industrial Services, Inc. which are included in Accrued Expenses and Other Liabilities were $36,000 and $85,000 at June 30, 2009 and 2008, respectively.

5.  Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding.  Diluted earnings per share for the three month period includes the potentially dilutive effect of common stock equivalents, which include outstanding options under the Company’s Stock Option Plan and warrants that were issued to a financial advisor in May 2002 to purchase 480,000 shares of common stock at $0.066 per share, expiring in May 2010.  These are excluded for the diluted share calculation for the six month period due to the net loss.

6.     Reclassifications

Certain reclassifications have been made to the June 30, 2008 financials statements to conform with the 2009 presentation.

PART I – FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, the Company had cash of $28,432 compared to $80,003 at December 31, 2008. The Company voluntarily applies all available cash in the Company’s operating account to pay down the Company’s note payable to bank under the line of credit.

At June 30, 2009, the Company had working capital of ($40,805) compared to $5,740,747 at December 31, 2008, and a current ratio of 1.00  to 1 at June 30, 2009 and 1.77 to 1 at December 31, 2008.

For the six months ended June 30, 2009, the Company’s net cash provided by operations was $16,973 compared to net cash used in operations of $831,030 during the six months ended June 30, 2008.  The cash provided by operations for the six months ended June 30, 2009 was primarily a result of a decrease in accounts receivable and a decrease in costs on uncompleted projects applicable to future billings offset by the decrease of accounts payable.

The Company’s net cash used in investing activities of $158,552 during the first six months of the year was attributable to the purchase of field equipment.  The net cash used in investing activities during the six months ended June 30, 2008 was $132,845.

For the six months ended June 30, 2009, the Company’s net cash provided by financing activities was $90,008 compared to net cast used in financing activities of $537,922 during the six months ended June 30, 2008.  The net cash provided by financing activities for the six months ended June 30, 2009 was primarily due to borrowings on the note payable offset by the reduction of long-term debt.

As of June 30, 2009, the Company has a loan agreement that provides for borrowings up to $6,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later.  The loan is payable on May 15, 2010, bears interest at a rate of prime plus .50 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company.  As of June 30, 2009, borrowings against the revolving loan aggregated $5,435,425.

During the second quarter of 2009, all principal payments on the Company’s debt were made within payment terms.  As of June 30, 2009, the Company was not in compliance with a financial covenant and received a waiver at June 30, 2009.  The Company is in the process of negotiating an extension to its financing agreement.  The Company is dependent on obtaining continued financing from its current financial institution or from another source.

The Company expects, based on its operating results and the continued availability of its line of credit, that it will be able to meet obligations as they come due.

RESULTS OF OPERATIONS

 PROJECT REVENUE

The Company's project billings for the second quarter of 2009 increased 21% to $8,947,969 from $7,422,275 for the second quarter of 2008.  For the six-month period ended June 30, 2009 the Company’s billings have decreased .4% to $14,685,599  from $14,748,538 for the same period in 2008.

PROJECT COSTS AND GROSS MARGIN

Project costs for the second quarter of 2009 increased 32% to $6,788,253 from $5,158,568 for the same period in 2008.  Project costs as a percentage of revenues were 76% and 70% for the six months ended June 30, 2009 and 2008, respectively.  Gross margin as a percentage of revenue for the second quarter of 2009 decreased to 24% from 30% for the same period in 2008.  The gross margin decrease is attributed to several large projects bid with lower gross margins.

For the six-month period ended June 30, 2009, project costs increased 9% to $11,291,125 from $10,378,736 for the six months ended June 30, 2008.  Project costs as a percentage of revenues were 77% and 70% for the six months ended June 30, 2009 and 2008, respectively.  Gross margin for the six months ended June 30, 2009 decreased to 23% from 30% for the same period in 2008 as a result of several projects bid at lower margins.

OPERATING EXPENSES

Operating expenses for the quarter ended June 30, 2009 increased 2% to $1,864,282 from $1,825,090 for the same period in 2008.  For the six-month period ended June 30, 2009, operating expenses decreased 5% to $3,662,962 from $3,884,420 for the same period in 2008. Operating expenses as a percentage of revenues decreased to 25% for the six months ended June 30, 2009 compared to 26% for the comparable period in 2008.

When comparing the second quarter of 2009 to 2008, the decrease in operating expenses were a combination of the following:

•	Payroll and payroll related expense increasing 7% to $814,277 from $763,429 primarily due to increase worker’s compensation insurance expenses based on project segments,

•	Business insurance expense decreasing 18% to $109,165 from $133,498 due to a reduction in business insurance rates reducing overall premiums in 2009 with similar coverage,

•
Professional services expense increasing 65% to $305,121 from $185,129 primarily related to legal costs incurred relative to a litigation settlement, increases in human resource costs, and increases in costs associated with waste monitoring, and

•	Equipment expenses, net of usage credit decreasing 60% to $100,998 from $252,369 primarily attributed to the reduction in fuel costs and an increase in equipment rates charged to projects.

INTEREST EXPENSE

Interest expense for the quarter ended June 30, 2009 decreased 32% to $75,997 from $112,312 for the same period in 2008.  Interest costs for the six months ended June 30, 2009 decreased 37% to $154,073 from $244,197 for the same period in 2008.  This decrease is due to both a decrease in the interest rates paid on the Company’s floating-rate debt as well as a decrease in the principal balances owed.

NET INCOME (LOSS) BEFORE INCOME TAXES

Net loss for the six months ended June 30, 2009 was ($432,350) compared to a net income of $251,597 for the six months ended June 30, 2008.  The net loss before income taxes is primarily a result of the reduction in the gross margin percentage on project billings.

INCOME TAX (EXPENSE) BENEFIT

The Company recorded income tax benefit of $169,000 for the six months June 30, 2009 compared to an income tax expense of $103,214 for the same period in 2008.

NET INCOME (LOSS)

Net income (loss) for the six months ended June 30, 2009 and 2008 was (263,350) or ($.02) per share basic and diluted, and $148,383 or $.01 per share basic and diluted, respectively.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company recorded an accrued liability of $410,000 at June 30, 2009.  The liability has been recorded to cover management’s estimate of any potential legal indemnity settlement or other payments necessary to dispose of a particular claim against the Company.

Item 1A. Risk Factors.

No material changes

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit 31.1 Certification of Chief Executive Officer
Exhibit 31.2 Certification of Chief Financial Officer and Acting Principal Accounting Officer
Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
Exhibit 32.2 Section 1350 Certification of Chief Financial Officer and Acting Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OP-TECH Environmental Services, Inc.
(Registrant)

Date: August 13, 2009      /s/ Charles B. Morgan
                        Charles B. Morgan
                        Chief Executive Officer

                         /s/ Jon S. Verbeck
                         Jon S. Verbeck
                         Chief Financial Officer and Treasurer