Form 10-Q
period 2009-09-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2009-11-17
CIK 858748

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number  0-19761

OP-TECH Environmental Services, Inc.
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	91-1528142 (I.R.S. Employer Identification No.)

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

Yes   or No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   or No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 27, 2009)  11,940,372

OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements

	Consolidated Balance Sheets
	-September 30, 2009 (Unaudited) and December 31, 2008 (Audited)	3

	Consolidated Statements of Operations
	-Three months ended September 30, 2009 and September 30, 2008 (Unaudited)
	-Nine months ended September 30, 2009 and September 30, 2008 (Unaudited)	4

	Consolidated Statements of Cash Flows
	-Nine months ended September 30, 2009 and September 30, 2008 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6-7

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	8-10

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	11

Item 4/4T.	Controls and Procedures	12

PART II.	OTHER INFORMATION	13

	SIGNATURES	14

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

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	September 30,	December 31,
	2009	2008

ASSETS

Current Assets:
Cash	$130,544	$80,003
Accounts receivable (net of allowance for doubtful accounts of
approximately $357,000 in 2009 and $399,000 in 2008, respectively)	8,679,839	8,914,131
Costs on uncompleted projects applicable to future billings	2,578,392	2,824,799
Inventory	529,379	426,412
Current portion of deferred tax asset	559,400	559,400
Prepaid expenses and other current assets, net	590,879	388,654

Total Current Assets	13,068,433	13,193,399

Property and equipment, net	2,791,184	3,031,899
Deferred tax asset	1,232,445	924,300
Long-term receivable from customer	362,010	-

Total Assets	$17,454,072	$17,149,598

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$5,733,607	$3,543,822
Outstanding checks in excess of bank balance	-	1,026,126
Billings in excess of costs and estimated profit
on uncompleted projects	673,120	479,237
Accrued expenses and other current liabilities	804,785	1,153,383
Accrued litigation defense reserve	150,000	450,000
Note payable to bank under line of credit	5,278,177	-
Current portion of long-term debt	908,625	800,084

Total Current Liabilities	13,548,314	7,452,652

Long-term debt, net of current portion	936,654	1,384,651
Note payable to bank under line of credit	-	4,865,097

Total Liabilities	14,484,968	13,702,400

Shareholders' Equity:
Common stock, par value $.01 per share; authorized 20,000,000 shares; 11,940,372 shares issued and outstanding
as of September 30, 2009 and December 31, 2008	119,404	119,404
Additional paid-in capital	7,005,891	7,005,891
Accumulated deficit	(4,138,689)	(3,649,132)
Accumulated other comprehensive income	(17,502)	(28,965)

Total Shareholders' Equity	2,969,104	3,447,198

Total Liabilities and Shareholders' Equity	$17,454,072	$17,149,598

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Project revenue	$9,825,226	$10,606,146	$24,510,825	$25,354,684

Project costs	8,312,921	8,103,340	19,604,046	18,482,076

Gross margin	1,512,305	2,502,806	4,906,779	6,872,608

Operating expenses:
Payroll expense and related payroll taxes and benefits	788,661	838,795	2,348,704	2,625,364
Office Expense	215,509	212,459	630,335	644,019
Occupancy	215,975	182,656	660,510	608,782
Business Insurance	124,555	121,362	368,205	376,085
Professional Services	265,808	194,687	752,842	533,685
Equipment Expenses, net of usage credit	103,398	264,045	338,243	770,935
Other expenses	87,470	200,179	365,499	339,733
	1,801,376	2,014,183	5,464,338	5,898,603

Operating income (loss)	(289,071)	488,623	(557,559)	974,005

Other income and (expense):
Interest expense	(80,792)	(114,233)	(234,865)	(358,430)
Other, net	(2,344)	1,798	(12,133)	12,210
	(83,136)	(112,435)	(246,998)	(346,220)

Net income (loss) before income taxes	(372,207)	376,188	(804,557)	627,785

Income tax benefit (expense)	146,000	(152,845)	315,000	(256,059)

Net income (loss)	$(226,207)	$223,343	$(489,557)	$371,726

Earnings per common share:
Basic	$(0.02)	$0.02	$(0.04)	$0.03
Diluted	$(0.02)	$0.02	$(0.04)	$0.03

Weighted average shares outstanding:
Basic	11,940,372	11,937,595	11,940,372	11,938,150
Diluted	11,940,372	12,294,199	11,940,372	12,290,907

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	September 30,	September 30,
	2009	2008

Operating activities:
Net income (loss)	$(489,557)	$371,726
Adjustments to reconcile net loss to net cash
provided by operating activities:
Bad debt expense	172,907	158,181
Depreciation and amortization	448,348	531,523
Stock Compensation	-	167
Deferred income tax (benefit) expense	(309,745)	249,800
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	(300,625)	(2,015,365)
Costs on uncompleted projects applicable to
future billings	246,407	1,273,564
Billings and estimated profit in excess of costs
on uncompleted contracts	193,883	(781,544)
Prepaid expenses, inventory and other assets	246,549	(107,731)
Accrued litigation defense reserve	(300,000)	(43,958)
Accounts payable and accrued expenses	1,841,187	1,144,016
Net cash provided by operating activities	1,749,354	780,379

Investing activities:
Purchase of property and equipment	(207,633)	(358,068)
Net cash used in investing activities	(207,633)	(358,068)

Financing activities:
Proceeds from issuance of common stock	-	33
Decrease in outstanding checks in excess of bank balance	(1,026,126)	(54,457)
Proceeds from note payable to bank and current
and long-term borrowings, net of financing costs	11,520,195	10,327,462
Principal payments on current and long-term borrowings	(11,985,249)	(10,758,950)
Net cash used in financing activities	(1,491,180)	(485,912)

Increase (decrease) in cash	50,541	(63,601)

Cash at beginning of period	80,003	93,535

Cash at end of period	$130,544	$29,934

Non-cash item
Non-cash financing of insurance	$538,397	$566,043

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC.
AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, quarterly results include all adjustments (consisting of only normal recurring adjustments) that the Company considers necessary for a fair presentation of such information for interim periods.

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

2. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:
	Nine months ended		Three months ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Net income (loss)	$(489,557)	$371,726	$(226,207)	$223,343
Other comprehensive (loss): Change in fair value of cash flow hedge Net of income tax expense (benefit) of $7,700 and $1,600 in 2009 and ($6,300) and ($3,400) in 2008, respectively	11,463	(9,425)	2,323	(5,125)
Comprehensive income (loss)	$(478,094)	$362,301	$(223,884)	$218,218

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

4.  Related Party Transactions

The Company utilizes subcontract labor purchased from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company.  The costs for these services amounted to approximately $1,145,000 and $905,000 for the nine months ended September 30, 2009 and 2008, respectively, and $522,000 and $315,000 for the three months ended September 30, 2009 and 2008 respectively.  Amounts owed to St. Lawrence Industrial Services, Inc. which are included in Accrued Expenses and Other Liabilities were $0 and $57,790 at September 30, 2009 and 2008, respectively.

5.  Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding.  In 2008, diluted earnings per share includes the potentially dilutive effect of common stock equivalents, which include outstanding options under the Company’s Stock Option Plan and warrants that were issued to a financial advisor in May 2002 to purchase 480,000 shares of common stock at $0.066 per share, expiring in May 2010.  These are excluded for the diluted share calculation for the three month and the nine month periods due to the net loss.

6.  Reclassifications

Certain reclassifications have been made to the September 30, 2008 financials statements to conform with the 2009 presentation.

PART I – FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, the Company had cash of $130,544 compared to $80,003 at December 31, 2008. The Company voluntarily applies all available cash in the Company’s operating account to pay down the Company’s note payable to bank under the line of credit.

At September 30, 2009, the Company had working capital of ($479,881) compared to $5,740,747 at December 31, 2008, and a current ratio of .96 to 1 at September 30, 2009 and 1.77 to 1 at December 31, 2008.

For the nine months ended September 30, 2009, the Company’s net cash provided by operations was $1,749,354 compared to $780,379 during the nine months ended September 30, 2008.  The cash provided by operations for the nine months ended September 30, 2009 was primarily a result of an increase in accounts payable.

The Company’s net cash used in investing activities of $207,634 during the first nine months of the year was attributable to the purchase of field equipment.  The net cash used in investing activities during the nine months ended September 30, 2008 was $358,068.

For the nine months ended September 30, 2009, the Company’s net cash used in financing activities was $1,491,180 compared to $485,912 during the nine months ended September 30, 2008.  The net cash used in financing activities for the nine months ended September 30, 2009 was primarily due to the reduction in outstanding checks in excess of bank balance.

The Company has a loan agreement that provides for borrowings on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later.  The Company projected a short-term additional financing need based on the size of several large projects planned in the third and fourth quarters of the year and negotiated an increase in the loan agreement from $6,000,000 to $7,500,000 as of September 30, 2009.  The loan was payable on July 1, 2011, bears interest at a rate of LIBOR plus 4.00 percent, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company.  As of September 30, 2009, borrowings against the revolving loan aggregated $5,278,177.

During the third quarter of 2009, all principal payments on the Company’s debt were made within payment terms.  As of September 30, 2009, the Company was not in compliance with financial covenants and received a waiver at September 30, 2009.  The waiver modified the agreement maturity date to December 31, 2009.  In addition, the available line was reduced to $6,000,000 as the additional amount was not necessary.  The Company is in the process of negotiating an extension to its financing agreement.  The Company is dependent on obtaining continued financing from its current financial institution or from another source.

The Company expects, based on its operating results and the continued availability of its line of credit, that it will be able to meet obligations as they come due.

RESULTS OF OPERATIONS

PROJECT REVENUE

The Company's project revenue for the third quarter of 2009 decreased 7% to $9,825,226 from $10,606,146 for the third quarter of 2008.  For the nine-month period ended September 30, 2009 the Company’s project revenue has decreased 3% to $24,510,825 from $25,354,684 for the same period in 2008.

PROJECT COSTS AND GROSS MARGIN

Project costs for the third quarter of 2009 increased 3% to $8,312,921 from $8,103,340 for the same period in 2008.  Project costs as a percentage of revenues were84.6% and 76.4% for the three months ended September 30, 2009 and 2008, respectively.  Gross margin for the third quarter of 2009 decreased to 15.4% from 23.6% for the same period in 2008.  The decrease in gross margin is attributed to work performed in the quarter in lower margin segments.

For the nine-month period ended September 30, 2009, project costs increased 6% to $19,604,046 from $18,482,076 for the nine months ended September 30, 2008. Project costs as a percentage of revenues were 80.0% for the nine months ended September 30, 2009 and 72.9% for the same period in 2008. Gross margin for the nine months ended September 30, 2009 decreased to 20.0% from 27.1% for the same period in 2008 attributed to the economic climate, industry competiveness, and job mix.

OPERATING EXPENSES

Operating expenses for the quarter ended September 30, 2009 decreased 11% to $1,801,376 from $2,014,183 for the same period in 2008.  For the nine-month period ended September 30, 2009, operating expenses decreased 7% to $5,464,338 from $5,898,603 for the same period in 2008. Operating expenses as a percentage of revenues decreased to 22.3% for the nine months ended September 30, 2009 compared to 23.3% for the comparable period in 2008.

When comparing the third quarter of 2009 to 2008, the decrease in operating expenses is primarily due to:

•	Payroll and payroll related expense decreasing 6% to $788,661 from $838,795 is primarily a result of reductions in variable compensation accruals for key employees which are related to profitability.

•	Professional fees increased 37% to $265,808 from $194,687 as a result of professional fees for the settlement of the legal proceeding discussed in Part II.

•	Equipment expenses, net of usage credit decreased 61% to $103,398 from $264,045 attributed to an improvement in equipment utilization and more equipment cost being included in project costs.

•
Other expenses decreasing 56% to $87,470 from $200,179 attributed to the decrease in the bad debt expense.  In the third quarter of 2008, the Company increased the allowance for doubtful accounts for a specific account.

INTEREST EXPENSE

Interest expense for the quarter ended September 30, 2009 decreased 29% to $80,792 from $114,233 for the same period in 2008.  Interest expense for the nine months ended September 30, 2009 decreased 34% to $234,865 from $358,430 for the same period in 2008.  This decrease is due to both a decrease in the interest rates paid on the Company’s floating-rate debt as well as a decrease in the principal balances owed.

NET INCOME (LOSS) BEFORE INCOME TAXES

Net loss before income taxes for the quarter ended September 30, 2009 was ($372,207) compared to net income before income taxes of $376,188 for same period in 2008.  Net loss before income taxes for the nine months ended September 30, 2009 was ($804,557) compared to net income before income taxes of $627,785 for the nine months ended September 30, 2008.  The net loss before income taxes is primarily a result of the reduction in the gross margin percentage on project billings.

INCOME TAX (EXPENSE) BENEFIT

The Company recorded income tax benefit of $146,000 for the quarter ended September 30, 2009 compared to an income tax expense of ($152,845) for same period in 2008.  The Company recorded income tax benefit of $315,000 for the nine months September 30, 2009 compared to an income tax expense of ($256,059) for the same period in 2008.

NET INCOME (LOSS)

Net loss before for the quarter ended September 30, 2009 was ($226,207) or ($.02) per share basic and diluted compared to net income before income taxes of $223,343 or $.02 per share basic and diluted for same period in 2008.  Net income (loss) for the nine months ended September 30, 2009 and 2008 was ($489,557) or $.04 per share basic and diluted, and $371,726 or $.03 per share basic and diluted, respectively.

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

•
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

•
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

•
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company recorded an accrued liability of $150,000 at September 30, 2009.  The liability has been recorded to cover management’s estimate of any potential legal indemnity settlement or other payments necessary to dispose of a particular claim against the Company.  The Company made payments of $250,000 during the quarter ended September 30, 2009.

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

Date: November 14, 2009
         /s/ Charles B. Morgan
                        Charles B. Morgan
                        Chief Executive Officer

                         /s/ Jon S. Verbeck
                         Jon S. Verbeck
                         Chief Financial Officer and Treasurer