Form 10-Q/A
period 2009-06-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2010-05-17
CIK 858748

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q/A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number  0-19761

OP-TECH Environmental Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	91-1528142
(State or other jurisdiction of organization)	(I.R.S. Employer incorporation Identification No.)

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

Yes       or No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes       or No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 7, 2010)  11,940,372

EXPLANATORY NOTE

RESTATEMENT OF FINANCIAL STATEMENTS

This  Amendment  No.  1 on  Form  10-Q/A,  which  amends  and  restates  items identified below with respect to the Form 10-Q/A, filed by Op-Tech Environmental Services, Inc. ("we" or "the Company") with the Securities and Exchange  Commission  (the "SEC") on August 14, 2009 (the "Original  Filing"),  is being filed to reflect the restatement of our financial statements for the six months ended June 30, 2009.

As previously announced, our management, on April 30, 2010, concluded that the Company's  previously filed financial statements as of June 30, 2009  should no longer be relied upon as a result of the  Company's  determination  that the accounts receivable were overstated by $287,010.  The Company also concluded that costs on uncompleted projects applicable to future billings was overstated by $60,228.  Project revenue was overstated by $60,228 and net income was overstated by $211,238.  Authorized  officers of the Company discussed this matter with the Company's  independent public accounting firm who agreed that the Company's previously issued financial statements described above could not be relied upon and needed to be restated.

This Form  10-Q/A  only  amends and  restates  certain  information  in Item 1 (Financial Statements and Notes to Consolidated Financial Statements), Item 2 (Management's  Discussion  And Analysis Of Financial Condition And Results Of Operations), and Item 4 (Controls and Procedures).  Except for the foregoing  amended and restated  information,  this Form  10-Q/A  continues to describe  conditions as of the date of the Original Filing,  and the disclosures contained   herein  have  not  been  updated  to  reflect  events,   results  or developments  that have  occurred  after the  Original  Filing,  or to modify or update those  disclosures  affected by  subsequent  events.  Among other things, forward-looking  statements made in the Original Filing have not been revised to reflect events,  results or  developments  that have occurred or facts that have become  known  to us after  the  date of the  Original  Filing  (other  than the restatement),  and  such  forward-looking  statements  should  be read in  their historical context.  This Form 10-Q/A should be read in conjunction with the Company's filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	Page
No.

Item 1.	Financial Statements

	Consolidated Balance Sheets -June 30, 2009 (Unaudited) and December 31, 2008 (Audited)
		5

	Consolidated Statements of Operations -Three months ended June 30, 2009 and June 30, 2008 (Unaudited) -Six months ended June 30, 2009 and June 30, 2008 (Unaudited)	6

	Consolidated Statements of Cash Flows -Six months ended June 30, 2009 and June 30, 2008 (Unaudited)	7

	Notes to Consolidated Financial Statements Unaudited)	8-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-12

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	13

Item 4/4T.	Controls and Procedures	14

PART II.	OTHER INFORMATION	15

	SIGNATURES	16

PART I - FINANCIAL INFORMATION

SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in this Form 10-Q/A to make applicable and take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statement made by, or on behalf of, the Company.  This 10-Q/A, press releases issued by the Company, and certain information provided periodically in writing and orally by the Company’s designated officers and agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  The words “expect”, “believe”, “goal”, “plan”, “intend”, “estimate”, and similar expressions and variations thereof used are intended to specifically identify forward-looking statements. Where any such forward-looking statement includes a statement of the assumptions or basis underlying such forward-looking statement, the Company cautions that assumed facts or basis almost always vary from actual results, and the differences between assumed facts or basis and actual results can be material, depending on the circumstances.  Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2009	2008

ASSETS

Current Assets:
Cash	$28,432	$80,003
Accounts receivable (net of allowance for doubtful accounts of
approximately $391,000 and $399,000 respectively)	7,891,998	8,914,131
Costs on uncompleted projects applicable to future billings	2,328,787	2,824,799
Inventory	450,050	426,412
Current portion of deferred tax asset	559,400	559,400
Prepaid expenses and other current assets, net	744,681	388,654

Total Current Assets	12,003,348	13,193,399

Property and equipment, net	2,862,521	3,031,899
Deferred tax asset	1,224,045	924,300
Long-term receivable from customer	75,000	-

Total Assets	$16,164,914	$17,149,598

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$3,026,446	$3,543,822
Outstanding checks in excess of bank balance	458,668	1,026,126
Billings in excess of costs and estimated profit
on uncompleted projects	645,843	479,237
Accrued expenses and other current liabilities	948,049	1,153,383
Accrued litigation defense reserve	410,000	450,000
Note payable to bank under line of credit	5,435,425	-
Current portion of long-term debt	1,179,950	800,084

Total Current Liabilities	12,104,381	7,452,652

Long-term debt, net of current portion	1,078,783	1,384,651
Note payable to bank under line of credit	-	4,865,097

Total Liabilities	13,183,164	13,702,400

Shareholders' Equity:
Common stock, par value $.01 per share; authorized 20,000,000 shares; 11,940,372 shares issued and outstanding
as of June 30, 2009 and December 31, 2008	119,404	119,404
Additional paid-in capital	7,005,891	7,005,891
Accumulated deficit	(4,123,720)	(3,649,132)
Accumulated other comprehensive income	(19,825)	(28,965)

Total Shareholders' Equity	2,981,750	3,447,198

Total Liabilities and Shareholders' Equity	$16,164,914	$17,149,598

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Project revenue	$8,887,741	$7,422,275	$14,625,371	$14,748,538

Project costs	6,788,253	5,158,568	11,291,125	10,378,736

Gross margin	2,099,488	2,263,707	3,334,246	4,369,802

Operating expenses:
Payroll expense and related payroll taxes and benefits	814,277	763,429	1,560,043	1,786,569
Office Expense	224,937	193,353	414,826	431,560
Occupancy	214,322	195,908	444,535	426,126
Business Insurance	109,165	133,498	243,650	254,723
Professional Services	305,121	185,129	487,034	338,998
Equipment Expenses, net of usage credit	100,998	252,369	234,845	506,890
Other expenses	382,472	101,404	565,039	139,554
	2,151,292	1,825,090	3,949,972	3,884,420

Operating income (loss)	(51,804)	438,617	(615,726)	485,382

Other income and (expense):
Interest expense	(75,997)	(112,312)	(154,073)	(244,197)
Other, net	(6,342)	11,950	(9,789)	10,412
	(82,339)	(100,362)	(163,862)	(233,785)

Net income (loss) before income taxes	(134,143)	338,255	(779,588)	251,597

Income tax benefit (expense)	53,000	(137,802)	305,000	(103,214)

Net income (loss)	$(81,143)	$200,453	$(474,588)	$148,383

Earnings per common share:
Basic	$(0.01)	$0.02	$(0.04)	$0.01
Diluted	$(0.01)	$0.02	$(0.04)	$0.01

Weighted average shares outstanding:
Basic	11,940,372	11,937,038	11,940,372	11,937,038
Diluted	11,940,372	12,281,808	11,940,372	12,288,150

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	June 30,	June 30,
	2009	2008

Operating activities:
Net income (loss)	$(474,588)	$148,383
Adjustments to reconcile net loss to net cash
provided by operating activities:
Bad debt expense	460,293	7,411
Depreciation and amortization	327,930	344,387
Deferred income tax (benefit) expense	(303,745)	102,726
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	486,840	1,536,893
Costs on uncompleted projects applicable to
future billings	496,012	1,070,342
Billings and estimated profit in excess of costs
on uncompleted contracts	166,606	(904,429)
Prepaid expenses, inventory and other assets	(379,665)	(281,622)
Accounts payable and accrued expenses	(762,710)	(1,193,061)
Net cash provided by operating activities	16,973	831,030

Investing activities:
Purchase of property and equipment	(158,552)	(132,845)
Net cash used in investing activities	(158,552)	(132,845)

Financing activities:
Decrease in outstanding checks in excess of bank balance	(567,458)	(592,757)
Proceeds from note payable to bank and current
and long-term borrowings, net of financing costs	8,794,788	7,129,111
Principal payments on current and long-term borrowings	(8,137,322)	(7,074,276)
Net cash provided by (used in) financing activities	90,008	(537,922)

Increase (decrease) in cash	(51,571)	160,263

Cash at beginning of period	80,003	93,535

Cash at end of period	$28,432	$253,798

Non-cash item
Non-cash financing of insurance	$538,397	$566,043

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC.
AND WHOLLY-OWNED SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q/A and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, quarterly results include all adjustments (consisting of only normal recurring adjustments) that the Company considers necessary for a fair presentation of such information for interim periods.

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

2. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Six months ended		Three months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income (loss)	$(474,588)	$148,383	$(81,143)	$200,453
Other comprehensive income (loss): Change in fair value of cash flow hedge Net of income tax of $6,100 and $4,000 in 2009 and ($2,900) and $8,800 in 2008, respectively	9,140	(4,300)	6,067	13,300
Comprehensive income (loss)	$(465,448)	$144,083	$(75,076)	$213,753

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

6.     Reclassifications

Certain reclassifications have been made to the June 30, 2008 financial statements to conform with the 2009 presentation.

7.  Restatement

On April 30, 2010, the Company determined that an agreement with a customer was not properly accounted for and that the long-term receivable from customer recorded at June 30, 2009 was overstated by $287,010.  Additionally, an error occurred in the estimate calculating the costs on uncompleted projects applicable to future billings resulting in an overstatement of $60,228.  As a result, the Company restated the quarterly financial statements.

The impact of these adjustments on the Company’s financial results as originally reported for the six months ending June 30, 2009 are summarized below:

	As Reported	As Restated

Current assets	$12,063,576	$12,003,348

Total assets	$16,376,152	$16,164,914

Current liabilities	$12,104,381	$12,104,381

Total liabilities	$13,183,164	$13,183,164

Accumulated deficit	$(3,912,482)	$(4,123,720)

Net income	$(263,350)	$(474,588)

Basic earning per share	$(0.02)	$(0.04)

Diluted earning per share	$(0.02)	$(0.04)

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

At June 30, 2009, the Company had working capital of $(101,033) compared to $5,740,747 at December 31, 2008, and a current ratio of .99  to 1 at June 30, 2009 and 1.77 to 1 at December 31, 2008.  The fluctuation was primarily attributed to the note payable to the bank was classified as a current liability at June 30, 2009.  It was classified as a long-term liability at June 30, 2008.

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

For the six months ended June 30, 2009, the Company’s net cash provided by financing activities was $90,008 compared to net cash used in financing activities of $537,922 during the six months ended June 30, 2008.  The net cash provided by financing activities for the six months ended June 30, 2009 was primarily due to larger borrowings on the note payable.

As of June 30, 2009, the Company had a loan agreement that provides for borrowings up to $6,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later.  The loan was payable on May 15, 2010, bears interest at a rate of prime plus .50 percent, was subject to certain restrictive financial covenants, and was subject to default if there is a material adverse change in the financial or economic condition of the Company.  As of June 30, 2009, borrowings against the revolving loan aggregated $5,435,425.

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

RESULTS OF OPERATIONS

 PROJECT REVENUE

The Company's project billings for the second quarter of 2009 increased 20% to $8,887,741 from $7,422,275 for the second quarter of 2008.  For the six-month period ended June 30, 2009 the Company’s billings have decreased 2.8% to $14,625,371  from $14,748,538 for the same period in 2008.

PROJECT COSTS AND GROSS MARGIN

Project costs for the second quarter of 2009 increased 32% to $6,788,253 from $5,158,568 for the same period in 2008.  Project costs as a percentage of revenues were 76% and 70% for the six months ended June 30, 2009 and 2008, respectively.  Gross margin as a percentage of revenue for the second quarter of 2009 decreased to 21% from 30% for the same period in 2008.  The gross margin decrease is attributed to several large projects bid with lower gross margins.

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

OPERATING EXPENSES

Operating expenses for the quarter ended June 30, 2009 increased 18% to $2,151,282 from $1,825,090 for the same period in 2008.  For the six-month period ended June 30, 2009, operating expenses increased 2% to $3,949,962 from $3,884,420 for the same period in 2008. Operating expenses as a percentage of revenues remained increased to 27% for the six months ended June 30, 2009 from 26% for the comparable period in 2008.

When comparing the second quarter of 2009 to 2008, the increase in operating expenses were a combination of the following:

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

•	Equipment expenses, net of usage credit decreasing 60% to $100,998 from $252,369 primarily attributed to the reduction in fuel costs and an increase in equipment rates charged to projects.

•	Increase in other expenses of 277% to $382,462 from $101,404 as a result of an increase in bad debt expense.

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

NET INCOME (LOSS) BEFORE INCOME TAXES

Net loss for the six months ended June 30, 2009 was $(779,588) compared to a net income of $251,597 for the six months ended June 30, 2008.  The net loss before income taxes is primarily a result of the reduction in the gross margin percentage on project billings.

INCOME TAX (EXPENSE) BENEFIT

The Company recorded income tax benefit of $305,000 for the six months June 30, 2009 compared to an income tax expense of $103,214 for the same period in 2008.

NET INCOME (LOSS)

Net income (loss) for the six months ended June 30, 2009 and 2008 was $(474,588) or ($.04) per share basic and diluted, and $148,383 or $.01 per share basic and diluted, respectively.

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

The Company believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of its consolidated financial statements:

•
Contracts are predominately short-term in nature (less than six months) and revenue is recognized as costs are incurred and billed.  Project costs are generally billed in the month they are incurred and are shown as current assets.  Revenues recognized in excess of amounts billed are recorded as an asset.  In the event interim billings exceed costs and estimated profit, the net amount of deferred revenue is shown as a current liability.  Estimated losses are recorded in full when identified.

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

•
The Company maintains a valuation allowance for deferred tax assets to reduce these assets to their realizable amounts.  Recognition of these amounts and the adjustment of the corresponding allowance is dependent on the generation of taxable income in current and future years.  As circumstances change with respect to management’s expectations of future taxable income, the valuation allowance is adjusted.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Not applicable

Item 4/4T. – Controls and Procedures

(a)	Disclosure Controls and Procedures.
As of the end of the period covering this Form 10-Q/A, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures”. OP-TECH conducted this evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

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

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.
The  Company's  Chief  Executive  Officer and Chief Financial  Officer  determined that, as of the end of the period covered by this report, a material weakness existed over the controls to evaluate the adequacy of the allowance for doubtful accounts and the controls to evaluate revenue on uncompleted projects.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Specifically, an agreement with a customer was not properly accounted for causing an overstatement of accounts receivable.  Additionally, due to an error an in-process project had unearned revenue recorded in excess of the actual expected.

(b) Changes in Internal Controls.
The Company assessed internal controls as of December 31, 2008, and concluded that they were operating effectively and no material weaknesses existed as reported in the 2008 10-K.  The Company’s control procedures did not change significantly in 2009.  However, these control procedures were not operating effectively in certain areas as the Company identified material weaknesses over financial reporting for the period ending June 30, 2009, related to the restatement of results for the period ending June 30, 2009.

Because of these material weaknesses in internal control over financial reporting, our management, including our CEO and CFO, concluded that our internal control over financial reporting was not effective as of June 30, 2009 based on the criteria set forth in Internal Control - Integrated Framework issued by the COSO.

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

OP-TECH Environmental Services, Inc.
(Registrant)

Date: May 14, 2010       /s/ Charles B. Morgan
                        Charles B. Morgan
                        Chief Executive Officer

                         /s/ Jon S. Verbeck
                        Jon S. Verbeck
                        Chief Financial Officer and Treasurer