Form 10-Q/A
period 2009-09-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2010-05-17
CIK 858748

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

EXPLANATORY NOTE

RESTATEMENT OF FINANCIAL STATEMENTS

This  Amendment  No.  1 on  Form  10-Q/A,  which  amends  and  restates  items identified below with respect to the Form 10-Q/A, filed by Op-Tech Environmental Services, Inc. ("we" or "the Company") with the Securities and Exchange  Commission  (the "SEC") on November 17, 2009 (the "Original  Filing"),  is being filed to reflect the restatement of our financial statements for the nine months ended September 30, 2009.

As previously announced, our management, on April 30, 2010, concluded that the Company's  previously filed financial statements as of September 30, 2009 should no longer be relied upon as a result of the  Company's  determination  that the accounts receivable were overstated by $287,010.  The Company also concluded that costs on uncompleted projects applicable to future billings was overstated by $254,481 and billings in excess of cost were understated by $23,974.  Project revenue was overstated by $278,455 and net income was overstated by $345,465.  Authorized  officers of the Company discussed this matter with the Company's  independent public accounting firm who agreed that the Company's previously issued financial statements described above could not be relied upon and needed to be restated.

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

OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	Page
No.

Item 1.	Financial Statements

	Consolidated Balance Sheets -September 30, 2009 (Unaudited) and December 31, 2008 (Audited)
		5

	Consolidated Statements of Operations -Three months ended September 30, 2009 and September 30, 2008 (Unaudited) -Nine months ended September 30, 2009 and September 30, 2008 (Unaudited)	6

	Consolidated Statements of Cash Flows -Nine months ended September 30, 2009 and September 30, 2008 (Unaudited)	7

	Notes to Consolidated Financial Statements Unaudited)	8-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	13

Item 4/4T.	Controls and Procedures	14

PART II.	OTHER INFORMATION	15

	SIGNATURES	16

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

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2009	2008

ASSETS

Current Assets:
Cash	$130,544	$80,003
Accounts receivable (net of allowance for doubtful accounts of
approximately $357,000 in 2009 and $399,000 in 2008, respectively)	8,754,839	8,914,131
Costs on uncompleted projects applicable to future billings	2,333,527	2,824,799
Inventory	529,379	426,412
Current portion of deferred tax asset	559,400	559,400
Prepaid expenses and other current assets, net	590,879	388,654

Total Current Assets	12,898,568	13,193,399

Property and equipment, net	2,791,184	3,031,899
Deferred tax asset	1,452,445	924,300

Total Assets	$17,142,197	$17,149,598

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$5,733,607	$3,543,822
Outstanding checks in excess of bank balance	-	1,026,126
Billings in excess of costs and estimated profit
on uncompleted projects	706,710	479,237
Accrued expenses and other current liabilities	804,785	1,153,383
Accrued litigation defense reserve	150,000	450,000
Note payable to bank under line of credit	5,278,177	-
Current portion of long-term debt	908,625	800,084

Total Current Liabilities	13,581,904	7,452,652

Long-term debt, net of current portion	936,654	1,384,651
Note payable to bank under line of credit	-	4,865,097

Total Liabilities	14,518,558	13,702,400

Shareholders' Equity:
Common stock, par value $.01 per share; authorized 20,000,000 shares; 11,940,372 shares issued and outstanding
as of September 30, 2009 and December 31, 2008	119,404	119,404
Additional paid-in capital	7,005,891	7,005,891
Accumulated deficit	(4,484,154)	(3,649,132)
Accumulated other comprehensive income	(17,502)	(28,965)

Total Shareholders' Equity	2,623,639	3,447,198

Total Liabilities and Shareholders' Equity	$17,142,197	$17,149,598

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Project revenue	$9,606,999	$10,606,146	$24,232,370	$25,354,684

Project costs	8,312,921	8,103,340	19,604,046	18,482,076

Gross margin	1,294,078	2,502,806	4,628,324	6,872,608

Operating expenses:
Payroll expense and related payroll taxes and benefits	788,661	838,795	2,348,704	2,625,364
Office Expense	215,509	212,459	630,335	644,019
Occupancy	215,975	182,656	660,510	608,782
Business Insurance	124,555	121,362	368,205	376,085
Professional Services	265,808	194,687	752,842	533,685
Equipment Expenses, net of usage credit	103,398	264,045	338,243	770,935
Other expenses	87,470	200,179	652,509	339,733
	1,801,376	2,014,183	5,751,348	5,898,603

Operating income (loss)	(507,298)	488,623	(1,123,024)	974,005

Other income and (expense):
Interest expense	(80,792)	(114,233)	(234,865)	(358,430)
Other, net	(2,344)	1,798	(12,133)	12,210
	(83,136)	(112,435)	(246,998)	(346,220)

Net income (loss) before income taxes	(590,434)	376,188	(1,370,022)	627,785

Income tax benefit (expense)	230,000	(152,845)	535,000	(256,059)

Net income (loss)	$(360,434)	$223,343	$(835,022)	$371,726

Earnings per common share:
Basic	$(0.03)	$0.02	$(0.07)	$0.03
Diluted	$(0.03)	$0.02	$(0.07)	$0.03

Weighted average shares outstanding:
Basic	11,940,372	11,937,595	11,940,372	11,938,150
Diluted	11,940,372	12,294,199	11,940,372	12,290,907

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	September 30,	September 30,
	2009	2008

Operating activities:
Net income (loss)	$(835,022)	$371,726
Adjustments to reconcile net loss to net cash
provided by operating activities:
Bad debt expense	459,917	158,181
Depreciation and amortization	448,348	531,523
Stock Compensation	-	167
Deferred income tax (benefit) expense	(529,745)	249,800
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	(300,625)	(2,015,365)
Costs on uncompleted projects applicable to
future billings	491,272	1,273,564
Billings and estimated profit in excess of costs
on uncompleted contracts	227,473	(781,544)
Prepaid expenses, inventory and other assets	246,549	(107,731)
Accrued litigation defense reserve	(300,000)	(43,958)
Accounts payable and accrued expenses	1,841,187	1,144,016
Net cash provided by operating activities	1,749,354	780,379

Investing activities:
Purchase of property and equipment	(207,633)	(358,068)
Net cash used in investing activities	(207,633)	(358,068)

Financing activities:
Proceeds from issuance of common stock	-	33
Decrease in outstanding checks in excess of bank balance	(1,026,126)	(54,457)
Proceeds from note payable to bank and current
and long-term borrowings, net of financing costs	11,520,195	10,327,462
Principal payments on current and long-term borrowings	(11,985,249)	(10,758,950)
Net cash used in financing activities	(1,491,180)	(485,912)

Increase (decrease) in cash	50,541	(63,601)

Cash at beginning of period	80,003	93,535

Cash at end of period	$130,544	$29,934

Non-cash item
Non-cash financing of insurance	$538,397	$566,043

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

2. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:
	Nine months ended		Three months ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Net income (loss)	$(835,022)	$371,726	$(360,434)	$223,343
Other comprehensive (loss): Change in fair value of cash flow hedge Net of income tax expense (benefit) of $7,700 and $1,600 in 2009 and ($6,300) and ($3,400) in 2008, respectively	11,463	(9,425)	2,323	(5,125)
Comprehensive income (loss)	$(823,559)	$362,301	$(358,111)	$218,218

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

6.     Reclassifications

Certain reclassifications have been made to the September 30, 2008 financial statements to conform with the 2009 presentation.

7.  Restatement

On April 30, 2010, the Company determined that an agreement with a customer was not properly accounted for and long-term receivable from customer and accounts receivable recorded at September 30, 2009 were overstated by $287,010.  The Company also concluded based on an error that costs on uncompleted projects applicable to future billings was overstated by $244,865 and billings in excess of cost were understated by $33,950.  As a result, the Company restated the quarterly financial statements.

The impact of these adjustments on the Company’s financial results as originally reported for the nine months ending September 30, 2009 are summarized below:

	As Reported	As Restated

Current assets	$13,068,433	$12,898,568

Total assets	$17,454,072	$17,142,197

Current liabilities	$13,548,314	$13,581,904

Total liabilities	$14,484,968	$14,518,558

Accumulated deficit	$(4,138,689)	$(4,484,154)

Net income	$(489,557)	$(835,022)

Basic earning per share	$(0.04)	$(0.07)

Diluted earning per share	$(0.04)	$(0.07)

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

At September 30, 2009, the Company had working capital of ($683,336) compared to $5,740,747 at December 31, 2008, and a current ratio of .95 to 1 at September 30, 2009 and 1.77 to 1 at December 31, 2008.  The fluctuation was primarily attributed to the note payable to the bank classified as a current liability at September 30, 2009.  It was classified as a long-term liability at September 30, 2008.

For the nine months ended September 30, 2009, the Company’s net cash provided by operations was $1,749,354 compared to $780,379 during the nine months ended September 30, 2008.  The cash provided by operations for the nine months ended September 30, 2009 was primarily a result of an increase in accounts payable.

The Company’s net cash used in investing activities of $207,633 during the first nine months of the year was attributable to the purchase of field equipment.  The net cash used in investing activities during the nine months ended September 30, 2008 was $358,068.

For the nine months ended September 30, 2009, the Company’s net cash used in financing activities was $1,491,180 compared to $485,912 during the nine months ended September 30, 2008.  The net cash used in financing activities for the nine months ended September 30, 2009 was primarily due to the reduction in outstanding checks in excess of bank balance.

The Company had a loan agreement that provided for borrowings on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later.  The Company projected a short-term additional financing need based on the size of several large projects planned in the third and fourth quarters of the year and negotiated an increase in the loan agreement from $6,000,000 to $7,500,000 as of September 30, 2009.  The loan was payable on July 1, 2011, bears interest at a rate of LIBOR plus 4.00 percent, was subject to certain restrictive financial covenants, and was subject to default if there is a material adverse change in the financial or economic condition of the Company.  As of September 30, 2009, borrowings against the revolving loan aggregated $5,278,177.

During the third quarter of 2009, all principal payments on the Company’s debt were made within payment terms.  As of September 30, 2009, the Company was not in compliance with financial covenants and received a waiver at September 30, 2009.  The waiver modified the agreement maturity date to December 31, 2009.  In addition, the available line was reduced to $6,000,000 as the additional amount was not necessary.  The Company was in the process of negotiating an extension to its financing agreement.  The Company was dependent on obtaining continued financing from its current financial institution or from another source.

The Company expects, based on its operating results and the continued availability of its line of credit, that it will be able to meet obligations as they come due.

RESULTS OF OPERATIONS

PROJECT REVENUE

The Company's project revenue for the third quarter of 2009 decreased 9% to $9,606,999 from $10,606,146 for the third quarter of 2008.  For the nine-month period ended September 30, 2009 the Company’s project revenue has decreased 4% to $24,232,370 from $25,354,684 for the same period in 2008.

PROJECT COSTS AND GROSS MARGIN

Project costs for the third quarter of 2009 decreased 3% to $8,312,921 from $8,103,340 for the same period in 2008.  Project costs as a percentage of revenues were86.5% and 76.4% for the three months ended September 30, 2009 and 2008, respectively.  Gross margin for the third quarter of 2009 decreased to 13.5% from 23.6% for the same period in 2008.  The decrease in gross margin is attributed to work performed in the quarter in lower margin segments.

For the nine-month period ended September 30, 2009, project costs increased 6% to $19,604,046 from $18,482,076 for the nine months ended September 30, 2008. Project costs as a percentage of revenues were 80.9% for the nine months ended September 30, 2009 and 72.9% for the same period in 2008. Gross margin for the nine months ended September 30, 2009 decreased to 19.1% from 27.1% for the same period in 2008 attributed to the economic climate, industry competiveness, and job mix.

OPERATING EXPENSES

Operating expenses for the quarter ended September 30, 2009 decreased 11% to $1,801,376 from $2,014,183 for the same period in 2008.  For the nine-month period ended September 30, 2009, operating expenses decreased 2% to $5,751,348 from $5,898,603 for the same period in 2008.  Operating expenses as a percentage of revenues were 24% and 23% for the nine months ended September 30, 2009 and 2008, respectively.

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

NET INCOME (LOSS) BEFORE INCOME TAXES

Net loss before income taxes for the quarter ended September 30, 2009 was $(590,434) compared to net income before income taxes of $376,188 for same period in 2008.  Net loss before income taxes for the nine months ended September 30, 2009 was $(1,370,022) compared to net income before income taxes of $627,785 for the nine months ended September 30, 2008.  The net loss before income taxes is primarily a result of the reduction in the gross margin percentage on project billings.

INCOME TAX (EXPENSE) BENEFIT

The Company recorded income tax benefit of $230,000 for the quarter ended September 30, 2009 compared to an income tax expense of $(152,845) for same period in 2008.  The Company recorded income tax benefit of $535,000 for the nine months September 30, 2009 compared to an income tax expense of ($256,059) for the same period in 2008.

NET INCOME (LOSS)

Net loss before for the quarter ended September 30, 2009 was $(360,434) or ($.03) per share basic and diluted compared to net income before income taxes of $223,343 or $.02 per share basic and diluted for same period in 2008.  Net income (loss) for the nine months ended September 30, 2009 and 2008 was $(835,022) or $.07 per share basic and diluted, and $371,726 or $.03 per share basic and diluted, respectively.

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

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.
The  Company's  Chief  Executive  Officer and Chief Financial  Officer  determined that, as of the end of the period covered by this report, a material weakness existed over the controls to evaluate revenue on uncompleted projects and the controls to evaluate the adequacy of the allowance for doubtful accounts

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Specifically, due to an error, four in-process projects had unearned revenue recorded in excess of the actual expected.  Additionally, an agreement with a customer was not properly accounted for causing an overstatement of accounts receivable

(b) Changes in Internal Controls.
The Company assessed internal controls as of December 31, 2008, and concluded that they were operating effectively and no material weaknesses existed as reported in the 2008 10-K.  The Company’s control procedures did not change significantly in 2009.  However, these control procedures were not operating effectively in certain areas as the Company identified material weaknesses over financial reporting for the period ending September 30, 2009, related to the restatement of results for the period ending September 30, 2009.

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