Form 10-K
period 2009-12-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2010-05-17
CIK 858748

Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2009

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,776,149

Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of May 7, 2010.  Common stock, $.01 par value: 11,940,372

PART I

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

Customers

The Company’s client base includes state agencies, industrial companies, railroads, real estate developers, auto parts manufacturers, aluminum producers, utility companies, waste disposal firms, municipalities, and engineering firms.  During 2009, the Company performed services for approximately 900 clients.  These projects were substantially all short-term (six months or less) in nature.  The largest business segment for the each of the years ended December 31, 2009, 2008, and 2007 was Environmental Remediation services.  Environmental Remediation  services accounted for 38%, 44%, and 38% of the Company’s revenues for the years ended December 31, 2009, 2008, and 2007, respectively.  For the past three fiscal years, all of the Company’s revenues were generated from customers in the United States.

During 2009, the Company had project revenue of approximately $6,552,000 related to several contracts with the New York State Department of Environmental Conservation, which totaled approximately 18% of the Company’s revenues.  A portion of that revenue is related to the spill response and remediation contracts with the New York State Department of Environmental Conservation which expires January 31, 2014.

Insurance

The Company maintains commercial general liability, asbestos liability and pollution liability insurance which provides aggregate coverage limits of $15 million.  In addition, the Company also maintains workers compensation, comprehensive automobile, and Directors and Officers liability insurance.  The Company’s insurance coverage is consistent with the insurance requirements found in the environmental remediation industry.

Employees

As of May 7, 2010, the Company had a total of approximately 218 full-time employees.  The Company’s ability to retain and expand its staff will be an important factor in determining the Company’s future success.  The Company considers its relations with its employees to be good, and the Company has never had a work stoppage or threat of a work stoppage.

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

ITEM 2. PROPERTIES

The Company leases its corporate headquarters in East Syracuse, NY and its branch office locations in Syracuse, Buffalo, Rochester, Massena, Waverly, Albany, and Plattsburgh, NY, Baltimore, MD, and Edison, NJ.  The Company leases an aggregate of approximately 114,007 square feet of office, shop and warehouse space at those locations.  The leases expire at various times through September 30, 2014.  The current aggregate monthly lease payment is $53,842 plus utilities.

Equipment

The Company’s owned equipment consists primarily of construction equipment such as vacuum trucks, dump trucks, tankers, excavation equipment, utility vehicles, pumps, generators, and compressors, some of which have been specially modified for the Company’s use.

ITEM 3. LEGAL PROCEEDINGS

The Company had an accrued liability of $450,000 at December 31, 2008.  The liability has been paid in 2009.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURTIES

(a)	The shares of the Company’s common stock are listed on the Over the Counter Bulletin Board under the symbol OTES.

The high and low closing bid prices for the shares of the Company’s common stock were as follows:

Quarter Ended	High	Low

March 31, 2008	$0.25	$0.20
June 30, 2008	$0.20	$0.10
September 30, 2008	$0.30	$0.17
December 31, 2008	$0.29	$0.14
March 31, 2009	$0.55	$0.14
June 30, 2009	$0.50	$0.30
September 30, 2009	$0.50	$0.50
December 31, 2009	$0.50	$0.21
March 31, 2010	$0.45	$0.20

Second quarter through
May 7, 2010	$0.20	$0.14

The aforementioned prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

(b)	At May 7, 2010, there were approximately 135 holders of record of the Company’s common stock.

(c)	The Company has never paid any dividends.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	285,341	$0.28	282,003
Equity compensation plans not approved by security holders	-	-	-
Total	285,341	$0.28	282,003

ITEM 6. SELECTED FINANCIAL DATA

Statement of Operations Data

	Year Ended December 31,
	2009	2008	2007	2006	2005

Project Billings and Services	$36,023,902	$36,632,276	$32,483,687	$35,069,989	$21,784,096
Net Income (loss)	$(1,884,890)	$654,927	$(405,574)	$207,973	$(145,744)
Net Income (loss) per Share
- Basic	$(.16)	$.05	$(.03)	$.02	$(.01)
- Diluted	$(.16)	$.05	$(.03)	$.02	$(.01)

Balance Sheet Data

	As of December 31,
	2009	2008	2007	2006	2005

Total Assets	$18,113,208	$17,149,598	$16,254,072	$18,470,167	$13,185,755
Long-Term Obligations	-	$6,249,748	$6,733,952	$7,859,741	$6,024,691
Total Liabilities	$16,536,095	$13,702,400	$13,439,236	$15,305,884	$10,303,758
Shareholders’ Equity	$1,577,113	$3,447,198	$2,814,836	$3,164,283	$2,881,997

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE LEVEL OVERVIEW

OP-TECH is a leading provider of environmental and industrial services throughout the Northeastern and Mid-Atlantic regions of the United States. The Company serves over 1,100 customers, including a significant number of Top 500 engineering firms, thousands of smaller private entities and numerous federal, state and local government agencies.  A significant customer is New York State’s Department of Environmental Conservation.

The Company’s strategy is to apply its expertise in the environmental remediation industry to increase market share, increase profitability and enhance shareholder value.

In 2009, the Company experienced significant losses related to four primary issues.

1.
Regular, recurring, and legacy revenue work experienced a dramatic decline as its industrial and governmental clients significantly reduced the volume of work for that portion of the Company’s anticipated revenue.   This reduction, based on an average of the preceding two years, represented a reduction in gross profit of just over $1,000,000.

2.	Two bankruptcies filed by larger clients accounted for approximately $407,000 in losses.

3.
Although the Company experienced a significant amount of success in acquiring new projects, there was a substantial slide of the project start dates.  The Company originally anticipated starting these projects in 2009 which were delayed into 2010.

4.	The Company bid many projects at competitive gross margins. Several larger projects actual results in 2009 were at lower than anticipated gross margin due to project overruns and unanticipated costs.

The Company believes the losses incurred in 2009 are isolated to that year and the future prospects are strong.  At December 31, 2009, the Company had in excess of $22,000,000 of contracted backlog work to be performed in 2010.  This backlog coupled with our ongoing bidding activity and our recurring service business should make 2010 a successful year.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, the Company had cash and cash equivalents of $26,845 as compared to $80,003 at December 31, 2008.  Cash in the Company’s operating account is electronically transferred nightly to pay down the Company’s revolving line of credit in order to minimize interest expense.

At December 31, 2009, the Company had negative working capital of ($2,580,894) compared to working capital of $5,740,747 at December 31, 2008.  The Company had a current ratio of approximately .89 to 1 and 1.77 to 1 at the end of 2009 and at the end of 2008, respectively.

Cash provided by operating activities during 2009 was $579,479 compared to $597,790 during 2008.  The cash provided by operating activities in 2009 was mainly attributable to a net increase in accounts receivable offset by an increase in accounts payable.

The Company’s net cash used in investing activities of $405,878 during 2009 was attributable to the purchase of various field and office equipment.

Cash used in financing activities of $405,978 in 2009 was primarily due to the pay downs of long-term debt.

As of December 31, 2009, the Company had a loan agreement which provided for borrowings up to $7,500,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later to be used to provide working capital and was to expire on July 1, 2011.  Interest was charged at LIBOR plus 4.0%.  Under the terms of the agreement in place, the line available decreased to $6,000,000 at January 1, 2010; however, the Company’s borrowings have exceeded this cap subsequent to year end.

The Company was not in compliance with the financial covenants of its loan agreement as of December 31, 2009 and received a waiver.  As a result of financial covenant violations, the Company and the financial institution negotiated to revise the terms of their financing agreement.  The line expiration was changed from July 1, 2011 to August 31, 2010, and the interest rate was increased from LIBOR plus 4% to LIBOR plus 7%, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company.  Additionally, the bank assessed a $120,000 fee, is requiring the use of a consultant to monitor cash flow, is requiring a $500,000 equity infusion by July 31, 2010, and is requiring the Company seek replacement financing.  The loss of the availability of this line of credit after August 31, 2010 could have an adverse effect on the Company if alternate financing sources are not available.

As of December 31, 2009, borrowing against the revolving loan aggregated $5,073,196. During 2009, all principal payments on the Company’s debt were made within payment terms.

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

The Company’s ability to secure replacement financing and obtain adequate bonding may affect future operating results.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The following is a list of accounting pronouncements either adopted by the Company for fiscal 2009 or pronouncements that could have a significant impact on future financial statements or disclosures upon adoption:

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, now referred to as ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 established the Codification as the single source of authoritative U.S. GAAP superseding all prior guidance and eliminating the GAAP hierarchy and establishing one level of authoritative GAAP. All other literature is considered non-authoritative. ASC 105 is effective for annual periods ending after September 15, 2009 and as such has been adopted as of December 31, 2009.  The adoption of this standard has significantly changed the Company’s U.S. GAAP references, however it did not have an impact on the Company’s financial statements.

The Company has adopted the disclosure requirements of ASC 815, “Derivatives and Hedging”, effective January 1, 2009, which amends and expands the disclosure related to accounting for derivative instruments and hedging activities, and also began applying the provisions of ASC 820, “Fair Value Measurements and Disclosures”, to non-financial assets and liabilities, as permitted by FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”.  Neither of these adopted pronouncements had an impact on the Company’s balance sheet or results of operations for 2009.

ASC 855, “Subsequent Events”, establishes principles and requirements for reviewing and reporting subsequent events.  This requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements are available for issuance or were issued. This accounting guidance was adopted for the second quarter of fiscal 2009. However, in February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements" (“ASU 2010-09”). ASU 2010-09 requires a Securities and Exchange Commission (“SEC”) filer to evaluate subsequent events through the date that the financial statements are issued. SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. This amendment is effective as of the date of issuance of ASU 2010-09, and as such the Company has changed its disclosure accordingly.

ASC 820-10-65, “Fair Value Measurements and Disclosures”(ASC 820-10-65”) clarifies the approach to and provides additional factors to consider in, measuring fair value when there has been a significant decrease in market activity for an asset or liability and quoted prices associated with transactions are not orderly.  The requirements of ASC 820-10-65 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company elected to adopt the guidance of ASC 820-10-65, effective June 30, 2009. This adoption did not have an effect on the Company’s consolidated balance sheets or results of operations.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends Topic 820-10, “Fair Value Measurements and Disclosures – Overall”. This update clarifies techniques that may be used to determine the fair value of a liability if an active market for an identical liability does not exist.  This new guidance was effective for the third quarter of fiscal 2009 for the Company. The adoption of this update did not have an impact on the Company’s consolidated financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements" (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. This update will only have an impact on the Company’s disclosures beginning January 1, 2010 and will not have a material impact on the Company’s consolidated balance sheets or results of operations.

OFF BALANCE SHEET ARRANGEMENTS

The Company had no off balance sheet arrangements at December 31, 2009 or December 31, 2008 that require disclosure under this item.

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

The Company believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of its consolidated financial statements:

Contracts are predominately short-term in nature (less than six months) and revenue is recognized as costs are incurred.  Project costs are generally billed in the month they are incurred and are shown as current assets.  Revenues recognized in excess of amounts billed are recorded as an asset.  In the event interim billings exceed costs and estimated profit, the net amount of deferred revenue is shown as a current liability.  Estimated losses are recorded in full when identified.

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

The Company maintains a valuation allowance on its deferred tax asset based on the amount of net operating losses that management believes it will not utilize prior to the expiration dates of these losses.  Management determines the adequacy of this allowance by continually evaluating its ongoing profitability and its ability to generate taxable income in the future sufficient to utilize the net operating losses.  If the profitability of the Company were to change, it could affect the amount of net operating losses that could be utilized and require an adjustment to the valuation allowance.

The Company establishes accruals for loss contingencies related to litigation and claims.  These estimates are prepared using information available to management at the time of the accrual and at each reporting period.  Events and circumstances could change requiring management to revise or adjust amounts accrued for loss contingencies.

2009 COMPARED TO 2008

Revenues

During the year ended December 31, 2009, the Company’s revenues decreased 1.7% to $36,023,902 as compared to $36,632,276 for the year ended December 31, 2008.

When comparing 2009 to 2008, the decrease in project revenue was attributed to the extremely competitive environment in 2009 and many large project awards start dates were delayed to 2010.

Project Costs and Gross Margin

Project costs for the year ended December 31, 2009 increased 8.5% to $30,450,031 from $28,059,580 for the year ended December 31, 2008.  Project costs as a percentage of revenues were 84.5% for the year ended December 31, 2009, compared to 76.6% for the year ended December 31, 2008.  The gross profit margin for the year ended December 31, 2009 was 15.5% compared to 23.4% for the year ended December 31, 2008.  Gross profit in dollars decreased 35% to $5,573,871 from $8,572,696 in 2008.  Project costs paid to St. Lawrence Industrial Services, Inc., a related party, amounted to approximately $1,301,000 in 2009 and $1,037,000 in 2008.

The decrease in the gross margin percentage was due to the competitive bidding environment in 2009 and the performance of several large projects with unanticipated costs.

Selling, General, and Administrative Expenses

During the year ended December 31, 2009, selling, general, and administrative (“SG&A”) expenses increased 0.7% to $7,551,503 compared to $7,501,126 for the previous year.

SG&A expenses as a percentage of revenue increased to 21% for the year ended December 31, 2009 from 20.5% for the year ended December 31, 2008.

When comparing 2009 to 2008, the increase in 2009 operating expenses is primarily attributed to the following:
•
Payroll and related expenses decreased 10.9% to $2,937,534 from $3,298,646 in 2008.  The decrease is related to an improvement in efficiencies and reductions of employee benefit costs and non-billable labor.

•	Professional services increased 22.2% to $949,844 from $777,313 in 2008. The increase is primarily due to additional costs incurred for the monitoring the Company’s solid waste management facility.
•	Equipment expenses decreased 16.3% to $503,018 from $600,940 in 2008 primarily as a result of the decrease in fuel costs.
•	Other expense increased 95.8% to $957,769 from $489,143 primarily as a result of the increase in bad debt expense.

Operating Income

As a result of the factors discussed above, for the year ended December 31, 2009, the Company reported an operating loss of ($1,977,632) compared to operating income of $1,071,570 for the previous year.

Interest Expense

Interest expense decreased 31% to $309,442 in 2009 compared to $449,785 in 2008.  The decrease in interest expense is due to the reduction in interest rates in 2009 coupled with the repayment of long-term debt.

Net Income (Loss) Before Income Taxes

Net loss before income taxes amounted to ($2,262,685) in 2009 compared to net income before income taxes of $633,653 in 2008.

Income Tax Expense

The Company recorded a net income tax benefit of $377,795 in 2009 compared to an income tax benefit of $21,271 in 2008.

Net Income (Loss)

Net loss for the year ended December 31, 2009 was ($1,844,890) or ($.16) per share basic and diluted compared to net income of $654,927 or $.05 per share basic and diluted for the year ended December 31, 2008.

Key Performance Indicators

Management measures equipment utilization and labor efficiency on a monthly basis in addition to project revenue and gross margin discussed above.  Equipment utilization remained consistent year to year, and billable labor increased slightly from 62% to 63%.

2008 COMPARED TO 2007

Revenues

During the year ended December 31, 2008, the Company’s revenues increased 12.8% to $36,632,276 as compared to $32,475,379 for the year ended December 31, 2007.

When comparing 2008 to 2007, the overall increase in project revenue is due to an increase in larger projects performed by the Company during the year.  The Company has made a planned effort to bid on larger projects based on overall increases in service capabilities.

Project Costs and Gross Margin

Project costs for the year ended December 31, 2008 increased 14.5% to $28,059,580 from $24,499,589 for the year ended December 31, 2007.  Project costs as a percentage of revenues were 76.6% for the year ended December 31, 2008, compared to 75.4% for the year ended December 31, 2007.  The gross profit margin for the year ended December 31, 2008 was 23.4% compared to 24.6% for the year ended December 31, 2007.  Gross profit in dollars increased 7.4% to $8,572,696 from $7,984,098 in 2007.  Project costs paid to St. Lawrence Industrial Services, Inc., a related party, amounted to approximately $1,037,000  in 2008 and $917,000 in 2007.

The decrease in the gross margin percentage was due to the performance of several larger projects.

Selling, General, and Administrative Expenses

During the year ended December 31, 2008, selling, general, and administrative (“SG&A”) expenses decreased 3.4% to $7,501,126 compared to $7,765,466 reported for the previous year.

SG&A expenses as a percentage of revenue decreased to 21% for the year ended December 31, 2008 from 24% for the year ended December 31, 2007.

When comparing 2008 to 2007, the reduction in 2008 operating expenses is primarily attributed to the following:
•
Payroll and related expenses decreased 10.2% to $3,298,646 from $3,674,586 in 2007.  The decrease is related to an improvement in efficiencies and reductions of employee benefit costs and non-billable labor.

•	Business insurance decreased 20.4% to $506,123 from $636,180 in 2007 primarily as a result of the Company’s ability to mitigate risk and reduce claims.
•	Professional services increased 24.4% to $777,313 from $624,620 due to legal fees incurred and professional fees to comply with Sarbanes-Oxley.
•	Equipment expenses, net of usage credit decreased 24.2% to $600,940 from $792,429 primarily due to an increase in equipment utilization based on an increase in revenue.

Operating Income

As a result of the factors discussed above, for the year ended December 31, 2008, the Company reported operating income of $1,071,570 compared to operating income of $210,324 for the previous year.

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

Net Income

Net income for the year ended December 31, 2008 was $654,927 or $.05 per share basic and diluted compared to net loss of $405,574 or $.03 per share basic and diluted for the year ended December 31, 2007.

Key Performance Indicators

Management measures equipment utilization and labor efficiency on a monthly basis in addition to project revenue and gross margin discussed above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The Company is exposed to market risk, including changes in interest rates because of its variable rate debt.  To manage the potential exposure, the Company enters into various derivative transactions, mainly interest rate swaps.  The financial impact of these hedging instruments are offset in part or in whole by corresponding changes in the underlying exposures being hedged.  The Company does not hold or issue derivative financial instruments for trading purposes.  Note 8 to the consolidated financial statements includes a discussion of the Company’s accounting policies for financial instruments.

Interest rate swaps are used to hedge a term debt obligation.  Based on the Company’s overall interest rate exposure as of and during the year ended December 31, 2009, including derivative and other rate sensitive instruments, a one percent change in interest rates would increase or decrease interest expense by approximately $70,000 annually.

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

ITEM 9a.  CONTROLS AND PROCEDURES

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

Report On Internal Control Over Financial Reporting — We have evaluated OP-TECH’s internal control over financial reporting as of December 31, 2009. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the evaluation performed, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2009.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We did not maintain effective controls over reconciliation of costs and standard gross margins on uncompleted projects.  Specifically, several in-process projects had unearned revenue recorded in excess of the actual expected.  We did not maintain effective controls over the evaluation of the valuation of accounts receivable.  Specifically, an agreement with a customer was not properly accounted for and accounts receivable was overstated.

As a result of these control deficiencies uncovered in the year-end reporting process, the Company restated quarterly results for the periods ending June 30, 2009 and September 30, 2009.

These control deficiencies could result in a misstatement to accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that may not be prevented or detected.

Because of the above described material weaknesses in internal control over financial reporting, management concluded that our internal control over financial reporting was not effective as of December 31, 2009 based on the criteria set forth in Internal Control — Integrated Framework issued by the COSO.  This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report

Report On Disclosure Controls And Procedures — As of December 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of OP-TECH’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation and as described above under “Report On Internal Control Over Financial Reporting”, we have identified a material weakness in our internal control over financial reporting.  As a result of this material weakness and as a result of our failure to identify this material weakness in our internal control over financial reporting as a material weakness in our disclosure controls and procedures, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

ITEM 9b.  OTHER INFORMATION
None

PART III

ITEM 10. DIRECTORS, EXECUTIVES, OFFICERS AND CORPORATE GOVERNMENT

The following table sets forth certain information about the directors of the Company, all of whom were unanimously elected at the Annual Meeting of Stockholders of the registrant on August 13, 2009 for a term of one year.

Each director has served continuously since he was first elected.

The Board of Directors held four meetings during the last calendar year.  All of the directors attended more than 75% of the total number of meetings held by the Board of Directors.

Name, Age Principal Occupation	Year First Elected	Certain Other Information
Robert J. Berger (63) Director and Co-Chairman of the Board	1998

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

Richard Messina (47) Director and Co-Chairman of the Board	2005
Mr. Messina was elected to the Board in November 2005 and elected Co-Chairman of the Board in January 2007.  Mr. Messina founded The Benchmark Company, LLC, a securities broker-dealer, in 1988.  Benchmark is primarily engaged in equity research, sales, and trading on behalf of institutional clients.  Mr. Messina currently serves as Co-Chief Executive Officer of Benchmark.

Cornelius B. Murphy, Jr. (65) Director	1991

Dr. Murphy resigned from the Board on April 29, 2010.  Dr. Murphy served as a director since December 1991.  Dr. Murphy has been a director of O’Brien & Gere Limited since 1985.  Dr. Murphy also served as President of O’Brien & Gere Limited from December 1997 to May 1999 and Chairman of the Board of O’Brien & Gere Engineers from January 1993 to December 1998.  Dr. Murphy currently serves as President of the State University of New York College of Environmental Science and Forestry, which is located in Syracuse, New York.

Richard L. Elander (68) Director	1991
Mr. Elander has served in his present position as a Director since November of 1991. Mr. Elander previously served as the Commissioner of the Onondaga County Department of Water Environment Protection prior to retirement.

Steven A. Sanders (64) Director	1991
Mr. Sanders has served in his present position as a Director since December 1991.  Mr. Sanders is currently Senior Partner of Sanders Ortoli Vaughn-Flam Rosenstadt LLP.  From January 1, 2004 until June 30, 2007, he was of counsel to the law firm of Rubin, Bailin, Ortoli, LLP.  From January 1, 2001 to December 31, 2003, he was counsel to the law firm of Spitzer & Feldman PC.  .  Mr. Sanders also serves as a Director of Helijet International, Inc., and NaiKun Wind Development, Inc.  Additionally, he is a Director of the Roundabout Theatre (the largest not-for-profit theatre in North America), Town Hall New York City, and the New York Theatre Ballet

George W. Lee, Jr. (61) Director	2002
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

Richard Jacobson (46) Director	2006
Mr. Jacobson was elected to the Board in February 2006.  Mr. Jacobson is currently a Partner at Tricap Partners & Co., an investment banking boutique specializing in advising companies, institutions, family offices and individuals in complex financial strategies and investment decisions.  From 2005 to 2009, he was a Senior Managing Director with Stern Capital.  From 1999 to 2003 he was Managing Director and Co-Group Head in the merchant banking group of Indosuez Capital.  From 1997 to 1999, he was a Vice President in the leveraged finance group of SG Cowen.  From 1994 to 1997 he was an associate in the leveraged finance group of Chemical Securities, Inc.  Mr. Jacobson began his career as an attorney for the law firm of Jacobs, Persinger and Parker.

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

The Board has determined that six (6) of the Company’s seven (7) directors are independent under these standards.  As a result of Director Berger’s ownership of St. Lawrence Industrial Services Corp., he is not considered to have independent status.  Mr. Berger does serve on the Compensation committee based upon his prior business experience and the fact that he is a holder of approximately eleven percent (11%) of the outstanding shares of the Company’s stock.

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

AUDIT COMMITTEE

The members of the Committee are Messrs. Cornelius Murphy, Richard Elander, and George Lee. The Committee operates under a written charter adopted by the Board of Directors.  Cornelius Murphy resigned from the Committee on April 29, 2010.  The Committee held three meetings during the year ended December 31, 2009.  Its duties and responsibilities include:
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

The Committee recommended to the Board of Directors the appointment of Dannible & McKee, LLP as the Company’s independent accountants for the year 2009, as ratified by shareholders.  The Company’s independent accountants provided to the Committee the written disclosure required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm’s independence.

Management represented to the Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles.  The Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants.  The Committee discussed with the independent accountants matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees) as currently in effect.  Based on these discussions and reviews, the Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for filing with the Securities and Exchange Commission.

The Committee does not have a financial expert.  Due to the small size of the Company and lack of financial complexity, the Committee does not anticipate adding a financial expert.

REPORT OF AUDIT COMMITTEE

The Audit Committee reviews the Company’s financial reporting process on behalf of the Board.  Management has the primary responsibility for establishing and maintaining adequate internal financial controllership, for preparing the financial statements and for the public reporting process.  Dannible & McKee, LLP, our Company’s independent auditor for 2009, is responsible for expressing an opinion on the conformity of the Company’s audited financial statements with generally accepted accounting principles.

In this context, the committee has reviewed and discussed with management and Dannible & McKee, LLP the audited financial statements for the year ended December 31, 2009.  The committee has discussed with Dannible & McKee, LLP the matters that are required to be discussed by Statement on auditing Standards No. 61 (Communication with Audit committees).  Dannible & McKee, LLP has provided to the committee the written disclosures and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the committee has discussed with Dannible & McKee, LLP that firm’s independence.  The committee has concluded that Dannible & McKee, LLP’s provision of audit and non-audit services to the Company is compatible with Dannible & McKee, LLP’s independence.

Based on the considerations and discussions referred to above, the committee recommended to the Board of Directors that the audited financial statements for the year ended December 31, 2009 be included in the Annual Report on form 10-K for 2009.  This report is provided by the following independent directors, who comprise the committee:

George W. Lee, Jr. (Acting Chairman)
Richard L. Elander

EXECUTIVE OFFICERS OF THE COMPANY

Charles Morgan (56) Chief Executive Officer
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

Jon Verbeck (49) Chief Financial Officer & Treasurer
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

BENEFICIAL OWNERSHIP AND REPORTING COMPANIES

Section 16(a) of the Exchange Act requires our directors, officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Directors, officers and 10% holders are required by Commission regulations to send us copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms sent to us and the representations made by the reporting persons to us, we believe that during the fiscal year ended December 31, 2009, our directors, officers and 10% holders complied with the filing requirements under Section 16(a) of the Exchange Act.

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

E. Executive Officer Compensation Disclosure Tables

Summary Compensation Table

Name and Principal Position(s) (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (1) (f)	Change in Pension value and Nonqualified Deferred Compensation Earnings (h)	All Other Compensation ($) (1) (i)	Total ($) (j)
Charles B. Morgan	2009	$197,000	$35,000	$0	$0	$0	$41,422	$273,422
Chief Executive Officer	2008	$179,000	$17,500	$0	$0	$0	$18,700	$215,200

Harold C. Piger	2009	$112,796	$25,000	$0	$0	$0	$0	$137,796
Senior Vice President	2008	$98,264	$5,000	$0	$0	$0	$0	$103,264

Jon S. Verbeck	2009	$120,000	$15,000	$0	$0	$0	$0	$135,000
Chief Financial Officer	2008	$120,000	$5,000	$0	$0	$0	$0	$125,000

(1) Mr. Morgan was paid $27,911 and $18,700 for unused vacation in 2009 and 2008, respectively, and $13,511 as other compensation in 2009.

Column g, Non-Equity Incentive Plan Compensation, is not applicable and is omitted.

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

Director Compensation Table

The following table summarizes the compensation paid to the Chairman and each nonemployee director for his or her service to the Board and its committees during 2009:

Name (a)	Fees Earned or Paid in Cash ($) (b) (1)	Option Awards ($) (d)	All Other Compensation ($) (g)	Total ($) (h)
Robert J. Berger	$16,500	$0	$0	$16,500
Richard Messina	$24,500	$0	$0	$24,500
Richard L. Elander	$9,000	$0	$0	$9,000
Cornelius B. Murphy, Jr.	$10,000	$0	$0	$10,000
Steven A. Sanders	$8,000	$0	$0	$8,000
George W. Lee, Jr.	$9,500	$0	$0	$9,500
Richard Jacobson	$8,000	$0	$0	$8,000

(1)     In 2009 Directors of the Company were paid $2,000 for each Board meeting attended and $500 for each sub-committee meeting attended.  In addition, Messer’s Messina and Berger were paid additional fees as chairman fees of $16,000 and $8,000, respectively.

Column c (Stock Awards), column e (Non-Equity Incentive Plan Compensation), and column f (Change in Pension Value and Nonqualified Deferred Compensation Earnings) are not applicable and are omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock at May 1, 2010 by persons who, to the knowledge of the Board of Directors, beneficially own more than five percent of the outstanding shares of common stock of the Corporation.

All voting power of the Corporation is vested in its common stock.  As of the close of business on May 1, 2010, 11,940,372 shares of common stock par value $.01 per share were outstanding.  Each share of common stock is entitled to one vote.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)		Percentage of Class (1)
Richard Messina 40 Fulton Street, 19th Floor New York, NY 10038	4,208,451	(2) (3)	35%
Robert Berger 121 Shirley Rd. Syracuse, NY 13224	1,271,667	(4)	11%
Jurg Walker 3 Avenue De La Costa Monaco 98000	1,000,000		8%
Kevin Eldred 1007 Overlook Terrace Cazenovia, NY 13035	835,000		7%

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

The following table sets forth certain information furnished to the Company regarding the beneficial ownership of the Company’s common stock at May 1, 2010 by each director and nominee for election as director and each executive officer. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Name of Beneficial Owner	number of Shares of Common Stock Beneficially Owned (3)		Percantage of Class (4)

Richard Messina (1)	4,208,451	(5)	35%

Robert J. Berger (1)	1,271,667		11%

Richard L. Elander (1)	21,624		<1%

Steven A. Sanders (1)	45,352		<1%

George W. Lee, Jr. (1)	236,666		2%

Richard Jacobson (1)	-0-		0%

Charles Morgan (2)	220,000		2%

Jon S. Verbeck (2)	5,000		<1%

All Directors as a Group (7 persons)	5,783,760		48%

(1)	Director
(2)	Officer
(3)	Includes unexercised options to purchase shares of common stock:
•	Mr. Berger	13,333
•	Mr. Elander	10,000
•	Mr. Sanders	13,333
•	Mr. Lee	16,667
•	Mr. Morgan	100,000
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Steven A. Sanders, one of our directors, is a partner at the law firm of Sanders Ortoli Vaughn-Flam Rosenstadt LLP, and formerly of counsel at the law firm of Rubin, Bailin, Ortoli, LLP which provides professional services to the Company, and it is anticipated that it will continue to do so.  The cost of these services in 2009 was approximately $25,000.

We purchase subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by Robert J. Berger, one of our directors.  Pricing for these services are based on cost plus an agreed upon mark-up of 3%.  The costs for these services amounted to approximately $1,558,000 in 2009, which includes $120,000 paid for services of the CFO.  Services are provided as needed with no long-term commitment.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed by Dannible & McKee, LLP, the Company’s principal accountants, in the aggregate for each of the last two years were as follows:

   2009                                   2008

Audit Fees                                $ 61,260                      $ 60,720

Audit Related Fees                 $         0                        $          0

Tax Fees                                    $ 33,202                      $ 26,750

There were no other fees billed for services other than those noted above.

The fees for tax services represent fees for compliance related to Federal and state tax return preparation and filing.

The fees for audit and tax services for 2009 were proposed to the audit committee and approved by that committee in an engagement letter.  No other services were provided by the accountants that would require approval by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

Page
(a)	Financial Statements

	Report of Independent Accountants	F-2
	Consolidated Balance Sheets at December 31, 2009 and 2008	F-3
	Consolidated Statement of Operations for the years ended December 31, 2009, 2008, and 2007	F-4
	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2009, 2008, and 2007	F-5
	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007	F-6
	Notes to Consolidated Financial Statements	F-7

(b)	Exhibits
10.1	Stock Option Plan - Incorporated herein by reference to the
  Company’s Information Statement filed November 6, 2002*
14              Code of Ethics*
21              Subsidiaries of the Registrant*
31.1           CEO Certification
31.2           Acting PAO Certifications
32.1           Section 1350 CEO Certifications
32.2           Section 1350 Acting PAO Certifications

* Incorporated by reference to previous filings

OP-TECH Environmental

Services, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2009 and 2008

Independent Registered Accounting Firm

To the Shareholders and Board of Directors of
OP-TECH Environmental Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of OP-TECH Environmental Services, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OP-TECH Environmental Services, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company experienced a net loss for the year ended December 31, 2009, that resulted in negative working capital at December 31, 2009, and caused violations of the Company’s financing agreements.  A new financing agreement was signed on March 30, 2010, that provided a waiver for the 2009 covenant violations but also imposed other restrictive terms and this financing agreement expires on August 31, 2010. The Company has developed a business plan that considers the reduced level of available working capital, provides for a reduction in operating costs and projects a level of profitability that would result in compliance with covenants specified in the new financing agreement.  The Company’s ability to achieve the elements of its business plan and obtain continued financing is uncertain. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dannible & McKee, LLP
Syracuse, New York

May 14, 2010

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
Assets

Current assets:
Cash (Note 4)	$26,845	$80,003
Accounts receivable, net (Notes 1 and 5)	10,251,155	8,914,131
Costs on uncompleted projects applicable to future billings (Note 1)	2,567,053	2,824,799
Inventory	343,047	426,412
Current portion of deferred tax asset (Note 10)	319,100	559,400
Prepaid expenses and other current assets	448,001	388,654

Total current assets	13,955,201	13,193,399

Property and equipment, net (Note 6)	2,602,007	3,031,899
Deferred tax asset (Note 10)	1,556,000	924,300

Total Assets	$18,113,208	$17,149,598

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$6,461,236	$3,543,822
Outstanding checks in excess of bank balance (Note 1)	1,045,720	1,026,126
Billings in excess of costs and estimated
profit on uncompleted contracts (Note 1)	1,101,406	479,237
Accrued expenses and other current liabilities	1,328,178	1,153,383
Accrued litigation reserve (Note 7)	-	450,000
Note payable to bank under line of credit (Note 8)	5,073,196	-
Obligation under interest rate swap agreement (Note 8 and 12)	23,861	-
Current portion of long-term debt (Note 8)	1,502,498	800,084

Total current liabilities	16,536,095	7,452,652

Obligation under interest rate swap agreement (Note 8 and 12)	-	48,665
Long-term debt, net of current portion (Note 8)	-	1,335,986
Note payable to bank under line of credit (Note 8)	-	4,865,097

Total liabilities	16,536,095	13,702,400

Shareholders' equity:
Common stock, par value $.01 per share; authorized
20,000,000 shares; 11,940,372 shares issued and outstanding
as of December 31, 2009 and 2008	119,404	119,404
Additional paid-in capital	7,005,891	7,005,891
Accumulated deficit (Note 14)	(5,534,022)	(3,649,132)
Accumulated other comprehensive loss	(14,160)	(28,965)

Shareholders' equity, net	1,577,113	3,447,198

Total Liabilities and Shareholders' Equity	$18,113,208	$17,149,598

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31, 2009, 2008 and 2007

	2009	2008 *	2007 *

Project billings and services	$36,023,902	$36,632,276	$32,475,379
Project costs	30,450,031	28,059,580	24,499,589

Gross margin	5,573,871	8,572,696	7,975,790

Payroll and related payroll taxes and benefits	2,937,534	3,298,646	3,674,586
Office expense	829,264	875,107	772,885
Occupancy expense	902,857	849,499	769,327
Business insurance expense	471,217	506,123	636,180
Professional services	949,844	777,313	624,620
Equipment expenses, net of usage credit	503,018	600,940	792,429
Other expenses	957,769	489,143	495,439
Litigation reserve (Note 7)	-	104,355	-
	7,551,503	7,501,126	7,765,466

Operating income (loss)	(1,977,632)	1,071,570	210,324

Other income (expense):
Interest expense	(309,442)	(449,785)	(669,379)
Other, net	24,389	11,871	7,436

	(285,053)	(437,914)	(661,943)

Net income (loss) before income taxes	(2,262,685)	633,656	(451,619)

Income tax benefit (expense) (Note 10):
Current	(23,605)	(17,829)	(7,455)
Deferred	401,400	39,100	53,500

	377,795	21,271	46,045

Net income (loss)	$(1,884,890)	$654,927	$(405,574)

Earnings (loss) per common share:
Basic	$(0.16)	$0.05	$(0.03)
Diluted	$(0.16)	$0.05	$(0.03)

Weighted average shares outstanding:
Basic	11,940,372	11,938,706	11,858,706
Diluted	11,940,372	12,292,286	11,858,706

* Reclassified, see Note 1

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Years Ended December 31, 2009, 2008 and 2007

					Accumulated
			Additional		Other
	Common	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balance at December 31, 2006	11,748,704	$117,487	$6,925,581	$(3,898,485)	$19,700	$3,164,283

Issuance of 188,334 Shares	188,334	1,884	22,916	-	-	24,800

Recognition of Stock Compensation Expense	-	-	57,227	-	-	57,227

Other Comprehensive Income:
Change in Fair Value of Cash Flow Hedge
net of tax effect of $17,300	-	-	-	-	(25,900)	(25,900)

Net Loss	-	-	-	(405,574)	-	(405,574)

Total Comprehensive Loss	-	-	-	-	-	(431,474)

Balance at December 31, 2007	11,937,038	$119,371	$7,005,724	$(4,304,059)	$(6,200)	$2,814,836

Issuance of 3,334 Shares	3,334	33	167	-	-	200

Other Comprehensive Income:
Change in Fair Value of Cash Flow Hedge
net of tax effect of $15,000	-	-	-	-	(22,765)	(22,765)

Net Income	-	-	-	654,927	-	654,927

Total Comprehensive Income	-	-	-	-	-	632,162

Balance at December 31, 2008	11,940,372	$119,404	$7,005,891	$(3,649,132)	$(28,965)	$3,447,198

Other Comprehensive Income:
Change in Fair Value of Cash Flow Hedge
net of tax effect of $(10,000)	-	-	-	-	14,805	14,805

Net Loss	-	-	-	(1,884,890)	-	(1,884,890)

Total Comprehensive Loss	-	-	-	-	-	(1,870,085)

Balance at December 31, 2009	11,940,372	$119,404	$7,005,891	$(5,534,022)	$(14,160)	$1,577,113

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Operating activities:
Net income (loss)	$(1,884,890)	$654,927	$(405,574)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Bad debt expense	727,958	264,516	258,253
Depreciation and amortization	656,651	717,478	716,467
Benefit from deferred income taxes	(401,400)	(39,100)	(53,500)
Provision for stock compensation expense	-	-	57,227
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	(2,064,982)	(823,367)	1,394,653
Costs on uncompleted projects
applicable to future billings	257,746	(636,285)	795,809
Prepaid expenses, inventory and other assets, net	24,018	105,104	(49,074)
Billings in excess of costs and estimated profit
on uncompleted contracts	622,169	(890,662)	573,461
Accrued litigation defense reserve	(450,000)	104,355	(54,355)
Accounts payable and other accrued expenses	3,092,209	1,140,824	(1,772,238)

Net cash provided by operating activities	579,479	597,790	1,461,129

Investing activities:
Purchases of property and equipment	(226,759)	(482,404)	(766,659)

Net cash used in investing activities	(226,759)	(482,404)	(766,659)

Financing activities:
Proceeds from issuance of common stock	-	200	24,800
Increase in outstanding checks in excess of
bank balance	19,594	433,369	443,016
Proceeds from notes payable to banks and
long-term borrowings, net of financing costs	16,753,768	15,500,078	16,057,390
Principal payments on current
and long-term borrowings	(17,179,240)	(16,062,565)	(17,157,122)

Net cash used in financing activities	(405,878)	(128,918)	(631,916)

Increase (decrease) in cash and cash equivalents	(53,158)	(13,532)	62,554

Cash and cash equivalents at beginning of year	80,003	93,535	30,981

Cash and cash equivalents at end of year	$26,845	$80,003	$93,535

Non-cash items:
Non-cash financing of insurance	$538,397	$566,043	$623,431

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Basis of Presentation

OP-TECH Environmental Services, Inc. and Subsidiaries (the “Company”), a Delaware corporation headquartered in Syracuse, New York, provides comprehensive environmental and industrial services predominately in New York, New England, Pennsylvania, and New Jersey.  The Company performs industrial cleaning of hazardous and non-hazardous materials and provides varying services relating to plant facility closure, including interior and exterior demolition and asbestos removal.  In addition, the Company provides remediation services for sites contaminated by hazardous and non-hazardous materials and provides 24-hour emergency spill response services.  The Company’s revenues are derived from state agencies, industrial companies and municipalities facing complex environmental clean-up problems associated with hazardous and non-hazardous materials as required by various governmental agencies.  The Company’s services include assessing the regulatory, technical, and construction aspects of the environmental issue, and performing the necessary remediation activities.  The Company seeks to provide its clients with remedial solutions which integrate the various aspects of a project and are well-documented, practical, cost effective, and acceptable to regulatory agencies and the public.

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

OP-TECH Environmental Services, Ltd. is an inactive Canadian subsidiary of OP-TECH Environmental Services, Inc.

J.O. Technologies is a partnership that is owned 50% by the Company.  The partnership activities are not material to the operations of the Company.  The partnership was discontinued in 2009.

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

Project Income Recognition

Contracts are predominately short-term in nature (less than six months), and revenue is recognized as costs are incurred based on the percentage of completion method utilizing estimated gross margins anticipated for each specific project.  Project costs include all direct material, equipment, and labor costs and those indirect costs related to contract performance.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Revenues recognized in excess of amounts billed are recorded as a current asset.  Deferred revenue resulting from billings that exceed costs and estimated profit is reflected as a current liability.

Provisions for estimated losses are made in the period in which such losses are determined. Due to the nature of the Company’s operations, the estimated revenues could change materially in the near term.

Normal delays relating to receipt of job-related vendor invoices, payroll processing, and billing compilation typically cause customer invoices relating to revenue earned in a certain month to be mailed in the first two weeks of the following month.  Such invoices mailed after year-end that are included in December 31, 2009 and 2008 accounts receivable are approximately $4,944,000 and $2,825,000, respectively.

Certain states impose a sales tax on the Company’s sales to nonexempt customers.  The Company collects the required sales tax from customers and remits the entire amount to the respective state.  The Company’s policy is to exclude the tax collected and remitted from revenues and expenses.

The Company underwent a sales tax audit for the period March 1, 2005 to November 30, 2008.  The Company estimated the liability at $203,000 in 2008.  The audit was settled in 2009 and the company recorded a reduction in operated expenses of $75,000.

Concentration of Business Risk - Significant Customers

Sales to one customer amounted to approximately $6,552,000, $7,071,000, and $7,212,000 in 2009, 2008, and 2007, respectively.  Accounts receivable at December 31, 2009 and 2008, include $2,477,000 and $1,835,000 respectively, from this customer.

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

Financial Instruments

The Company maintains various financial instruments in the ordinary course of business, which consist of cash, accounts receivable and payable, notes payable, long-term debt, a line of credit and interest rate swap transaction.  The carrying value of the Company’s financial instruments

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

approximates their fair value at December 31, 2009 and 2008.  The fair values of fixed rate notes payable and long-term debt are determined using incremental borrowing rates available to the Company for similar types of borrowings.  The fair value of the interest rate swap agreement is fully discussed in Note 12.  All other financial instruments are short-term in nature and their fair values are based on the amounts that they have been or will be settled for subsequent to the balance sheet date.

Cash overdraft liability

At December 31, 2009 and 2008, the Company had outstanding checks in excess of its operating bank account balance, as funds are only transferred to the operating account as necessary to cover checks that are presented for payment.  The Company’s bank accounts maintained a positive cash balance.

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

In accordance with the FASB’s guidance on accounting for uncertainty in income taxes, the Company reviewed its tax provision for uncertain tax positions and believes there are no significant exposures.  The Company will include interest on income tax liabilities in interest expense and penalties in operations if such amounts arise.  The Company is no longer subject to Federal and New York State examinations by tax authorities for the closed tax years before 2006.

Reclassifications

Certain amounts in the 2008 and 2007 statements of operations have been reclassified to conform with the presentation used in 2009.

Going Concern

The Company has substantial doubt about its ability to continue as a going concern due to the working capital deficit and changes in the bank financing agreement.  At December 31, 2009, the Company has negative working capital with current liabilities exceeding current assets by $2,580,894.  Additionally, the bank changed the line expiration from July 31, 2011 to August 31, 2010 and increased pricing.  The bank is also requiring the Company seek replacement financing and requiring an equity infusion of $500,000 by July 31, 2010.  See Note 8 for further discussion.

The Company has made significant workforce reductions and has reduced variable monthly operating expenses.  The Company believes that based on the significant project backlog, changes in the project mix, and the revisions to their business plan, they will be able to operate profitably.  The Company believes they can seek replacement financing and will be able to classify the line of credit balance as long-term to significantly enhance working capital.  Therefore, the Company has accounted for the financial statements assuming that they will continue as a going concern.

Recently Adopted Accounting Guidance

The following is a list of accounting pronouncements either adopted by the Company for fiscal 2009 or pronouncements that could have a significant impact on future financial statements or disclosures upon adoption:

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, now referred to as ASC 105, “Generally Accepted Accounting Principles” (“ASC 105”). ASC 105 established the Codification as the single source of authoritative U.S. GAAP superseding all prior guidance and eliminating the GAAP hierarchy and establishing one level of authoritative GAAP. All other literature is considered non-authoritative. ASC 105 is effective for annual periods ending after September 15, 2009 and as such has been adopted for the third quarter of 2009.  The adoption of this standard has significantly changed the Company’s U.S. GAAP references, however it did not have an impact on the Company’s financial statements.

The Company has adopted the disclosure requirements of ASC 815, “Derivatives and Hedging”, effective January 1, 2009, which amends and expands the disclosure related to accounting for derivative instruments and hedging activities, and also began applying the provisions of ASC 820, “Fair Value Measurements and Disclosures”, to non-financial assets and liabilities, as permitted by FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157”.  Neither of these adopted pronouncements had an impact on the Company’s balance sheet or results of operations for 2009.

ASC 855, “Subsequent Events”, establishes principles and requirements for reviewing and reporting subsequent events.  This requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements are available for issuance or were issued. This accounting guidance was adopted for the second quarter of fiscal 2009. However, in February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855) - Amendments to Certain Recognition and Disclosure Requirements" (“ASU 2010-09”). ASU 2010-09 requires a Securities and Exchange Commission (“SEC”) filer to evaluate subsequent events through the date that the financial statements are issued. SEC filers are no longer required to disclose the date through which subsequent events have been evaluated. This amendment is effective as of the date of issuance of ASU 2010-09, and as such the Company has changed its disclosure accordingly.

ASC 820-10-65, “Fair Value Measurements and Disclosures”(ASC 820-10-65”) clarifies the approach to and provides additional factors to consider in, measuring fair value when there has been a significant decrease in market activity for an asset or liability and quoted prices associated with transactions are not orderly.  The requirements of ASC 820-10-65 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company elected to adopt the guidance of ASC 820-10-65, effective June 30, 2009. This adoption did not have an effect on the Company’s consolidated balance sheets or results of operations.

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends Topic 820-10, “Fair Value Measurements and Disclosures – Overall”. This update clarifies techniques that may be used to determine the fair value of a liability if an active market for an identical liability does not exist.  This new guidance was effective for the third quarter of fiscal 2009 for the Company. The adoption of this update did not have an impact on the Company’s consolidated financial condition or results of operations.

In January 2010, the FASB issued ASU 2010-02, "Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification" (“ASU 2010-02”). ASU 2010-02 clarifies that the scope of the decrease in ownership provisions of Topic 810 and how it applies to a subsidiary or group of assets that is a business, a subsidiary that is a business that is transferred to an equity method investee or a joint venture or an exchange of a group of assets that

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

constitutes a business for a noncontrolling interest in an entity and does not apply to sales in substance of real estate. ASU 2010-02 should be applied on the first interim or annual period ending on or after December 15, 2009, and applied retrospectively to the first period that the entity adopted SFAS No. 160. The adoption of ASU 2010-02 did not have an impact on the Company’s consolidated balance sheets or results of operations.

In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements" (“ASU 2010-06”). ASU 2010-06 requires new disclosures regarding transfers in and out of the Level 1 and 2 and activity within Level 3 fair value measurements and clarifies existing disclosures of inputs and valuation techniques for Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure of activity within Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. This update will only have an impact on the Company’s disclosures beginning January 1, 2010 and will not have a material impact on the Company’s consolidated balance sheets or results of operations.

2.	Stock Based Compensation and Earnings Per Share

The Company maintains an equity incentive plan under which it may grant incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, performance awards, or other forms of stock-based compensation to employees. Stock-based compensation is accounted for based on guidance issued by the Financial Accounting Standards Board (“FASB”) on Share-Based Payment. Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally three years) using the straight-line method. See Note 13 for additional details.

Basic earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding for the period, which were 11,940,372, 11,938,706, and 11,858,706, for the years ended December 31, 2009, 2008, and 2007, respectively.  Diluted earnings per share includes the potentially dilutive effect of common stock issuable upon conversion of stock options or warrants, using the treasury stock method.  For the years ended December 31, 2009, 2008, and 2007, 765,341, 177,000, and 815,343 shares of unexercised stock options and warrants, respectively, are excluded from the diluted calculation due to their anti-dilutive effect.

There are warrants outstanding to purchase 480,000 shares of the Company’s common stock at a price of $0.066 per share. The warrants are exercisable at the holder’s option at any time and from time to time, in whole or in part, until expiration in May 2010.

3.	Related Party Transactions

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc. which is owned by a director of the Company.  The cost for these services amounted to approximately $1,558,000, $1,216,000, and $1,042,000, in 2009, 2008, and 2007, respectively.  St Lawrence charges the Company 3% above its cost for these services.  Amounts were payable to this related party of approximately $292,000 and $104,000 at December 31, 2009 and 2008, respectively and are included in accrued expenses on the consolidated balance sheets.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A director of the Company is a partner in or has been of counsel for law firms that provided professional services to the Company.  The cost for these services amounted to approximately $25,000, $24,000, and $15,000 in 2009, 2008 and 2007, respectively.

4.      Cash

Using a zero balance account, the Company voluntarily applies all available cash in the Company’s operating account to pay down the Company’s note payable to bank under the line of credit (Note 9) nightly.  From time to time cash balances held at the financial institution may exceed the Federal Deposit Insurance Corporation limits and are therefore subject to normal credit risk.

5.         Accounts Receivable

Accounts receivable at December 31, 2009 and 2008 consists of:

	2009	2008

Accounts receivable, gross	$10,134,953	$8,800,338
Retainage receivable	791,834	$512,952
Allowance for uncollectible receivables	(625,632)	(399,159)
Allowance for sales credits	(50,000)	-
Accounts receivable, net	$10,251,155	$8,914,131

All customer accounts receivable collateralize the Company’s outstanding loans with its primary lender (see Note 8).

6.	Property and Equipment

Property and equipment at December 31, 2009 and 2008 consist of:

	2009	2008

Furniture and fixtures	$53,386	$50,693
Leasehold improvements	203,449	200,594
Office machines	283,419	262,203
Field equipment	7,323,995	7,163,506
	7,864,249	7,676,996
Less: Accumulated depreciation	(5,262,242)	(4,645,097)
	$2,602,007	$3,031,899

Depreciation expense approximated $657,000, $717,000, and $716,000 for years ended December 31, 2009, 2008, and 2007 respectively and was included in operating expenses in the consolidated statement of operations.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7.	Accrued Litigation Reserve

The Company had accrued a liability of $450,000 at December 31, 2008.  The liability was recorded to cover management’s estimate of any potential legal indemnity settlement or other payments necessary to dispose of a particular claim against the Company.  The Company paid $450,000 to settle the claim in 2009.

8.	Line of Credit and Long-Term Debt Obligations

Line of credit obligations and long-term debt at December 31, 2009 and 2008 consists of:
	2009	2008

Note payable to bank under line of credit. Due August 31, 2010. (a)	$5,073,196	$4,865,097

Term Loan due in monthly installment payments of $24,848
though January 2012 plus interest at prime plus .75%, hedged
by an interest rate swap. (a)	609,542	907,719

Term Loans due in monthly installment payments through
August 2013 aggregating $19,443 plus interest rate at
prime plus .75%. (a)	631,255	864,576

Insurance Financing Notes, due in monthly installment payments of $55,356 and $58,307 including interest at 6.1% and 6.5% at
December 31, 2009 and 2008, respectively collateralized by
assignment of unearned premiums.	164,395	173,035

Equipment Notes, due in monthly installment payments through
June 2010 aggregating $2,597 and $9,598 at December 31, 2009 and 2008, including interest at rates ranging from 6.5% to 8.9%, collateralized by equipment with a carrying value of approximately
$189,000 and $230,000 at December 31, 2009 and 2008, respectively.	16,521	88,881

Equipment Note, due in monthly installment payments of $1,756 through October 2013 plus interest at prime plus .75%, collateralized by equipment with a carrying value of approximately $67,400
and $85,000 at December 31, 2009 and 2008, respectively.	80,785	101,859

	1,502,498	2,136,070
Current portion	(1,502,498)	(800,084)
	$-	$1,335,986

(a)	The Company has entered into financing agreements (the “Agreements”) with a lender (“Primary Lender”).

As of December 31, 2008, the Agreements include a Line of Credit note which provided for borrowings up to $6,000,000 to be used to provide working capital and expired on January 5, 2010.  Interest was charged at prime plus .50%.

The Line of Credit note was modified on September 22, 2009 to increase the availability to $7,500,000, extend the expiration date to July 1, 2011, and change the interest rate to LIBOR plus 4%.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2009, the Agreements include a Line of Credit note which provided for borrowings up to $7,500,000 to be used to provide working capital and was to expire on July 1, 2011.  Interest was charged at LIBOR plus 4.0%.  Under the terms of the agreement in place, the line available decreased to $6,000,000 at January 1, 2010; however, the Company’s borrowings exceeded this cap. This agreement was revised subsequent to year end; see below and Note 16.

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

The Company was not in compliance with the financial covenants as of December 31, 2009 and received a waiver.  Subsequent to year-end, the Company renegotiated the terms of its credit agreement with the bank.  The line expiration was changed from July 1, 2011 to August 31, 2010, and the interest rate was increased from LIBOR plus 4% to LIBOR plus 7%.  The availability was increased from $6,000,000 to $6,500,000.  Additionally, the bank assessed a $120,000 fee, is requiring the use of a consultant to monitor cash flow, and is requiring a $500,000 equity infusion by July 31, 2010.  The bank established new covenants for March 2010 and June 2010, and is requiring the Company seek replacement financing.

The Company was not in compliance with the capital expenditure limit financial covenant and received a waiver at December 31, 2008.

The Company has chosen to show the long-term debt as current based on the revised expiration date with the lender and the requirement to seek replacement financing.

The Agreements are collateralized by all present and future right, title and interest in all of the personal property of the Company including, but not limited to, all accounts receivable, inventory and equipment.  This collateral has a carrying value at December 31, 2009 as follows:

Accounts Receivable, net of Allowance for Doubtful Accounts	10,251,155
Inventory	343,047
Equipment, net of Accumulated Depreciation	2,602,007
13,196,209

The Agreements also include a Term Loan agreement which is due in monthly principal installment payments of $24,848 plus interest at a rate of prime plus .75%, hedged by an Interest Rate Swap Transaction.

In January 2005, the Company entered into the Interest Rate Swap with its Primary Lender to hedge against rising interest rates on the floating rate Term Loan debt.  The liability being hedged is the variability in cash flows related to fluctuations in interest payments made.  The fluctuation in interest rates exposes the Company to the risk of higher interest expense.  The purpose of the Swap Agreement is to limit the Company’s exposure to rising interest rates during the term of the floating rate Term Loan noted above.  The swap has been designated as a cash flow hedge.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The interest rate swap hedge instrument fixes the interest rate on the Term Loan at 7.8%, matures on February 1, 2012, and has a notional amount that remains equal to the principal balance on the Term Loan. The Term Loan bears interest at prime plus 0.75%, and the swap agreement trades the floating rate portion of the Term Loan for a fixed 7.05% rate. The difference between the prime rate, as periodically adjusted, and the interest rate swap rate are settled monthly as outlined in the agreement. This derivative instrument effectively changed the Company’s interest rate exposure on this variable rate debt from 4.0% to 7.8% in 2009, and 6.4% to 7.8% in 2008. The Mark to Market valuation, representing the net present value of the expected cash flow from the Interest Rate Swap, is a liability of $23,861 and $48,665 at December 31, 2009 and 2008, respectively. The Company made additional payments to settle the Interest Rate SWAP of $30,828 and $17,828 for the years ended December 31, 2009 and 2008, respectively, which were recorded as a component of interest expense. Additionally, the Company expects to reclassify approximately $12,000 of deferred net losses on the swap arrangement to interest expense in the next twelve months. See further disclosures with respect to the fair value of this arrangement in Note 12.

Interest paid amounted to approximately $309,000, $450,000, and $670,000 in the years ended December 31, 2009, 2008 and 2007, respectively.

All scheduled principal payments on long-term debt for the next five years have been classified as current based on the revised expiration date with the lender discussed above.

At December 31, 2009, the Company has outstanding commitments in the form of standby letters of credit in the amount of approximately $150,000 securing various agreements.

9.    Operating Lease Obligations

Office facilities and various field equipment are leased under noncancelable operating leases expiring at various dates through 2014.  Rent expense incurred under operating leases amounted to approximately $1,033,000, $1,056,000, and $875,000 in 2009, 2008, and 2007, respectively.

The Company entered into a sublease agreement in 2009 for one of their facilities on a month to month basis at $1,437 per month.  The total amount received under the sublease agreement was approximately $4,600 in 2009, including utility charges.

Future minimum lease payments under noncancelable operating leases are as follows:

2010	$672,421
2011	526,955
2012	343,678
2013	209,265
2014	121,900
$1,874,219

The Company is currently evaluating purchasing a building to replace a rented facility.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10.	Income Taxes

The following summarizes the income tax (benefit) expense at December 31, 2009, 2008 and 2007:

	2009	2008	2007
Current:
Federal	$11,605	$1,210	$-
State	12,000	16,619	7,455

	23,605	17,829	7,455

Deferred	(401,400)	(39,100)	(53,500)

	$(377,795)	$(21,271)	$(46,045)

The deferred tax expense (benefit) recognized in 2009, 2008 and 2007 represents the effect of changes in temporary differences and net operating loss carryforwards.

The deferred tax expense (benefit) resulting from the utilization of net operating loss carrryfowards was $(993,100), $558,249, and $(317,415) for the years ended December 31, 2009, 2008 and 2007, respectively.

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate was as follows:

	Year ended December 31,
	2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent

Taxes at Federal Statutory Rate	$(769,313)	34.0%	$215,442	34.0%	$(153,550)	34.0%

State Taxes Net of Federal Tax Expense	(119,922)	5.3%	33,457	5.3%	(23,845)	5.3%

Increase (decrease) in Valuation Allowance	500,000	-22.1%	(350,000)	-55.2%	150,000	-33.2%

Non-deductible Expenses	13,939	-0.6%	17,883	2.8%	12,249	-2.7%

Tax Stock Option Expense	-	0.0%	-	0.0%	(42,010)	9.3%

Other	(2,499)	0.1%	61,947	9.8%	11,112	-2.5%

	$(377,795)	16.7%	$(21,271)	-3.4%	$(46,045)	10.2%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax liabilities:
Property and equipment	$(389,900)	$(510,500)
Deferred tax assets:
Net operating loss carryforward	2,716,400	1,723,300
Accounts receivable reserves	263,500	155,700
Accrued expenses	75,400	395,500
Interest rate swap liability	9,700	19,700
	3,065,000	2,294,200

Net Deferred tax asset	2,675,100	1,783,700
Valuation allowance for deferred assets	(800,000)	(300,000)
Net deferred tax asset, net of valuation allowance	$1,875,100	$1,483,700

As of December 31, 2009, the Company has federal net operating loss (“NOL”) carryforwards of approximately $7,000,000, which expire at various times beginning in 2011 and through the year ending December 31, 2029 as follows:

2011	$ 1,149,400
2012	1,148,600
2018	1,482,900
Post 2020	3,184,100
$ 6,965,000

The Company will establish a valuation allowance if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. The valuation allowance as of December 31, 2009 and December 31, 2008 was related to the portion of the net operating losses that based on taxable income projections may expire before being utilized. The net change in the total valuation allowance for the years ended December 31, 2009 and December 31, 2008, was an increase of $500,000 and a decrease of $350,000, respectively. The valuation allowance was increased during the year ended December 31, 2009 as the Company did not utilize a portion of the NOL as planned during the year and future income projections were reduced, resulting in additional projected expiration of amounts expiring through 2012.  The valuation allowance was decreased during the year ended December 31, 2008 as a result of taxable income for the year that utilized a large portion of the NOL due to expire in upcoming years.  Management believes that it is more likely than not that the Company will return to profitability and make use of the net operating loss carryforwards expiring through 2018 and post 2020

Income taxes and franchise taxes paid were approximately $12,000, $14,000, and $7,000 in the year ended December 31, 2009, 2008, and 2007, respectively. There are no taxes currently payable at December 31, 2009.  The Company received refunds for certain tax credits of $0, $16,790, and $1,385 in 2009, 2008, and 2007 respectively.  Interest expense and penalties on tax payments are included in income tax expense in the period recognized.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11.	Employee Benefit Plan

The Company maintains a defined contribution employee retirement plan (“Retirement Plan”) which covers substantially all employees.  The Retirement Plan is funded by voluntary employee contributions which are matched by the Company at a designated percentage, and additional contributions by the Company at the discretion of the Board of Directors.  Matching contributions made by the Company to the Retirement Plan were approximately $30,000, $28,000, and $33,000 in the years ended December 31, 2009, 2008, and 2007 respectively.  The Company did not make discretionary contributions to the Retirement Plan in the years ended December 31, 2009, 2008 and 2007.

12.	Fair Values of Assets and Liabilities

On January 1, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on Fair Value Measurements which defines fair value as the exchange price that would be received for an asset or the exit price to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. This guidance also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

The Company has recorded its interest rate swap transaction at fair value, resulting in a liability of $23,861 and $48,665 as of December 31, 2009 and December 31, 2008, respectively.  The interest rate swap arrangement is not exchange traded and quoted market prices are not readily available. The fair value of the arrangement is derived by the issuing entity using pricing models that use primarily market observable inputs, such as interest rate yield curves and credit curves. The Company classifies this within Level 3 of the valuation hierarchy.  The impact on the derivative liabilities for the Company and the counterparties’ non-performance risk to the derivative trades is considered when measuring the fair value of derivative liabilities.

During 2009, the Company re-evaluated the observability of the inputs for the fair value of the interest rate swap it found that the inputs are not observable and as such, they have moved the classification of their liability from Level 2 to Level 3.  The following table provides a summary of changes in fair value of the Company's Level 3 liability, as well as the portion of gains and losses included in income attributable to unrealized gains or losses that relate to those assets held at December 31, 2009:

Interest Rate SWAP Obligation
Balance, beginning of year	$-
Transfer into level 3 from level 2	(48,665)
Unrealized holding gain (loss) on future value of the interest rate swap
agreement, a derivative financial instrument, arising during the period	(6,024)
Reclassification adjustment for realized (gains) losses on an interest
rate swap, included in net income during the period	30,828

Balance, end of year	$(23,861)

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

13.    Stock Option Plan

The 2002 Omnibus Plan (“Omnibus Plan”) maintained by the Company is intended to promote the growth and general prosperity of the Company by offering incentives to its key employees who are primarily responsible for the growth of the Company and to attract and retain qualified employees.  Awards granted under the Omnibus Plan may be (a) Stock Options which may be designated as Incentive Stock Options intended to qualify under Section 422 of the Internal Revenue Code of 1986, or Nonqualified Stock Options (“NQSO’s) not intended to so qualify; (b) stock appreciation rights; (c) restricted stock awards; (d) performance awards; or (e) other forms of stock-based incentive awards. The shares of stock with respect to which the Awards may be granted shall be the common stock, par value at $0.01, of the Company (“Common Stock").  Shares delivered upon exercise of the Awards, at the election of the Board of Directors of the Company, may be stock that is authorized but previously unissued or stock reacquired by the Company, or both. The maximum number of shares with respect to which the Awards may be granted under the Omnibus Plan shall not exceed 1,000,000 shares of Common Stock; provided, however, that such number of shares of Common Stock may also be subject to adjustment, from time to time, at the discretion of the Board of Directors of the Company.  These Awards generally vest over a three-year period, and have contractual terms of 10 years. The Company did not issue any grants during the year ended December 31, 2007, 2008 or 2009.

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

The Company did not issue any awards during the periods ended December 31, 2009 and December 31, 2008.  All compensation cost related to vesting option awards have been recognized; accordingly, no compensation cost was recorded for 2009 or 2008. The Company recorded compensation cost of $68,613 for the periods ended December 31, 2007. The tax benefit for these costs was approximately $27,000 for the periods ended December 31, 2007.

The following table summarizes changes in the status of outstanding options:

	Shares	Weighted Average Exercise Price

Outstanding at January 1, 2009	316,008	$0.28

Forfeited	(30,667)	$0.26

Outstanding at December 31, 2009	285,341	$0.28

Exercisable at December 31, 2009	285,341	$0.28

The Company received $200 during 2008 for exercise of stock options, and realized a $267 tax benefit for the exercise. The intrinsic value of the exercised options was $667.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The remaining weighted average contractual life of options outstanding at December 31, 2009 is approximately 4.3 years, and the aggregate intrinsic value of options outstanding at December 31, 2009 is approximately $11,400.

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

The Company received a $155,000 payment from a customer who subsequently filed bankruptcy.  The customer is seeking repayment claiming the payment was made during the 90 days prior to filing bankruptcy as a preferential payment.  The Company maintains the payment was received in the ordinary course of business and it should not be consider a preference item.  Accordingly, the Company has not recorded a liability for this matter at December 31, 2009.

The Company is a party to various proceedings arising from the normal course of business.  Based on information currently available, management believes adverse decisions relating to litigation and contingencies in the aggregate would not materially affect the Company's results of operations, cash flows or financial condition.

15.    Two-Year Selected Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2009
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31

Project billings	$5,737,630	$8,887,741	$9,606,999	$11,791,532
Gross margin	1,234,758	2,099,488	1,294,078	$945,547
Net income (loss)	(393,445)	(81,143)	(360,434)	$(1,049,868)
Net income (loss) per share
basic	$(0.03)	$(0.01)	$(0.03)	$(0.09)
diluted	$(0.03)	$(0.01)	$(0.03)	$(0.09)

The Company recorded a fourth quarter adjustment based on a worker’s compensation audit reducing selling general and administrative expense by $112,000.

The Company reduced the sales & use tax accrual in the fourth quarter by $75,000 to adjust the liability based on the settlement of a sales tax audit.  This is recorded in project costs.

The Company made adjustments to several projects in the fourth quarter reducing earned revenue by approximately $1,032,000.  This is recorded in as a reduction of project billings.

The Company recorded an adjustment of approximately $200,000 of bad debt expense in the fourth quarter to provide sufficient allowance for doubtful accounts.

The Company increased the valuation allowance for the NOL carryforward in the fourth quarter resulting in $500,000 reduction in deferred tax benefit.

The Company restated the quarter ended June 30, 2009 to correct an overstatement of accounts receivable of $287,000 and to correct errors in the calculation of earned revenue on one

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

uncompleted projects resulting in a reduction of project billing of $60,000.  The Company also restated the quarter ended September 30, 2009 to correct an overstatement of accounts receivable of $287,000 and to correct errors in the calculation of earned revenue on four uncompleted projects resulting in a reduction of project billing of $218,000.  The deferred tax asset was increased by $136,000 and $220,000 for the quarter ended June 30, 2009 and September 30, 2009, respectively.

	Year Ended December 31, 2008
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31

Project billings	$7,326,263	$7,422,275	$10,606,146	$11,277,592
Gross margin	2,106,095	2,263,707	2,502,806	$1,700,088
Net income (loss)	(52,070)	200,453	223,343	$283,201
Net income (loss) per share
basic	$-	$0.02	$0.02	$0.02
diluted	$-	$0.02	$0.02	$0.02

	Year Ended December 31, 2007
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31

Project billings	$7,455,990	$8,994,960	$8,109,003	$7,915,426
Gross margin	1,608,760	1,782,642	2,312,940	$2,271,448
Net income (loss)	(175,626)	(252,507)	147,205	$(124,646)
Net income (loss) per share
basic	$(0.02)	$(0.02)	$0.01	$(0.01)
diluted	$(0.01)	$(0.02)	$0.01	$(0.01)

16. Subsequent Events

Subsequent to year end as a result of financial covenant violations at December 31, 2009, the bank revised the terms of their financing agreement.  The line expiration was changed from July 1, 2011 to August 31, 2010, and the interest rate was increased from LIBOR plus 4% to LIBOR plus 7%.  Additionally, the bank assessed a $120,000 fee, is requiring the use of a consultant to monitor cash flow, and is requiring a $500,000 equity infusion by July 31, 2010.  The bank established new covenants for March 2010 and June 2010, and is requiring the Company seek replacement financing.

On April 30, 2010, the Company determined that based on an agreement with a customer that was not properly accounted for, the accounts receivable recorded at June 30, and September 30, 2009 were overstated by $287,000.  Additionally, costs on uncompleted projects applicable to future billings were overstated by approximately $60,000 and $245,000 at June 30, 2009 and September 30, 2009.  Billings in excess of costs and estimated profit on uncompleted projects was understated by approximately $34,000 at September 30, 2009.  As a result, the Company restated these quarterly financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OP-TECH Environmental Services, Inc.
(Registrant)

By:/s/ Charles B. Morgan
Charles B. Morgan
Chief Executive Officer

May 14, 2010

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of May 2010.

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