Form 10-Q
period 2010-03-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2010-05-24
CIK 858748

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes X or No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   or No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 14, 2010)  11,940,372

OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	Page
No.

Item 1.	Financial Statements

	Consolidated Balance Sheets -March 31, 2010 (Unaudited) and December 31, 2009 (Audited)
		3

	Consolidated Statements of Operations -Three months ended March 31, 2010 and March 31, 2009 (Unaudited)	4

	Consolidated Statements of Cash Flows -Three months ended March 31, 2010 and March 30, 2009 (Unaudited)	5

	Notes to Consolidated Financial Statements Unaudited)	6-7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-10

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	11

Item 4/4T.	Controls and Procedures	12

PART II.	OTHER INFORMATION	13

	SIGNATURES	14

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

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2010	2009

ASSETS

Current Assets:
Cash	$9,800	$26,845
Accounts receivable (net of allowance for doubtful accounts of
approximately $718,000 in 2010 and $625,000 in 2009, respectively)	11,939,119	10,251,155
Costs on uncompleted projects applicable to future billings	3,747,553	2,567,053
Inventory	343,468	343,047
Current portion of deferred tax asset	319,100	319,100
Prepaid expenses and other current assets, net	241,319	448,001

Total Current Assets	16,600,359	13,955,201

Property and equipment, net	2,474,718	2,602,007
Deferred tax asset	1,494,000	1,556,000

Total Assets	$20,569,077	$18,113,208

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$9,842,340	$6,461,236
Outstanding checks in excess of bank balance	76,377	1,045,720
Billings in excess of costs and estimated profit
on uncompleted projects	550,044	1,101,406
Accrued expenses and other current liabilities	1,344,704	1,328,178
Note payable to bank under line of credit	5,873,611	5,073,196
Obligation under interest rate swap agreement	20,212	23,861
Current portion of long-term debt	1,190,312	1,502,498

Total Current Liabilities	18,897,600	16,536,095

Total Liabilities	18,897,600	16,536,095

Shareholders' Equity:
Common stock, par value $.01 per share; authorized 20,000,000 shares; 11,940,372 shares issued and outstanding
as of March 31, 2010 and December 31, 2009	119,404	119,404
Additional paid-in capital	7,005,891	7,005,891
Accumulated deficit	(5,441,807)	(5,534,022)
Accumulated other comprehensive income	(12,011)	(14,160)

Total Shareholders' Equity	1,671,477	1,577,113

Total Liabilities and Shareholders' Equity	$20,569,077	$18,113,208

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	March 31,	March 31,
	2010	2009

Project revenue	$13,846,687	$5,730,578

Project costs	11,551,838	4,053,767

Gross margin	2,294,849	1,676,811

Operating expenses:
Payroll expense and related payroll taxes and benefits	1,082,581	1,200,146
Office Expense	232,515	189,889
Occupancy	261,773	230,213
Business Insurance	112,308	134,485
Professional Services	152,615	181,913
Equipment Expenses, net of usage credit	111,271	133,847
Other expenses	113,478	177,292
	2,066,541	2,247,785

Operating income (loss)	228,308	(570,974)

Other income and (expense):
Interest expense	(87,243)	(78,076)
Other, net	13,150	3,605
	(74,093)	(74,471)

Net income (loss) before income taxes	154,215	(645,445)

Income tax benefit (expense)	(62,000)	252,000

Net income (loss)	$92,215	$(393,445)

Earnings per common share:
Basic	$0.01	$(0.03)
Diluted	$0.01	$(0.03)

Weighted average shares outstanding:
Basic	11,940,372	11,940,372
Diluted	12,371,281	11,940,372

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	March 31,	March 31,
	2010	2009

Operating activities:
Net income (loss)	$92,215	$(393,445)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Bad debt expense	65,600	118,396
Depreciation and amortization	170,615	140,797
Gain of sale of equipment	(13,320)	-
Expense (benefit) from deferred income taxes	60,500	(252,000)
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	(1,753,564)	761,257
Costs on uncompleted projects applicable to
future billings	(1,180,500)	1,751,279
Billings and estimated profit in excess of costs
on uncompleted contracts	(551,362)	(70,708)
Prepaid expenses, inventory and other assets	206,261	85,080
Accounts payable and accrued expenses	3,397,630	(1,210,700)
Net cash provided by operating activities	494,075	929,956

Investing activities:
Proceeds from the sale of equipment	16,995	-
Purchase of property and equipment	(47,000)	(61,071)
Net cash used in investing activities	(30,005)	(61,071)

Financing activities:
Decrease in outstanding checks in excess of bank balance	(969,343)	(889,741)
Proceeds from note payable to bank and current
and long-term borrowings, net of financing costs	5,019,938	3,698,833
Principal payments on current and long-term borrowings	(4,531,710)	(3,728,756)
Net cash used in financing activities	(481,115)	(919,664)

Decrease in cash	(17,045)	(50,779)

Cash at beginning of period	26,845	80,003

Cash at end of period	$9,800	$29,224

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

The balance sheet at December 31, 2009 has been derived from the audited balance sheet included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

2. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	March 31, 2010	March 31, 2009
Net income (loss)	$92,215	$(393,445)
Other comprehensive income (loss): Change in fair value of cash flow hedge from interest rate swap agreement, net of income tax (expense) benefit of $(1,500) in 2010 and $(2,100) in 2009.	2,149	3,074
Comprehensive income (loss)	$94,364	$(390,391)

3. Revenue Recognition

The timing of revenues is dependent on the Company's backlog, contract awards, and the performance requirements of each contract.  The Company's revenues are also affected by the timing of its clients planned remediation work as well as the timing of unplanned emergency spills.  Historically, planned remediation work generally increases during the third and fourth quarters.  Although the Company believes that the historical trend in quarterly revenues for the third and fourth quarters of each year are generally higher than the first and second quarters, there can be no assurance that this will occur in future periods.  Revenues during the first quarter of 2010 were unusually high due to backlog carried over from jobs delayed from 2009 and is not reflective of normal seasonal trends.  Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

4. Related Party Transactions

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company.  The costs for these services amounted to approximately $574,000 and $305,000 for the three months ended March 31, 2010 and 2009, respectively.  Amounts owed to St. Lawrence Industrial Services, Inc. which are included in Accrued Expenses were approximately $357,000 and $17,000 at March 31, 2010 and 2009, respectively.

5. Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding.  Diluted earnings per share includes the potentially dilutive effect of common stock equivalents, which include outstanding options under the Company’s Stock Option Plan and warrants that were issued to a financial advisor in May 2002 to purchase 480,000 shares of common stock at $0.066 per share.  These expired in May 2010, however, during May 2010,  were extended to May 2011.

6. Reclassifications

Certain reclassifications have been made to the March 31, 2009 financial statements to conform with the 2010 presentation.

7. Going Concern

At March 31, 2010, the Company has negative working capital with current liabilities exceeding current assets by $2,297,241.  The bank agreement expires August 31, 2010, requires that the Company seek replacement financing by that date, and requires an equity infusion of $500,000 by July 31, 2010.  As a result, the Company has substantial doubt about its ability to continue as a going concern due to the working capital deficit and changes in the bank financing agreement.

The Company has made significant workforce reductions and has reduced variable monthly operating expenses.  The Company realized a large increase in revenue in the first quarter and exceeded net income plan significantly.  The Company continues to maintain a significant project backlog, and based on the revisions to their business plan, they believe they will be able to continue to operate profitably.  The Company believes they can seek replacement financing and will be able to classify the line of credit balance as long-term to significantly enhance working capital.  Therefore, the Company has accounted for the financial statements assuming that they will continue as a going concern.

PART I – FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, the Company had cash of $9,800 compared to $26,845 at December 31, 2009.  The Company voluntarily applies all available cash in the Company’s operating account to pay down the Company’s note payable to bank under the line of credit.

At March 31, 2010, the Company had working capital of $(2,297,241) compared to $(2,580,894) at December 31, 2009, with a current ratio of .88 to 1 at March 31, 2010 and .84 to 1 at December 31, 2009.  The increase in the current ratio is related to the increase in accounts receivable and costs on uncompleted projects applicable to future billings, due to the increase in project revenue in the first quarter.

For the three months ended March 31, 2010, the Company’s net cash provided by operations was $494,075 compared to net cash provided by operations of $929,956 during the three months ended March 31, 2009.  The cash provided by operations for the three months ended March 31, 2010 was primarily a result of an increase in accounts payable partially offset by a increase in accounts receivable.

The Company’s net cash used in investing activities of $30,005 during the first three months of the year was attributable to the purchase of two pieces of field equipment.

The Company’s net cash used in financing activities was $481,115, which was primarily due to the reduction of outstanding checks in excess of bank balance and the payments of the Company’s long-term debt.

As of March 31, 2010, the Company has a loan agreement that provides for borrowings up to $6,500,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later.  The loan is payable on August 31, 2010, bears interest at a LIBOR plus 7%, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company.  The agreement requires the Company to seek replacement financing and to obtain $500,000 in equity infusions by July 31, 2010.  The bank agreement in place at March 31, 2010 was executed on March 29, 2010 and includes a $120,000 fee which is be amortized over the life of the agreement.  As of March 31, 2010, borrowings against the revolving loan aggregated $5,873,611.

The loss of the availability of this line of credit after August 31, 2010 could have an adverse effect on the Company if alternate financing sources are not available.

During the first quarter of 2010, all principal payments on the Company’s debt were made within payment terms.  The Company has chosen to show the long-term debt as current based on the revised expiration date with the lender and the requirement to seek replacement financing.  The Company was in compliance the financial covenants in its financing agreement.

The Company expects, based on its operating results and the continued availability of its line of credit, that it will be able to meet obligations as they come due.

RESULTS OF OPERATIONS

PROJECT REVENUE

The Company's project revenue for the first quarter of 2010 increased 142% to $13,846,687 from $5,730,578 for the first quarter of 2009.

When comparing the first three months of 2010 to the same period in 2009, the increase in project revenue is due primarily to completion of several large projects underway from 2009 and project backlog carried over from 2009.

PROJECT COSTS AND GROSS MARGIN

Project costs for the first quarter of 2010 increased 185% to $11,551,838 from $4,053,767 for the same period in 2009.  Project costs as a percentage of revenues were 83% and 71% for the three months ended March 31, 2010 and 2009, respectively.  Gross margin as a percentage of revenue for the first quarter of 2010 decreased to 17% from 29% for the same period in 2009.

Project costs increased primarily as a result of the increase in project revenue.  The decrease in the gross margin percentage was a result of the competitive nature of the business when the projects were bid in 2009, and the mix of larger projects with lower gross margin including the increase in project revenue related to the New York Department of Environmental Conservation contract.

OPERATING EXPENSES

Operating expenses for the quarter ended March 31, 2010 decreased 8% to $2,066,541 from $2,247,785 for the same period in 2009. Operating expenses as a percentage of revenues decreased to 15% for the quarter ended March 31, 2010 from 39% in the same period in 2009.

When comparing the first quarter of 2010 to 2009, the decrease in operating expenses is due to several items:

•
Payroll expense and related payroll taxes and benefits decreased 10% to $1,082,581 from $1,200,146 in 2009.  The decrease is directly related to a reduction in headcount related to cost reductions implemented in the second half of 2009 and through the first quarter of 2010.

•	Office expense increased 22% to $232,515 from $189,889 in 2009. The increase is attributed to increased office and shop supplies expense due to the increase in project volume.
•	Other expense decreased 36% to $113,478 from $177,292 due to the decrease in bad debt expense for the quarter.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2010 increased 12% to $87,243 from $78,076 for the same period in 2009.  This increase is due to an increase in interest rates paid on the Company’s floating-rate debt.

NET INCOME (LOSS) BEFORE INCOME TAXES

Due to the factors discussed above, net income (loss) before income taxes amounted to $154,215 for the three months ended March 31, 2010 compared to net loss before income taxes of $(645,445) for the same period in 2009.  Primarily, this change is due to increased revenues and deceased operating expenses during 2010, offset by the increased project costs.

INCOME TAX EXPENSE (BENEFIT)

The Company recorded income tax expense of $62,000 for the quarter ended March 31, 2010 compared to an income tax benefit of $252,000 for the same quarter in 2009.  The change is due to net income during 2010 compared to a loss in 2009.

NET INCOME (LOSS)

Net income (loss) for the quarters ended March 31, 2010 and 2009 was $92,215, or $.01 per share basic and diluted, and $(393,445), or $(.03) per share basic and diluted, respectively.

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

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.
Our Chief Executive Officer and Chief Financial Officer have concluded, based on the evaluation of these controls and procedures, that our disclosure controls and procedures are not effective in timely alerting them to material information relating to OP-TECH required to be included in OP-TECH’s periodic SEC filings.

During the preparation of our annual report, we concluded that we did not maintain effective controls over reconciliation of costs and standard gross margins on uncompleted projects.  Specifically, several in-process projects had unearned revenue recorded in excess of the actual expected.  We did not maintain effective controls over the evaluation of the valuation of accounts receivable.  Specifically, an agreement with a customer was not properly accounted for and accounts receivable was overstated. As a result of these control deficiencies uncovered in the year-end reporting process, the Company restated quarterly results for the periods ending June 30, 2009 and September 30, 2009.

We are reviewing our disclosure controls and procedures to determine the best steps for the Company to take to make the disclosure controls and procedures effective.

(b) Changes in Internal Controls.
Although the Company enacted no changes to internal controls over financial reporting during the first quarter of 2010, it enacted such changes prior to the filing of this report based on a material weakness identified for the year ended December 31, 2009 regarding unearned revenue and financial reporting.

One change made after March 31, 2010, but prior to the filing of this report, is that the unearned revenue review process now includes a more in-depth cost and standard gross margin analysis, review with field personnel, and a comparison to subsequent billing by job.  Additionally, financial reporting controls have been enhanced to include an in-depth review of collectability by customer with collection and sales personnel to ensure any customer agreements made have been properly disclosed.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company received a $155,000 payment from a customer who subsequently filed bankruptcy.  The customer is seeking repayment claiming the payment was made during the 90 days prior to filing bankruptcy as a preferential payment.  The Company maintains the payment was received in the ordinary course of business and it should not be consider a preference item.  Accordingly, the Company has not recorded a liability for this matter at March 31, 2010.

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

Date: May 24, 2010

/s/ Charles B. Morgan
Charles B. Morgan
Chief Executive Officer

/s/ Jon S. Verbeck
Jon S. Verbeck
Chief Financial Officer and Treasurer