Form 10-Q/A
period 2009-06-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2010-06-17
CIK 858748

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 2)

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

Yes      or No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       or No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (June 15, 2010)  11,940,372

EXPLANATORY NOTE

RESTATEMENT OF FINANCIAL STATEMENTS

This  Amendment  No.  2 on  Form  10-Q/A,  which  amends  and  restates  items identified below with respect to the Form 10-Q, filed by Op-Tech Environmental Services, Inc. ("we" or the “Company") with the Securities and Exchange  Commission  (the "SEC") on August 14, 2009 (the "Original  Filing") and the related Form 10-Q/A that the Company filed on May 17, 2010,  is being filed to label the applicable financial statements and disclosure as “restated” and to address certain questions presented to us by the U.S. Securities and Exchange Commission in connection with the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting.

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

OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	Page
No.

Item 1.	Financial Statements

	Consolidated Balance Sheets -June 30, 2009 (Unaudited) (Restated) and December 31, 2008 (Audited)
		5

	Consolidated Statements of Operations -Three months ended June 30, 2009 (Unaudited and restated) and June 30, 2008 (Unaudited) -Six months ended June 30, 2009 (Unaudited and restated) and June 30, 2008 (Unaudited)	6

	Consolidated Statements of Cash Flows -Six months ended June 30, 2009 (Unaudited and restated) and June 30, 2008 (Unaudited)	7

	Notes to Consolidated Financial Statements Unaudited)	8-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-12

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	13

Item 4/4T.	Controls and Procedures	14

PART II.	OTHER INFORMATION	15

	SIGNATURES	16

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

	Restated
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

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	Restated		Restated
	2009	2008	2009	2008

Project revenue	$8,887,741	$7,422,275	$14,625,371	$14,748,538

Project costs	6,788,253	5,158,568	11,291,125	10,378,736

Gross margin	2,099,488	2,263,707	3,334,246	4,369,802

Operating expenses:
Payroll expense and related payroll taxes and benefits	814,277	763,429	1,560,043	1,786,569
Office Expense	224,937	193,353	414,826	431,560
Occupancy	214,322	195,908	444,535	426,126
Business Insurance	109,165	133,498	243,650	254,723
Professional Services	305,121	185,129	487,034	338,998
Equipment Expenses, net of usage credit	100,998	252,369	234,845	506,890
Other expenses	382,472	101,404	565,039	139,554
	2,151,292	1,825,090	3,949,972	3,884,420

Operating income (loss)	(51,804)	438,617	(615,726)	485,382

Other income and (expense):
Interest expense	(75,997)	(112,312)	(154,073)	(244,197)
Other, net	(6,342)	11,950	(9,789)	10,412
	(82,339)	(100,362)	(163,862)	(233,785)

Net income (loss) before income taxes	(134,143)	338,255	(779,588)	251,597

Income tax benefit (expense)	53,000	(137,802)	305,000	(103,214)

Net income (loss)	$(81,143)	$200,453	$(474,588)	$148,383

Earnings per common share:
Basic	$(0.01)	$0.02	$(0.04)	$0.01
Diluted	$(0.01)	$0.02	$(0.04)	$0.01

Weighted average shares outstanding:
Basic	11,940,372	11,937,038	11,940,372	11,937,038
Diluted	11,940,372	12,281,808	11,940,372	12,288,150

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	Restated
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

The  Company's  Chief  Executive  Officer and Chief Financial  Officer concluded that the Company’s disclosure controls and procedures were ineffective as of June 30, 2009.

The Company plans to revise controls over the evaluation of the adequacy of the allowance for doubtful accounts to include a review with sales and collection personnel to ensure all agreements with customers are considered.
The Company plans to revise controls with respect to the evaluation of unearned revenue to include a more in-depth cost and standard gross margin analysis, review with field personnel, and a comparison to subsequent billing by job.

The Company will also monitor our disclosure controls and procedures on a continuing basis to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In the future as such controls change in relation to developments in the our business and financial reporting requirements, our evaluation and monitoring measures will also address any additional corrective actions that may be required.

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

OP-TECH Environmental Services, Inc.
(Registrant)

Date: June 15, 2010        /s/ Charles B. Morgan
                        Charles B. Morgan
                        Chief Executive Officer

                         /s/ Jon S. Verbeck
                         Jon S. Verbeck
                         Chief Financial Officer and Treasurer