Form 10-Q/A
period 2009-09-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2010-06-17
CIK 858748

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

EXPLANATORY NOTE

RESTATEMENT OF FINANCIAL STATEMENTS

This  Amendment  No.  2 on  Form  10-Q/A,  which  amends  and  restates  items identified below with respect to the Form 10-Q, filed by Op-Tech Environmental Services, Inc. ("we" or "the Company") with the Securities and Exchange  Commission  (the "SEC") on November 17, 2009 (the "Original  Filing") and the related Form 10-Q/A that the Company filed on May 17, 2010,  is being filed to label the applicable financial statements and disclosure as “restated” and to address certain questions presented to us by the U.S. Securities and Exchange Commission in connection with the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting.

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

OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	Page
No.

Item 1.	Financial Statements

	Consolidated Balance Sheets -September 30, 2009 (Unaudited) (Restated) and December 31, 2008 (Audited)
		5

	Consolidated Statements of Operations -Three months ended September 30, 2009 (Unaudited and restated) and September 30, 2008 (Unaudited) -Nine months ended September 30, 2009 (Unaudited and restated) and September 30, 2008 (Unaudited)	6

	Consolidated Statements of Cash Flows -Nine months ended September 30, 2009 (Unaudited and restated) and September 30, 2008 (Unaudited)	7

	Notes to Consolidated Financial Statements Unaudited)	8-9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	13

Item 4/4T.	Controls and Procedures	14

PART II.	OTHER INFORMATION	15

	SIGNATURES	16

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

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	Restated		Restated
	2009	2008	2009	2008

Project revenue	$9,606,999	$10,606,146	$24,232,370	$25,354,684

Project costs	8,312,921	8,103,340	19,604,046	18,482,076

Gross margin	1,294,078	2,502,806	4,628,324	6,872,608

Operating expenses:
Payroll expense and related payroll taxes and benefits	788,661	838,795	2,348,704	2,625,364
Office Expense	215,509	212,459	630,335	644,019
Occupancy	215,975	182,656	660,510	608,782
Business Insurance	124,555	121,362	368,205	376,085
Professional Services	265,808	194,687	752,842	533,685
Equipment Expenses, net of usage credit	103,398	264,045	338,243	770,935
Other expenses	87,470	200,179	652,509	339,733
	1,801,376	2,014,183	5,751,348	5,898,603

Operating income (loss)	(507,298)	488,623	(1,123,024)	974,005

Other income and (expense):
Interest expense	(80,792)	(114,233)	(234,865)	(358,430)
Other, net	(2,344)	1,798	(12,133)	12,210
	(83,136)	(112,435)	(246,998)	(346,220)

Net income (loss) before income taxes	(590,434)	376,188	(1,370,022)	627,785

Income tax benefit (expense)	230,000	(152,845)	535,000	(256,059)

Net income (loss)	$(360,434)	$223,343	$(835,022)	$371,726

Earnings per common share:
Basic	$(0.03)	$0.02	$(0.07)	$0.03
Diluted	$(0.03)	$0.02	$(0.07)	$0.03

Weighted average shares outstanding:
Basic	11,940,372	11,937,595	11,940,372	11,938,150
Diluted	11,940,372	12,294,199	11,940,372	12,290,907

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER
	Restated
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

The impact of these adjustments on the Company’s financial results as originally reported for the nine months ending September 30, 2009 are summarized below:

	As Reported	As Restated

Current assets	$13,068,433	$ 12,898,568

Total assets	$17,454,072	$ 17,142,197

Current liabilities	$13,548,314	$ 13,581,904

Total liabilities	$14,484,968	$ 14,518,558

Accumulated deficit	$ (4,138,689)	$ (4,484,154)

Net income	$ (489,557)	$ (835,022)

Basic earning per share	$ (0.04)	$ (0.07)

Diluted earning per share	$ (0.04)	$ (0.07)

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

The  Company's  Chief  Executive  Officer and Chief Financial  Officer concluded that the Company’s disclosure controls and procedures were ineffective as of September 30, 2009.

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