Form 10-Q
period 2010-06-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2010-08-13
CIK 858748

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes X or No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   or No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 6, 2010)  11,940,372

OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

INDEX

PART I.                      FINANCIAL INFORMATION                                                                                                                          Page No.

   Item 1.                      Financial Statements

Consolidated Balance Sheets
-June 30, 2010 (Unaudited) and December 31, 2009 (Audited)……….……..….... ...........................................3

Consolidated Statements of Operations
-Three months ended June 30, 2010 and June 30, 2009 (Unaudited)
- Six months ended June 30, 2010 and June 30, 2009 (Unaudited)………. ........................................................4

Consolidated Statements of Cash Flows
-Six months ended June 30, 2010 and June 30, 2009 (Unaudited)……….. ........................................................5

Notes to Consolidated Financial Statements (Unaudited)……………………..................................................6

   Item 2.                 Management's Discussion and Analysis of Financial
Condition and Results of Operations………………………………........................................…….………...… 7

                               SIGNATURES      ………………………………………………...…………….................................................… 10

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

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	June 30,	December 31,
	2010	2009

ASSETS

Current Assets:
Cash	$667,673	$26,845
Accounts receivable (net of allowance for doubtful accounts of
approximately $612,000 in 2010 and $625,000 in 2009, respectively)	11,444,928	10,251,155
Costs on uncompleted projects applicable to future billings	2,323,185	2,567,053
Inventory	344,780	343,047
Current portion of deferred tax asset	319,100	319,100
Prepaid expenses and other current assets, net	742,348	448,001

Total Current Assets	15,842,014	13,955,201

Property and equipment, net	2,346,796	2,602,007
Deferred tax asset	1,337,900	1,556,000

Total Assets	$19,526,710	$18,113,208

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$9,950,707	$6,461,236
Outstanding checks in excess of bank balance	-	1,045,720
Billings in excess of costs and estimated profit
on uncompleted projects	693,653	1,101,406
Accrued expenses and other current liabilities	1,142,207	1,328,178
Note payable to bank under line of credit	4,212,964	5,073,196
Obligation under interest rate swap agreement	16,274	23,861
Current portion of long-term debt	1,575,830	1,502,498

Total Current Liabilities	17,591,635	16,536,095

Total Liabilities	17,591,635	16,536,095

Shareholders' Equity:
Common stock, par value $.01 per share; authorized 20,000,000 shares; 11,940,372 shares issued and outstanding
as of June 30, 2010 and December 31, 2009	119,404	119,404
Additional paid-in capital	7,023,891	7,005,891
Accumulated deficit	(5,198,547)	(5,534,022)
Accumulated other comprehensive income	(9,673)	(14,160)

Total Shareholders' Equity	1,935,075	1,577,113

Total Liabilities and Shareholders' Equity	$19,526,710	$18,113,208

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009

Project revenue	$12,058,774	$8,881,259	$25,905,461	$14,611,837

Project costs	9,268,873	6,315,095	20,820,711	10,368,862

Gross margin	2,789,901	2,566,164	5,084,750	4,242,975

Operating expenses:
Payroll expense and related payroll taxes and benefits	1,174,211	1,291,947	2,256,792	2,492,093
Office Expense	177,182	224,937	409,697	414,826
Occupancy	209,889	214,322	471,662	444,535
Business Insurance	116,581	109,165	228,889	243,650
Professional Services	319,503	305,121	472,118	487,034
Equipment Expenses, net of usage credit	129,447	100,998	240,718	234,845
Other expenses	100,882	377,960	214,360	555,252
	2,227,695	2,624,450	4,294,236	4,872,235

Operating income (loss)	562,206	(58,286)	790,514	(629,260)

Other income and (expense):
Interest expense	(164,900)	(75,997)	(252,143	(154,073)
Other, net	(1,046)	140	12,104	3,745
	(165,946)	(75,857)	(240,039	(150,328)

Net income (loss) before income taxes	396,260	(134,143)	550,475	(779,588)

Income tax benefit (expense)	(153,000)	53,000	(215,000	305,000

Net income (loss)	$243,260	$(81,143)	$335,475	$(474,588)

Earnings (loss) per common share:
Basic	$0.02	$(0.01)	$0.03	$(0.04)
Diluted	$0.02	$(0.01)	$0.03	$(0.04)

Weighted average shares outstanding:
Basic	11,940,372	11,940,372	11,940,372	11,940,372
Diluted	12,344,938	11,940,372	12,358,109	11,940,372

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	June 30,	June 30,
	2010	2009

Operating activities:
Net income (loss)	$335,475	$(474,588)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Gain on sale of equipment	(13,320)	-
Bad debt expense	131,300	460,293
Depreciation and amortization	339,682	327,930
Warrant modification expense	18,000	-
Expense (benefit) from deferred income taxes	216,600	(303,745)
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	(1,325,073)	486,840
Costs on uncompleted projects applicable to
future billings	243,868	496,012
Billings and estimated profit in excess of costs
on uncompleted contracts	(407,753)	166,606
Prepaid expenses, inventory and other assets	230,127	(379,665)
Accounts payable and accrued expenses	3,303,500	(762,710)
Net cash provided by operating activities	3,072,406	16,973

Investing activities:
Purchase of property and equipment	(88,145)	(158,552)
Proceeds from sale of equipment	16,995	-
Net cash used in investing activities	(71,150)	(158,552)

Financing activities:
Decrease in outstanding checks in excess of bank balance	(1,045,720)	(567,458)
Proceeds from note payable to bank and current
and long-term borrowings, net of financing costs	6,637,535	8,794,788
Principal payments on current and long-term borrowings	(7,952,243)	(8,137,322)
Net cash provided by (used in) financing activities	(2,360,428)	90,008

Increase (decrease) in cash	640,828	(51,571)

Cash at beginning of period	26,845	80,003

Cash at end of period	$667,673	$28,432

Non-cash item
Non-cash financing of insurance	$526,207	$538,397

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

2. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net income (loss)	$243,260	$(81,143)	$335,475	$(474,588)

Other comprehensive income (loss):
Change in fair value of cash flow hedge
net of income tax of $1,600 and $3,000 in
2010 and $4,000 and $6,100 in 2009,
for the three and six month periods,
respectively.	2,338	6,067	4,587	9,140

Comprehensive income (loss)	$245,598	$(75,076)	$340,062	$(465,448)

3. Revenue Recognition

The timing of revenues is dependent on the Company's backlog, contract awards, and the performance requirements of each contract.  The Company's revenues are also affected by the timing of its clients planned remediation work as well as the timing of unplanned emergency spills.  Historically, planned remediation work generally increases during the third and fourth quarters.  Although the Company believes that the historical trend in quarterly revenues for the third and fourth quarters of each year are generally higher than the first and second quarters, there can be no assurance that this will occur in future periods.  Revenues during the first half of 2010 were higher than the previous year partly due to backlog carried over from jobs delayed from 2009 and may not be reflective of normal seasonal trends.

4. Related Party Transactions

The Company utilizes subcontract labor purchased from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company.  The costs for these services amounted to approximately $1,102,000 and $623,000 for the six months ended June 30, 2010 and 2009, respectively, and $528,000 and $318,000 for the three months ended June 30, 2010 and 2009 respectively.  Amounts owed to St. Lawrence Industrial Services, Inc. which are included in Accrued Expenses and Other Liabilities were $327,000 and $36,000 at June 30, 2010 and 2009, respectively.

5.  Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding.  Diluted earnings per share includes the potentially dilutive effect of common stock equivalents, which include outstanding options under the Company’s Stock Option Plan and warrants that were issued to a financial advisor in May 2002 to purchase 480,000 shares of common stock at $0.066 per share.  These warrants were scheduled to expire in May 2010, at which time there were extended to May 2013.  The Company recorded $18,000 of consulting expense during the second quarter for the value of the extended warrants and recorded $18,000 of additional paid in capital.

6.     Reclassifications

Certain reclassifications have been made to the June 30, 2009 financial statements to conform with the 2010 presentation.

7.  Going Concern

At June 30, 2010, the Company has negative working capital with current liabilities exceeding current assets by $1,749,621.  The bank agreement in effect at June 30, 2010 associated with the line of credit expires August 31, 2010, requires that the Company seek replacement financing by that date, and requires a capital infusion of $500,000 by July 31, 2010.  As a result, the Company has substantial doubt about its ability to continue as a going concern due to the working capital deficit and obligations under the bank financing agreement.

The Company has made several workforce reductions and has improved project volume consistently over the first six months.  Overall variable monthly operating expenses have been reduced significantly with a significant increase in revenue.  The Company has exceeded their net income plan for the first six months of 2010.

The Company continues to maintain a significant project backlog, and based on the revisions to the business plan, they believe they will be able to continue to operate profitably.  The Company believes we can seek replacement financing and that will allow for the classification of the line of credit balance as long-term to significantly enhance working capital.  Therefore, the Company has accounted for the financial statements assuming that it will continue as a going concern.

8.  Subsequent Events

Subsequent to June 30, 2010, the bank amended the agreement to extend the new capital requirement to August 20, 2010.

PART I – FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, the Company had cash of $667,673 compared to $26,845 at December 31, 2009.

At June 30, 2010, the Company had a working capital deficit of $1,749,621 compared to $2,580,894 at December 31, 2009, with a current ratio of 0.9 to 1 at June 30, 2010 and 0.84 to 1 at December 31, 2009.  The increase in the current ratio is related to the increase in profitability in 2010 coupled with the increase accounts receivable and costs on uncompleted projects applicable to future billings due to the increase in project revenue offset by increased current liabilities.

For the six months ended June 30, 2010, the Company’s net cash provided by operations was $3,072,406 compared to net cash provided by operations of $16,973 during the six months ended June 30, 2009.  The cash provided by operations for the six months ended June 30, 2010 was primarily a result of an increase in accounts payable partially offset by an increase in accounts receivable.

The Company’s net cash used in investing activities of $71,150 during the first six months of the year primarily attributable to the purchase of two pieces of field equipment and an upgrade to the Company’s IT infrastructure.

The Company’s net cash used in financing activities was $2,360,428, which was primarily due to the reduction of outstanding checks in excess of bank balance, pay downs of the line of credit, and the payments of the Company’s long-term debt.

As of June 30, 2010, the Company had a loan agreement that provides for borrowings up to $6,500,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later.  The loan is payable on August 31, 2010, bears interest at a LIBOR plus 7%, is subject to certain restrictive financial covenants, and is subject to default if there is a material adverse change in the financial or economic condition of the Company.  The agreement in place at June 30, 2010 requires the Company to seek replacement financing and to obtain $500,000 in capital infusions by July 31, 2010.  The bank agreement was executed on March 29, 2010 and includes a $120,000 fee which is being amortized over the life of the agreement.  Subsequent to June 30, 2010, the bank amended the agreement to extend the new capital requirement to August 20, 2010.  As of June 30, 2010, borrowings against the revolving loan aggregated $4,212,964.

The loss of the availability of this line of credit after August 31, 2010 could have a material adverse effect on the Company if alternate financing sources are not available.

During the second quarter of 2010, all principal payments on the Company’s debt were made within payment terms.  The Company has chosen to show the long-term debt as current based on the revised expiration date with the lender and the requirement to seek replacement financing.  The Company was in compliance the financial covenants as of June 30, 2010 in its financing agreement.

The Company expects, based on its operating results and the continued availability of its line of credit, that it will be able to meet obligations as they come due.

RESULTS OF OPERATIONS

PROJECT REVENUE

The Company's project billings for the second quarter of 2010 increased 36% to $12,058,774 from $8,881,259 for the second quarter of 2009.  For the six-month period ended June 30, 2010 the Company’s revenues have increased 77% to $25,905,461 from $14,611,837 for the same period in 2009. The increase in revenue is attributed to several large projects performed in the first six months and a large increase in New York State remediation projects.

PROJECT COSTS AND GROSS MARGIN

Project costs for the second quarter of 2010 increased 47% to $9,268,873 from $6,315,095 for the same period in 2009.  Project costs as a percentage of revenues were 77% and 71% for the three months ended June 30, 2010 and 2009, respectively.  Gross margin as a percentage of revenue for the second quarter of 2010 decreased to 23% from 29% for the same period in 2009.  The gross margin decrease is attributed to project mix and several large projects bid with lower gross margins.

For the six-month period ended June 30, 2010, project costs increased 101% to $20,820,711 from $10,368,862 for the six months ended June 30, 2009.  Project costs as a percentage of revenues were 80% and 71% for the six months ended June 30, 2010 and 2009, respectively.  Gross margin for the six months ended June 30, 2010 decreased to 20% from 29% for the same period in 2009 as a result of several large projects for New York State DEC bid at lower margins.

OPERATING EXPENSES

Operating expenses for the quarter ended June 30, 2010 decreased 15% to $2,227,695 from $2,624,450 for the same period in 2009.  For the six-month period ended June 30, 2010, operating expenses decreased 12% to $4,294,236 from $4,872,235 for the same period in 2009. Operating expenses as a percentage of revenues decreased to 17% for the six months ended June 30, 2010 compared to 33% for the comparable period in 2009.

When comparing the second quarter of 2010 to 2009, the decrease in operating expenses was a combination of the following:

•	Payroll and payroll related expense decreasing 9% to $1,174,211 from $1,291,947 due to several personnel reductions necessary to operate more efficiently.

•	Other expenses decreasing 73% to $100,882 from $377,960 primarily attributed to lower bad debt expense as compared to the prior year second quarter.

INTEREST EXPENSE

Interest expense for the quarter ended June 30, 2010 increased 117% to $164,900 from $75,997 for the same period in 2009.  Interest costs for the six months ended June 30, 2010 increased 64% to $252,143 from $154,073 for the same period in 2009.  This increase is due to the increase in interest rates paid on the Company’s floating-rate debt and the amortization of the $120,000 bank fee.

NET INCOME (LOSS) BEFORE INCOME TAXES

Net income before income taxes for the quarter ended June 30, 2010 was $396,260 compared to net loss before income taxes of $(134,143) for same period in 2009.  Net income before income taxes for the six months ended June 30, 2010 was $550,475 compared to a net loss of $(779,588) for the six months ended June 30, 2009.  Net income before income taxes is primarily a result of the increase in project billings and the reduction in operating expenses.

INCOME TAX (EXPENSE) BENEFIT

The Company recorded income tax expense of $(153,000) for the quarter ended June 30, 2010 compared to an income tax benefit of $53,000 for same period in 2009.  The Company recorded income tax expense of $(215,000) for the six months June 30, 2010 compared to an income tax benefit of $305,000 for the same period in 2009.  This is primarily a function of the Company’s change in profitability over the periods.

NET INCOME (LOSS)

Net income for the quarter ended June 30, 2010 was $243,260 or $.02 per share basic and diluted compared to net loss of $(81,143) or $(.01) per share basic and diluted for same period in 2009.  Net income (loss) for the six months ended June 30, 2010 and 2009 was $335,475 or $.03 per share basic and diluted, and $(474,588) or $(.04) per share basic and diluted, respectively.

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

(b) Changes in Internal Controls.
During the quarter ended June 30, 2010, the Company enacted changes to internal controls over financial reporting based on a material weakness identified for the year ended December 31, 2009 regarding unearned revenue and financial reporting.  The unearned revenue review process now includes a more in-depth cost and standard gross margin analysis, review with field personnel, and a comparison to subsequent billing by job.  Additionally, financial reporting controls have been enhanced to include an in-depth review of collectability by customer with collection and sales personnel to ensure any customer agreements made have been properly disclosed.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company received a $155,000 payment from a customer who subsequently filed bankruptcy.  The customer is seeking repayment claiming the payment was made during the 90 days prior to filing bankruptcy as a preferential payment.  The Company maintains the payment was received in the ordinary course of business and it should not be consider a preference item.  Accordingly, the Company has not recorded a liability for this matter at June 30, 2010.

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

OP-TECH Environmental Services, Inc.
(Registrant)

Date: August 11, 2010 /s/ Charles B. Morgan
                        Charles B. Morgan
                        Chief Executive Officer

                         /s/ Jon S. Verbeck
                         Jon S. Verbeck
                         Chief Financial Officer and Treasurer