Form 10-Q
period 2010-09-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2010-11-12
CIK 858748

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes X or No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   or No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 22, 2010)  11,940,372

OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	Page
No.

Item 1.	Financial Statements	2

	Consolidated Balance Sheets -September 30, 2010 (Unaudited) and December 31, 2009 (Audited)
		3

	Consolidated Statements of Operations -Three months ended September 30, 2010 and September 30, 2009 (Unaudited) -Nine months ended September 30, 2010 and September 30, 2009 (Unaudited)	4

	Consolidated Statements of Cash Flows -Nine months ended September 30, 2010 and September 30, 2009 (Unaudited)	5

	Notes to Consolidated Financial Statements Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	12

Item 4/4T.	Controls and Procedures	13

PART II.	OTHER INFORMATION	14

	SIGNATURES	16

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

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	September 30,	December 31,
	2010	2009

ASSETS

Current Assets:
Cash	$896,511	$26,845
Accounts receivable (net of allowance for doubtful accounts of
approximately $522,000 in 2010 and $625,000 in 2009, respectively)	10,104,117	10,251,155
Costs on uncompleted projects applicable to future billings	2,154,534	2,567,053
Inventory	353,407	343,047
Current portion of deferred tax asset	319,100	319,100
Prepaid expenses and other current assets, net	630,473	448,001

Total Current Assets	14,458,142	13,955,201

Property and equipment, net	2,207,035	2,602,007
Deferred tax asset	1,551,300	1,556,000

Total Assets	$18,216,477	$18,113,208

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$7,231,379	$6,461,236
Outstanding checks in excess of bank balance	-	1,045,720
Billings in excess of costs and estimated profit
on uncompleted projects	746,103	1,101,406
Accrued expenses and other current liabilities	939,126	1,328,178
Note payable to bank under line of credit	4,140,987	5,073,196
Obligation under interest rate swap agreement	12,188	23,861
Current portion of long-term debt	1,309,617	1,502,498

Total Current Liabilities	14,379,400	16,536,095

Convertible notes payable	1,119,250	-

Total Liabilities	15,498,650	16,536,095

Shareholders' Equity:
Common stock, par value $.01 per share; authorized 50,000,000 and
20,000,000 shares and ; 11,940,372 shares issued and outstanding
as of September 30, 2010 and December 31, 2009	119,404	119,404
Additional paid-in capital	7,245,891	7,005,891
Accumulated deficit	(4,640,281)	(5,534,022)
Accumulated other comprehensive income (loss)	(7,187)	(14,160)

Total Shareholders' Equity	2,717,827	1,577,113

Total Liabilities and Shareholders' Equity	$18,216,477	$18,113,208

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Project revenue	$10,679,502	$9,603,358	$36,584,963	$24,215,195

Project costs	8,288,038	7,849,467	29,108,749	18,218,329

Gross margin	2,391,464	1,753,891	7,476,214	5,996,866

Operating expenses:
Payroll expense and related payroll taxes and benefits	1,079,348	1,264,313	3,336,140	3,756,405
Office Expense	194,929	215,509	604,626	630,335
Occupancy	233,774	215,975	705,436	660,510
Business Insurance	134,930	124,555	363,819	368,205
Professional Services	154,637	265,808	626,755	752,842
Equipment Expenses, net of usage credit	43,402	103,398	284,120	338,243
Other expenses	40,713	75,272	255,073	630,525
	1,881,733	2,264,830	6,175,969	7,137,065

Operating income (loss)	509,731	(510,939)	1,300,245	(1,140,199)

Other income and (expense):
Interest expense	(180,752)	(80,792)	(432,895)	(234,865)
Other, net	14,287	1,297	26,391	5,042
	(166,465)	(79,495)	(406,504)	(229,823)

Net income (loss) before income taxes	343,266	(590,434)	893,741	(1,370,022)

Income tax benefit	215,000	230,000	-	535,000

Net income (loss)	$558,266	$(360,434)	$893,741	$(835,022)

Earnings (loss) per common share:
Basic	$0.05	$(0.03)	$0.07	$(0.07)
Diluted	$0.02	$(0.03)	$0.05	$(0.07)

Weighted average shares outstanding:
Basic	11,940,372	11,940,372	11,940,372	11,940,372
Diluted	19,762,538	11,940,372	14,826,252	11,940,372

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	September 30,	September 30,
	2010	2009

Operating activities:
Net income (loss)	$893,741	$(835,022)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Gain on sale of equipment	(13,320)	-
Bad debt expense	135,580	459,917
Depreciation and amortization	504,443	448,348
Warrant modification expense	18,000	-
Benefit from deferred income taxes	-	(529,745)
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	11,458	(300,625)
Costs on uncompleted projects applicable to
future billings	412,519	491,272
Billings and estimated profit in excess of costs
on uncompleted contracts	(355,303)	227,473
Prepaid expenses, inventory and other assets	(192,832)	246,549
Accrued litigation defense reserve	-	(300,000)
Accounts payable and accrued expenses	381,091	1,841,187
Net cash provided by operating activities	1,795,377	1,749,354

Investing activities:
Purchase of property and equipment	(113,145)	(207,633)
Proceeds from sale of equipment	16,995	-
Net cash used in investing activities	(96,150)	(207,633)

Financing activities:
Decrease in outstanding checks in excess of bank balance	(1,045,720)	(1,026,126)
Proceeds from issuance of convertible notes payable	1,332,000	-
Proceeds from note payable to bank and current
and long-term borrowings, net of financing costs	7,200,682	11,520,195
Principal payments on current and long-term borrowings	(8,316,523)	(11,985,249)
Net cash used in financing activities	(829,561)	(1,491,180)

Increase in cash	869,666	50,541

Cash at beginning of period	26,845	80,003

Cash at end of period	$896,511	$130,544

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

2. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Nine months ended		Three months ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Net income (loss)	$893,741	$(835,022)	$558,266	$(360,434)
Other comprehensive (loss): Change in fair value of cash flow hedge net of income tax expense of $4,700 and $1,600 in 2010 and $7,700 and $1,600 in 2009, respectively.	6,973	11,463	2,486	2,323
Comprehensive income (loss)	$900,714	$(823,559)	$560,752	$(358,111)

3. Revenue Recognition

The timing of revenues is dependent on the Company's backlog, contract awards, and the performance requirements of each contract.  The Company's revenues are also affected by the timing of its clients’ planned remediation work as well as the timing of unplanned emergency spills.  Historically, planned remediation work generally increases during the third and fourth quarters.  Although the Company believes that the historical trend in quarterly revenues for the third and fourth quarters of each year are generally higher than the first and second quarters, there can be no assurance that this will occur in future periods.  Revenues during the first nine months of 2010 were higher than the previous year partly due to backlog carried over from jobs delayed from 2009 and may not be reflective of normal seasonal trends.

4.  Related Party Transactions

The Company utilizes subcontract labor purchased from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company.  The costs for these services amounted to approximately $2,330,000 and $1,145,000 for the nine months ended September 30, 2010 and 2009, respectively, and $1,228,000 and $522,000 for the three months ended September 30, 2010 and 2009, respectively.  Amounts owed to St. Lawrence Industrial Services, Inc. which are included in Accrued Expenses and Other Liabilities were $193,694 and $0 at September 30, 2010 and 2009, respectively.

5.  Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding.  Diluted earnings per share includes the potentially dilutive effect of common stock equivalents, which include outstanding options under the Company’s Stock Option Plan and warrants that were issued to a financial advisor, and convertible notes payable.  The warrants were issued in May 2002 to purchase 480,000 shares of common stock at $0.066 per share.  These warrants were scheduled to expire in May 2010, at which time there were extended to May 2013.  The convertible notes were issued August 31, 2010 and are convertible into shares of common stock at the election of the holders of the Convertible Notes at $0.06 per share as more fully explained in Note 8.

6.  Reclassifications

Certain reclassifications have been made to the September 30, 2009 financial statements to conform with the 2010 presentation.

7.  Going Concern

The Company had a significant working capital deficiency at December 31, 2009.  As of the quarter ended September 30, 2010, the Company has a minimal amount of positive working capital due to earnings and the capital infusion discussed in Note 8.

The bank agreement associated with the line of credit expired August 31, 2010 and has not been extended at this time.  The Company is currently negotiating an extension to March 31, 2011.  The expired agreement required that the Company seek replacement financing by August 31, 2010, and required a $500,000 infusion of new capital by July 31, 2010.  The Company secured new capital of $1,332,000 on August 31, 2010 in the form of convertible notes as explained in Note 8.  However, the Company still has substantial doubt about its ability to continue as a going concern due to the working capital shortage and cash flow strains related to restrictions related to the expired bank financing agreement.

The Company has been profitable in 2010 by making workforce reductions and improving project volume consistently over the first nine months.  Overall variable monthly operating expenses have been reduced with a significant increase in revenue.  The Company has had strong earnings and has exceeded their net income plan for the first nine months of 2010.

The Company continues to maintain a significant project backlog, and based on the revisions to the business plan, they believe they will be able to continue to operate profitably.  Based on the strong results and the new capital infusion, the Company believes they can seek replacement financing with terms that will allow for the classification of the line of credit balance as long-term to significantly enhance working capital.  Therefore, the Company has accounted for the financial statements assuming that it will continue as a going concern.

8.  Sale of Convertible Notes

On August 31, 2010, the Company entered into a series of Secured Loan Agreements with seven individuals for the sale of secured convertible notes (the “Convertible Notes”) for an aggregate of $1,332,000 for proceeds of this amount.  These seven individuals represent members of executive management, members of the board of directors, and significant shareholders.  The Convertible Notes are for a term of two years, carry interest of 6% and are convertible into shares of common stock at the election of the holders of the Convertible Notes at $0.06 per share and, as long as the average share price of the Company’s common stock on the Over-the-Counter Bulletin Board remains above $0.06, at the election of the Company at $0.06 per share.  The Convertible Notes may be converted into 22,200,000 shares of common stock, or approximately 186% of our current outstanding shares of common stock.  The issuance of the Convertible Notes does not represent a change of control as approximately 66% of the Convertible Notes were issued to shareholders of the Company that currently own approximately 46% of the Company’s outstanding share capital.

The Company also entered into a Security Agreement to secure payment and performance of its obligations under the Convertible Notes pursuant to which it granted the holders of the Convertible Notes a security interest in all of its assets.  The security granted is subordinated to a security interest granted to a bank in connection with a $6,500,000 loan agreement (including any security interest that may be granted in connection with funds borrowed to pay amounts due under such loan) and any obligations to repay surety bonds issued in connection with services provided in the Company’s core business where the Company is the principal under the surety bond.  The Company’s sole active subsidiary also guaranteed all amounts owed by the Company under the Convertible Notes.

The Company recorded $222,000 in debt discount related to the issuance of these convertible notes due to the beneficial conversion feature, which is shown as Additional Paid in Capital and reduction in the convertible notes payable.  Amortization expense related to these discounts was $9,250 for the three months ended September 30, 2010, which was included in interest expense in the consolidated statement of operations.

9.  Income Taxes

During the three months ended September 30, 2010, the Company re-evaluated its valuation allowance for deferred tax assets due to the cumulative three quarters of profitability in 2010.  As a result, the valuation allowance was reduced by approximately $350,000.  This reflects utilization of expiring net operating losses with 2010 income that was uncertain as of December 31, 2009.

PART I – FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, the Company had cash of $896,511 compared to $26,845 at December 31, 2009.

At September 30, 2010, the Company had working capital of $78,742 compared to a deficit of $2,580,894 at December 31, 2009, with a current ratio of 1.01 to 1 at September 30, 2010 and 0.84 to 1 at December 31, 2009.  The increase in the current ratio primarily related to the increase in profitability in 2010 coupled with the increase in cash from the issuance of convertible notes.

For the nine months ended September 30, 2010, the Company’s net cash provided by operations was $1,795,377 compared to $1,749,354 during the nine months ended September 30, 2009.  The cash provided by operations for the nine months ended September 30, 2010 was primarily a result of net income earned during the period coupled with an increase in accounts payable and a decrease in costs on uncompleted projects applicable to future billings.

The Company’s net cash used in investing activities of $96,150 during the first nine months of the year primarily attributable to the purchase of two pieces of field equipment and an upgrade to the Company’s IT infrastructure and the purchase of a vehicle.  The net cash used in investing activities during the nine months ended September 30, 2009 was $207,633.

For the nine months ended September 30, 2010, the Company’s net cash used in financing activities was $829,561 compared to $1,491,180 during the nine months ended September 30, 2009.  The net cash used in financing activities for the nine months ended September 30, 2010 was primarily due to the reduction in outstanding checks in excess of bank balance.

The banking agreement which provided borrowings up to $6,500,000 expired August 31, 2010. The loan is collateralized by all accounts receivable, inventory and equipment now owned or acquired later.  The loan was payable on August 31, 2010, with interest at LIBOR plus 7%, and was subject to certain restrictive financial covenants, and was subject to default if there is a material adverse change in the financial or economic condition of the Company.

The Company did not raise the $500,000 of new capital by July 31, 2010 as required by the banking agreement, but was otherwise in compliance with the all the financial covenants in the expired agreement.  Subsequently, the Company raised $1,332,000 of new capital as more fully explained in Note 8.  The agreement expired August 31, 2010, but has not been repaid including the $120,000 extension fee which was payable at termination.  The extension fee is included in accrued expenses at September 30, 2010.

The Company is currently negotiating an extension to March 31, 2011 and believes based on the strong earnings and the new capital contributed on August 31, 2010, an extension agreement will be in place during the fourth quarter.  It is likely the terms of this extension agreement will contain restrictive financial covenants and require additional new capital.

During the third quarter of 2010, all principal payments on the Company’s term debt were made within payment terms.  The Company has elected to show the long-term debt as current based on the expiration of the revolving borrowing agreement.

RESULTS OF OPERATIONS

PROJECT REVENUE

The Company's project revenue for the third quarter of 2010 increased 11% to $10,679,502 from $9,603,359 for the third quarter of 2009.  For the nine-month period ended September 30, 2010 the Company’s project revenue has increased 51% to $36,584,963 from $24,215,195 for the same period in 2009.  The increase in revenue is attributed to several large projects performed in the first nine months and a large increase in New York State remediation projects.

PROJECT COSTS AND GROSS MARGIN

Project costs for the third quarter of 2010 increased 6% to $8,288,038 from $7,849,467 for the same period in 2009.  Project costs as a percentage of revenues were77.6% and 81.7% for the three months ended September 30, 2010 and 2009, respectively.  Gross margin for the third quarter of 2010 increased to 22.4% from 18.3% for the same period in 2009.  The increase in gross margin is attributed to work performed in the quarter in higher margin segments and the completion of low margin projects bid in 2009.

For the nine-month period ended September 30, 2010, project costs increased 60% to $29,108,749 from $18,218,329 for the nine months ended September 30, 2009.  Project costs as a percentage of revenues were 79.6% for the nine months ended September 30, 2010 and 75.2% for the same period in 2009. Gross margin for the nine months ended September 30, 2010 decreased to 20.4% from 24.8% for the same period in 2009 attributed to the economic climate, industry competiveness, and job mix.

OPERATING EXPENSES

Operating expenses for the quarter ended September 30, 2010 decreased 17% to $1,881,733 from $2,264,830 for the same period in 2009.  For the nine-month period ended September 30, 2010, operating expenses decreased 13% to $6,175,969 from $7,137,065 for the same period in 2009.  Operating expenses as a percentage of revenues decreased to 16.9% for the nine months ended September 30, 2010 compared to 29.5% for the comparable period in 2009.

When comparing the third quarter of 2010 to 2009, the decrease in operating expenses was a combination of the following:

•	Payroll and payroll related expense decreasing 15% to $1,079,348 from $1,264,313 due to personnel reductions necessary to operate more efficiently.

•	Professional fees decreasing 42% to $154,637 from $265,808 due to in-sourcing of the collections process and human resource department as well as reductions in legal costs.

INTEREST EXPENSE

Interest expense for the quarter ended September 30, 2010 increased 124% to $180,752 from $80,792 for the same period in 2009.  Interest expense for the nine months ended September 30, 2010 increased 84% to $432,895 from $234,865 for the same period in 2009.  This increase is due to the increase in interest rates paid on the Company’s floating-rate debt, interest and discount amortization on the convertible notes payable, and the remaining amortization of the $120,000 bank exit fee assessed during the March 2010 line of credit extension.  Further, the company has accrued an estimate for interest expense of $20,000 for extension of the line of credit from August 31, 2010.

NET INCOME (LOSS) BEFORE INCOME TAXES

Net income before income taxes for the quarter ended September 30, 2010 was $343,266 compared to a net loss before income taxes of $(590,434) for same period in 2009.  Net income before income taxes for the nine months ended September 30, 2010 was $893,741 compared to a net loss before income taxes of $(1,370,022) for the nine months ended September 30, 2009.  The net income before income taxes is primarily a result of increased project volume with a reduction in operating costs.

INCOME TAX (EXPENSE) BENEFIT

The Company recorded income tax benefit of $215,000 for the quarter ended September 30, 2010 compared to an income tax benefit of $230,000 for same period in 2009.  The Company did not record any income tax expense for the nine months September 30, 2010 compared to an income tax benefit of $535,000 for the same period in 2009.  The Company reduced the deferred tax valuation allowance based on strong earnings in 2010.

NET INCOME (LOSS)

Net income for the quarter ended September 30, 2010 was $558,266 or $.05 per share basic and $.02 per share diluted compared to net loss of $(360,434) or ($.03) per share basic and diluted for same period in 2009.  Net income for the nine months ended September 30, 2010 was $893,741 or $.07 per share basic and $.05 per share diluted compared to net loss of $(835,022) or ($.07) per share basic and diluted for same period in 2009.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

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

The Company improved disclosure controls and procedures to make the disclosure controls and procedures effective.

(b) Changes in Internal Controls.
During the quarter ended September 30, 2010, the Company tested the enacted changes to internal controls over financial reporting based on a material weakness identified for the year ended December 31, 2009 regarding unearned revenue and financial reporting.  The unearned revenue review process now includes a more in-depth cost and standard gross margin analysis, review with field personnel, and a comparison to subsequent billing by job.  Additionally, financial reporting controls have been enhanced to include an in-depth review of collectability by customer with collection and sales personnel to ensure any customer agreements made have been properly disclosed.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company received a $155,000 payment from a customer who subsequently filed bankruptcy.  The customer is seeking repayment claiming the payment was made during the 90 days prior to filing bankruptcy as a preferential payment.  The Company maintains the payment was received in the ordinary course of business and it should not be consider a preference item.  Accordingly, the Company has not recorded a liability for this matter at September 30, 2010.

Item 1A. Risk Factors.

No material changes

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 31, 2010, the Company entered into a series of Secured Loan Agreements with seven individuals for the sale of secured convertible notes (the “Convertible Notes”) for an aggregate of $1,332,000 for proceeds of this amount.  These seven individuals represent members of executive management, members of the board of directors, and significant shareholders.  The Convertible Notes were issued pursuant to an exemption from registration provided by Rule 506 under the Securities Act of 1933.  The Convertible Notes are for a term of two years, carry interest of 6% and are convertible into shares of common stock at the election of the holders of the Convertible Notes at $0.06 per share and, as long as the average share price of the Company’s common stock on the Over-the-Counter Bulletin Board remains above $0.06, at the election of the Company at $0.06 per share.  The Convertible Notes may be converted into 22,200,000 shares of common stock, or approximately 186% of our current outstanding shares of common stock.  The issuance of the Convertible Notes does not represent a change of control as approximately 66% of the Convertible Notes were issued to shareholders of the Company that currently own approximately 46% of the Company’s outstanding share capital.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit 10.1	Form of Convertible Note
Exhibit 10.2	Security Agreement, dated August 31, 2010
Exhibit 31.1	Certification of Chief Executive Officer
Exhibit 31.2	Certification of Chief Financial Officer and Acting Principal Accounting Officer
Exhibit 32.1	Section 1350 Certification of Chief Executive Officer
Exhibit 32.2	Section 1350 Certification of Chief Financial Officer and Acting Principal Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OP-TECH Environmental Services, Inc.
(Registrant)

Date: November 11, 2010

/s/ Charles B. Morgan
Charles B. Morgan
Chief Executive Officer

/s/ Jon S. Verbeck
Jon S. Verbeck
Chief Financial Officer and Treasurer