Form 10-K
period 2010-12-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2011-04-05
CIK 858748

Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2010

               or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file No.  000-19761

OP-TECH Environmental Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	91-1528142
(State or other jurisdiction of or organization)	(I.R.S. Employer incorporation Identification No.)

One Adler Drive, East Syracuse, NY         13057
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,059,726

Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of March 21, 2011.  Common stock, $.01 par value: 11,940,372

PART I

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

ITEM 1. BUSINESS

General

OP-TECH Environmental Services, Inc. and Subsidiaries (the “Company”), a Delaware corporation headquartered in East Syracuse, New York, provides comprehensive environmental and industrial cleaning and decontamination services predominately in New York, New England, Pennsylvania, New Jersey, and Ohio.  The Company provides environmental remediation services for sites contaminated by hazardous and non-hazardous materials.  The Company also performs industrial cleaning of hazardous and non-hazardous materials and provides varying services relating to plant facility closure, including interior and exterior demolition and asbestos removal.  OP-TECH also provides 24-hour emergency spill response services.  The Company’s revenues are derived from state agencies, industrial companies, engineering firms and municipalities facing complex environmental clean-up problems associated with hazardous and non-hazardous materials as required by various governmental agencies.  The Company’s services include assessing the regulatory, technical, and construction aspects of the environmental issue, and performing the necessary remediation activities.  The Company seeks to provide its clients with remedial solutions which integrate the various aspects of a project and are well-documented, practical, cost effective, and acceptable to regulatory agencies and the public.

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

24-Hour Emergency Spill Response

Many of the OP-TECH’s decontamination and mitigation activities result from a response to an emergency situation by one of its response teams.  These incidents can result from transportation accidents involving chemical or petroleum substances, fires at chemical facilities or hazardous waste sites, transformer fires or explosions involving PCBs, and other unanticipated events.  The substances involved may pose an immediate threat to public health or the environment, such as possible groundwater contamination.  The steps performed by OP-TECH include rapid response, containment and control procedures, sampling for analytical testing and assessment, neutralization and treatment, and collection and transportation of the substance to an appropriate treatment or disposal facility.  OP-TECH derives a substantial portion of its revenues from an agreement with the New York State Department of Environmental Conservation (NYSDEC) to provide emergency response services in certain areas of New York State, payment of which is guaranteed by the NYSDEC.

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

Customers

The Company’s client base includes state agencies, industrial companies, railroads, real estate developers, auto parts manufacturers, aluminum producers, utility companies, waste disposal firms, municipalities, and engineering firms.  During 2010, the Company performed services for approximately 900 clients.  These projects were substantially all short-term (six months or less) in nature.  The largest business segment for the each of the years ended December 31, 2010, 2009, and 2008, was Environmental Remediation services.  Environmental Remediation services accounted for 39%, 38%, and 44% of the Company’s revenues for the years ended December 31, 2010, 2009, and 2008, respectively.  For the past three fiscal years, all of the Company’s revenues were generated from customers in the United States.

During 2010, the Company had project revenue of approximately $8,536,000 related to several contracts with the New York State Department of Environmental Conservation, which totaled approximately 18% of the Company’s revenues.  A portion of that revenue is related to the spill response and remediation contracts with the New York State Department of Environmental Conservation.  While the Company maintains its position on the spill response contract, it relinquished its prime position in the remediation contract on October 1, 2010.  This position on the remediation contract was relinquished due to a poor return on investment with significant overhead requirements and reduced overall spending by the New York State Department of Environmental Conservation.

Insurance and Bonding

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

In connection with the business, the Company may be required to provide various types of surety bonds that provide an additional measure of security for the Companies performance under certain public and private sector contracts. The Company’s ability to obtain surety bonds depends upon capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our contract backlog that we have currently bonded and their current underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-based fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. When the surety market capacity shrinks it results in higher premiums and increased difficulty obtaining bonding, in particular for larger, more complex projects throughout the market. In order to help mitigate this risk, the Company employs a co-surety structure involving three sureties. Although the Company does not believe that fluctuations in surety market capacity have significantly affected the ability to grow the business, there is no assurance that it will not significantly affect the ability to obtain new contracts in the future.

Employees

As of March 21, 2011, the Company had a total of approximately 142 full-time employees.  The Company’s ability to retain and expand its staff will be an important factor in determining the Company’s future success.  The Company considers its relations with its employees to be good, and the Company has never had a work stoppage or threat of a work stoppage.

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

ITEM 2. PROPERTIES

The Company leases its corporate headquarters in East Syracuse, NY and its branch office locations in Syracuse, Buffalo, Rochester, Massena, Waverly, Albany, and Plattsburgh, NY, Baltimore, MD, and Edison, NJ.  The Company leases an aggregate of approximately 114,007 square feet of office, shop and warehouse space at those locations.  The leases expire at various times through September 30, 2014.  The current aggregate monthly lease payment is $52,496 plus utilities.  The Company has a purchase option on a building and made deposits of approximately $49,000 toward this potential purchase.

Equipment

The Company’s owned equipment consists primarily of construction equipment such as vacuum trucks, dump trucks, tankers, excavation equipment, utility vehicles, pumps, generators, and compressors, some of which have been specially modified for the Company’s use.  The Company also leases and rents equipment as needed.

ITEM 3. LEGAL PROCEEDINGS

The Company had an accrued liability of $450,000 at December 31, 2008.  The liability was been paid in 2009.

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURTIES

(a)	The shares of the Company’s common stock are listed on the Over the Counter Bulletin Board under the symbol OTES.

The high and low closing bid prices for the shares of the Company’s common stock were as follows:

Quarter Ended	High	Low
31-Mar-09	$0.55	$0.14
30-Jun-09	$0.50	$0.30
30-Sep-09	$0.50	$0.50
31-Dec-09	$0.50	$0.21
31-Mar-10	$0.45	$0.20
30-Jun-10	$0.50	$0.18
30-Sep-10	$0.15	$0.07
31-Dec-10	$0.09	$0.07

First quarter through March 21, 2011	$0.15	$0.07

The aforementioned prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

(b)	At March 21, 2011, there were approximately 135 holders of record of the Company’s common stock.

(c)	The Company has never paid any dividends.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	275,340	$0.27	292,004
Equity compensation plans not approved by security holders	-	-	-
Total	275,340	$0.27	292,004

ITEM 6. SELECTED FINANCIAL DATA

Statement of Operations Data
Year Ended December 31,

	2010	2009	2008	2007	2006

Project Billings and Services	$46,186,043	$36,023,901	$36,632,276	$32,483,687	$35,069,989
Net Income (loss)	786,271	$(1,884,890)	$654,927	$(405,574)	$207,973
Net Income (loss) per Share
-Basic	$.07	$(.16)	$.05	$(.03)	$.02
-Diluted	$.03	$(.16)	$.05	$(.03)	$.02

Balance Sheet Data
As of December 31,

	2010	2009	2008	2007	2006

Total Assets	$17,311,318	$18,113,208	$17,149,598	$16,254,072	$18,470,167
Long-Term Obligations	$2,684,500	-	$6,249,748	$6,733,952	$7,859,741
Total Liabilities	$14,651,118	$16,536,095	$13,702,400	$13,439,236	$15,305,884
Shareholders’ Equity	$2,660,200	$1,577,113	$3,447,198	$2,814,836	$3,164,283

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE LEVEL OVERVIEW

The Company is a leading provider of environmental and industrial services throughout the Northeastern and Mid-Atlantic regions of the United States.  The Company serves over 1,100 customers, including a significant number of top 500 engineering firms, hundreds of smaller private entities and numerous federal, state and local government agencies.

The Company’s strategy is to apply its expertise in the environmental remediation industry to increase market share, increase profitability and enhance shareholder value.

In 2010, the Company experienced the excellent results that we had forecast, while addressing the difficulties from the previous year.

1.
Regular, recurring, and legacy work returned to improved revenue levels as our industrial clients moved forward from the recession and the Company’s volume associated with this work improved as a portion of the Company’s revenue.

2.
The Company continues to experience significant success in acquiring new projects and clients.  This progress, however, was suppressed in 2010 by significant constraints presented by our present banking relationship.  In addition to bank lending restrictions, the Company’s progress was restricted by the Company’s project surety bonding capacity.

Management believes the successes realized in 2010, while significantly improved from 2009, are still less than what can be achieved.  The Company recently executed a commitment letter with a new lender to replace our existing lender.  Management believes an improved financing package coupled with the Company’s surety bonding program will yield very successful results for 2011.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, the Company had cash and cash equivalents of $646,560 as compared to $26,845 at December 31, 2009.

At December 31, 2010, the Company had working capital of $1,429,017 compared to negative working capital of $2,642,966 at December 31, 2009.  The Company had a current ratio of approximately 1.12 to 1 and .84 to 1 at the end of 2010 and at the end of 2009, respectively.

Cash provided by operating activities during 2010 was $1,654,988 compared to $594,479 during 2009.  The cash provided by operating activities in 2010 was mainly attributable to the net income for the year and a decrease in cost on uncompleted projects applicable to future billing offset partially by a decrease in billings in excess of costs and profit on uncompleted projects.

The Company’s net cash used in investing activities of $171,531 during 2010 was attributable to the purchase of various field and office equipment and a deposit made on the purchase of a building compared to $241,759 of equipment purchases made during 2009.

Cash used in financing activities of $863,742 in 2010 was primarily due to the pay downs of debt.  The Company also issued convertible notes of $1,617,000 during 2010.  The proceeds were used to reduce debt and current liabilities.

The Company’s bank agreement expired on August 31, 2010 and was not renewed.  The Company executed a commitment letter with a new lender on March 31, 2011  The new loan agreement will provide for borrowings up to $5,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later to be used to provide working capital.  The agreement will be renewed annually with interest charged at LIBOR plus 3.5%.  The agreement will also provide a term loan of $3,000,000 due in monthly installments of $50,000 plus interest at LIBOR plus 3.5%

The working capital above is based on the expected refinancing.  See further discussion in Note 8 of the consolidated financial statements.

As of December 31, 2010, borrowing against the revolving loan aggregated $4,140,987. During 2010, all principal payments on the Company’s debt were made within payment terms.

The Company has an interest rate swap agreement that has been designated as a hedge.  The swap will be evaluated for effectiveness on a quarterly basis and any ineffective portion will be charged to earnings.  The effect of the swap is to fix the rate being paid on the term loan at 7.92%.

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

The Company’s ability to close on the commitment letter with the new lender may affect future operating results.

Fluctuations in surety market capacity can significantly affect the ability to grow the business and there are no assurances that it will not significantly affect the ability to obtain new contracts in the future.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In the normal course of business, Management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), Emerging Issues Task Force (“EITF”), American Institute of Certified Public Accountants (“AICPA”) or other authoritative accounting body to determine the potential impact they may have on our Consolidated Financial Statements. Based upon this review, Management does not expect any of the recently issued accounting pronouncements, which have not already been adopted by the Company, to have a material impact on our Consolidated Financial Statements.

OFF BALANCE SHEET ARRANGEMENTS

The Company had no off balance sheet arrangements at December 31, 2010 or December 31, 2009 that require disclosure under this item.

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

2010 COMPARED TO 2009

Revenues

During the year ended December 31, 2010, the Company’s revenues increased 27.8% to $46,036,043 as compared to $36,023,901 for the year ended December 31, 2009.

When comparing 2010 to 2009, the increase in project revenue was attributed to many large project awards in 2009 with start dates in 2010 and the successful award of several larger projects completed in 2010.

Project Costs and Gross Margin

Project costs for the year ended December 31, 2010 increased 29.2% to $37,075,811 from $28,690,082 for the year ended December 31, 2009.  Project costs as a percentage of revenues were 80.5% for the year ended December 31, 2010, compared to 79.6% for the year ended December 31, 2009.  The gross profit margin for the year ended December 31, 2010 was 19.5% compared to 20.4% for the year ended December 31, 2009.  Gross profit in dollars increased 22.2% to $8,960,811 from $7,333,819 in 2009.  The decrease in gross profit margin is attributed to several larger projects bid at lower margins decreasing the average gross profit margin 0.9%.

Project costs from St. Lawrence Industrial Services, Inc., a related party, amounted to approximately $2,316,000 in 2010 and $1,301,000 in 2009.

Selling, General, and Administrative Expenses

During the year ended December 31, 2010, selling, general, and administrative (“SG&A”) expenses decreased 13.0% to $8,110,128 compared to $9,311,450 for the previous year.

SG&A expenses as a percentage of revenue decreased to 17.6% for the year ended December 31, 2010 from 25.8% for the year ended December 31, 2009.

When comparing 2010 to 2009, the decrease in 2010 operating expenses is primarily attributed to the following:
•	Payroll and related expenses decreased 7.8% to $4,406,783 from $4,779,125 in 2009. The decrease is related to reductions in staff and related employee benefit costs.
•
Professional services decreased 14.2% to $814,689 from $949,844 in 2009.  The decrease is primarily due to a reduction in contracted human resources services and accounts receivable collections services.

•	Other expense decreased 63.1% to $352,956 from $957,768 primarily as a result of the decrease in bad debt expense of approximately $546,000.

Operating Income

As a result of the factors discussed above, for the year ended December 31, 2010, the Company reported operating income of $860,104 compared to operating loss of ($1,977,631) for the previous year.

Interest Expense

Interest expense increased 76.3% to $545,549 in 2010 compared to $309,442 in 2009.  The increase in interest expense is due to the increase in interest rates in 2010 related to the extension agreement, the $120,000 extension fee assessed, and the interest expense and discount amortization related to the convertible notes issued during the year.

Net Income (Loss) Before Income Taxes

Net income before income taxes amounted to $410,842 in 2010 compared to a net loss before income taxes of ($2,262,685) in 2009.

Income Tax Expense

The Company recorded a net income tax benefit of $375,429 in 2010 compared to an income tax benefit of $377,795 in 2009.  The benefit in 2010 is due to a $550,000 reduction in the valuation allowance for deferred tax assets.

Net Income (Loss)

Net income for the year ended December 31, 2010 was $786,271 or $0.07 per share basic and $0.03 per share diluted compared to a net loss or ($1,844,890) or ($0.16) per share basic and diluted for the year ended December 31, 2009.

Key Performance Indicators

Management measures equipment utilization and labor efficiency on a monthly basis in addition to project revenue and gross margin discussed above.  Equipment utilization remained consistent year to year, and billable labor hours remained consistent at 63%.

2009 COMPARED TO 2008

Revenues

During the year ended December 31, 2009, the Company’s revenues decreased 1.7% to $36,023,901 as compared to $36,632,276 for the year ended December 31, 2008.

When comparing 2009 to 2008, the decrease in project revenue was attributed to the extremely competitive environment in 2009 and many large project awards start dates were delayed to 2010.

Project Costs and Gross Margin

Project costs for the year ended December 31, 2009 increased 7.0% to $28,690,082 from $26,805,462 for the year ended December 31, 2008.  Project costs as a percentage of revenues were 79.6% for the year ended December 31, 2009, compared to 73.2% for the year ended December 31, 2008.  The gross profit margin for the year ended December 31, 2009 was 20.4% compared to 26.8% for the year ended December 31, 2008.  Gross profit in dollars decreased 25% to $7,333,819 from $9,826,814 in 2008.  Project costs paid to St. Lawrence Industrial Services, Inc., a related party, amounted to approximately $1,301,000 in 2009 and $1,037,000 in 2008.

The decrease in the gross margin percentage was due to the competitive bidding environment in 2009 and the performance of several large projects with unanticipated costs.

Selling, General, and Administrative Expenses

During the year ended December 31, 2009, selling, general, and administrative (“SG&A”) expenses increased 6.2% to $9,311,450 compared to $8,768,931 for the previous year.

SG&A expenses as a percentage of revenue increased to 25.8% for the year ended December 31, 2009 from 23.8% for the year ended December 31, 2008.

When comparing 2009 to 2008, the increase in 2009 operating expenses is primarily attributed to the following:
•	Professional services increased 22.2% to $949,844 from $777,313 in 2008. The increase is primarily due to additional costs incurred for the monitoring the Company’s solid waste management facility.
•	Equipment expenses decreased 16.3% to $503,018 from $600,940 in 2008 primarily as a result of the decrease in fuel costs.
•	Other expense increased 95.8% to $957,769 from $489,160 primarily as a result of the increase in bad debt expense.

Operating Income

As a result of the factors discussed above, for the year ended December 31, 2009, the Company reported an operating loss of ($1,977,631) compared to operating income of $1,057,883 for the previous year.

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

Interest rate swaps are used to hedge a term debt obligation.  Based on the Company’s overall interest rate exposure as of and during the year ended December 31, 2010, including derivative and other rate sensitive instruments, a one percent change in interest rates would increase or decrease interest expense by approximately $50,000 annually.

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

None.

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

Report On Internal Control Over Financial Reporting — We have evaluated OP-TECH’s internal control over financial reporting as of December 31, 2010. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on the evaluation performed, we identified the following material weakness in our internal control over financial reporting as of December 31, 2010.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We did not maintain effective controls over reconciliation of costs and standard gross margins on uncompleted projects.  Specifically, several in-process projects had unearned revenue recorded in excess of the actual expected.

This control deficiency could result in a misstatement to accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that may not be prevented or detected.

Because of the above described material weaknesses in internal control over financial reporting, management concluded that our internal control over financial reporting was not effective as of December 31, 2010 based on the criteria set forth in Internal Control — Integrated Framework issued by the COSO.  This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Report On Disclosure Controls And Procedures — As of December 31, 2010, we carried out an evaluation of the effectiveness of the design and operation of OP-TECH’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, we concluded that OP-TECH’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in OP-TECH’s periodic filings under the Exchange Act is accumulated and communicated to us to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

ITEM 9b. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVES, OFFICERS AND CORPORATE GOVERNMENT

The following table sets forth certain information about the directors of the Company, all of whom were unanimously elected at the Annual Meeting of Stockholders of the registrant on August 19, 2010 for a term of one year.

Each director has served continuously since he was first elected.

The Board of Directors held three meetings during the last calendar year.  All of the directors attended more than 75% of the total number of meetings held by the Board of Directors.

Name, Age Principal Occupation	Year First Elected	Certain Other Information
Robert J. Berger (64) Director and Co-Chairman of the Board	1998

Mr. Berger has served in his present position as Director since November 1998, and as Chairman of the Board since February 2000 and as Co-Chairman of the Board since January 2007.  Mr. Berger was employed in various positions for ONBANCORP, Inc. from 1978 through March 31, 1998, his last position being Senior Vice President, Treasurer, and Chief Financial Officer.  Mr. Berger is also Chairman, President, and Chief Executive Officer of St. Lawrence Industrial Services, Inc. and also served as Vice Chairman of Beacon Federal Bancorp, Inc. through July 2010.

Richard Messina (48) Director and Co-Chairman of the Board	2005
Mr. Messina was elected to the Board in November 2005 and elected Co-Chairman of the Board in January 2007.  Mr. Messina founded The Benchmark Company, LLC, a securities broker-dealer, in 1988.  Benchmark is primarily engaged in equity research, sales, and trading on behalf of institutional clients.  Mr. Messina currently serves as Co-Chief Executive Officer of Benchmark.

Richard L. Elander (69) Director	1991
Mr. Elander has served in his present position as a Director since November of 1991. Mr. Elander previously served as the Commissioner of the Onondaga County Department of Water Environment Protection prior to retirement.

Steven A. Sanders (65) Director	1991
Mr. Sanders has served in his present position as a Director since December 1991.  Mr. Sanders is currently Senior Partner of Sanders Ortoli Vaughn-Flam Rosenstadt LLP.  From January 1, 2004 until June 30, 2007, he was of counsel to the law firm of Rubin, Bailin, Ortoli, LLP.  From January 1, 2001 to December 31, 2003, he was counsel to the law firm of Spitzer & Feldman PC.  .  Mr. Sanders also serves as a Director of Helijet International, Inc., and T/c Power Management, Inc.  Additionally, he is a Director of the Roundabout Theatre (the largest not-for-profit theatre in North America), Town Hall New York City, and he is a director at Trustee, American Academy of Dramatic Arts.

George W. Lee, Jr. (62) Director	2002
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

Richard Jacobson (47) Director	2006
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

The Board has determined that five (5) of the Company’s six (6) directors are independent under these standards.  As a result of Director Berger’s ownership of St. Lawrence Industrial Services Corp., he is not considered to have independent status.  Mr. Berger does serve on the Compensation committee based upon his prior business experience and the fact that he is a holder of approximately twenty one percent (21%) of the outstanding shares of the Company’s stock.

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

AUDIT COMMITTEE

The members of the Committee are Messrs. George Lee and Richard Elander. The Committee operates under a written charter adopted by the Board of Directors.  The Committee held three meetings during the year ended December 31, 2010.  Its duties and responsibilities include:
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

The Committee recommended to the Board of Directors the appointment of Dannible & McKee, LLP as the Company’s independent accountants for the year 2010, as ratified by shareholders.  The Company’s independent accountants provided to the Committee the written disclosure required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm’s independence.

Management represented to the Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles.  The Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants.  The Committee discussed with the independent accountants matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees) as currently in effect.  Based on these discussions and reviews, the Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 for filing with the Securities and Exchange Commission.

The Committee does not have a financial expert.  Due to the small size of the Company and lack of financial complexity, the Committee does not anticipate adding a financial expert.

REPORT OF AUDIT COMMITTEE

The Audit Committee reviews the Company’s financial reporting process on behalf of the Board.  Management has the primary responsibility for establishing and maintaining adequate internal financial controllership, for preparing the financial statements and for the public reporting process.  Dannible & McKee, LLP, our Company’s independent auditor for 2010, is responsible for expressing an opinion on the conformity of the Company’s audited financial statements with generally accepted accounting principles.

In this context, the committee has reviewed and discussed with management and Dannible & McKee, LLP the audited financial statements for the year ended December 31, 2010.  The committee has discussed with Dannible & McKee, LLP the matters that are required to be discussed by Statement on auditing Standards No. 61 (Communication with Audit committees).  Dannible & McKee, LLP has provided to the committee the written disclosures and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the committee has discussed with Dannible & McKee, LLP that firm’s independence.  The committee has concluded that Dannible & McKee, LLP’s provision of audit and non-audit services to the Company is compatible with Dannible & McKee, LLP’s independence.

Based on the considerations and discussions referred to above, the committee recommended to the Board of Directors that the audited financial statements for the year ended December 31, 2010 be included in the Annual Report on form 10-K for 2010.  This report is provided by the following independent directors, who comprise the committee:

George W. Lee, Jr. Chairman
Richard L. Elander

EXECUTIVE OFFICERS OF THE COMPANY

Charles Morgan (57) Chief Executive Officer
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

Jon Verbeck (50) Chief Financial Officer & Treasurer
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

BENEFICIAL OWNERSHIP AND REPORTING COMPANIES

Section 16(a) of the Exchange Act requires our directors, officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities of ours. Directors, officers and 10% holders are required by Commission regulations to send us copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms sent to us and the representations made by the reporting persons to us, we believe that during the fiscal year ended December 31, 2010, our directors, officers and 10% holders complied with the filing requirements under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

A. Compensation Committee

The Compensation Committee of the Board of Directors reviews and administers the Company’s compensation policies and practices for the executive officers of the Company. The Compensation Committee is currently comprised of Mr. Messina and Mr. Berger, all of whom are nonemployee directors.  The Company’s financial accounting group supports the Compensation Committee’s work by providing information reports to the Compensation Committee when requested.  The Committee’s authority is not set out in a charter.  The Committee has not delegated authority and has not hired compensation consultants.

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

Post Termination of Employment Benefits –

The Company has not entered into employment agreements with any executive officers that provide severance or other benefits following their resignation, termination, retirement, death or disability

Mr. Morgan has signed a new employment agreement on March 28, 2008 that runs through December 31, 2012.

The Company established a bonus pool in 2010 for Mr. Morgan, Mr. Piger, the Vice President and other management employees of 6.25% of the aggregate consideration if seventy-five percent (75%) of the common stock or assets of the Company is sold.

D. Conclusion

The Compensation Committee has read the compensation discussion and analysis and has reviewed all components of the named executives’ compensation, including salary, bonus, long-term incentive compensation, accumulated realized and unrealized stock option and restricted stock gains, the dollar value of all perquisites and other personal benefits.  Based on this review, the Compensation Committee is of the view that the compensation payable under the new employment agreement with Mr. Morgan and the compensation of the other executives is reasonable and appropriate.

E. Executive Officer Compensation Disclosure Tables

Summary Compensation Table

Name and Principal Position(s) (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (1) (f)	Change in Pension value and Nonqualified Deferred Compensation Earnings (h)	All Other Compensation ($) (1) (i)	Total ($) (j)
Charles B. Morgan	2010	$197,000	$0	$0	$0	$0	$35,458	$232,458
Chief Executive Officer	2009	$197,000	$35,000	$0	$0	$0	$41,422	$273,422

Harold C. Piger	2010	$112,006	$0	$0	$0	$0	$2,154	$114,160
Senior Vice President	2009	$112,796	$25,000	$0	$0	$0	$0	$137,796

Jon S. Verbeck	2010	$120,000	$0	$0	$0	$0	$0	$120,000
Chief Financial Officer	2009	$120,000	$15,000	$0	$0	$0	$0	$135,000

(1) Mr. Morgan was paid $21,688 and $27,911 for unused vacation in 2010 and 2009, and $13,770 and $13,511 as other compensation in 2010 and 2009, respectively.  Mr. Piger was paid $2,154 for unused vacation in 2010.

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

Director Compensation Table

The following table summarizes the compensation paid to the Chairman and each nonemployee director for his or her service to the Board and its committees during 2010:

Name (a)	Fees Earned or Paid in Cash ($) (b) (1)	Option Awards ($) (d)	All Other Compensation ($) (g)	Total ($) (h)
Robert J. Berger	$16,500	$0	$0	$16,500
Richard Messina	$24,500	$0	$0	$24,500
Richard L. Elander	$9,000	$0	$0	$9,000
Steven A. Sanders	$8,000	$0	$0	$8,000
George W. Lee, Jr.	$9,500	$0	$0	$9,500
Richard Jacobson	$8,000	$0	$0	$8,000

(1)     In 2010 Directors of the Company were paid $2,000 for each Board meeting attended and $500 for each sub-committee meeting attended.  In addition, Messer’s Messina and Berger were paid additional fees as chairman fees of $16,000 and $8,000, respectively.

Column c (Stock Awards), column e (Non-Equity Incentive Plan Compensation), and column f (Change in Pension Value and Nonqualified Deferred Compensation Earnings) are not applicable and are omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock at March 21, 2011 by persons who, to the knowledge of the Board of Directors, beneficially own more than five percent of the outstanding shares of common stock of the Corporation.

All voting power of the Corporation is vested in its common stock.  As of the close of business on March 21, 2011, 11,940,372 shares of common stock par value $.01 per share were outstanding.  Each share of common stock is entitled to one vote.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)		Percantange of Class (1)

Richard Messina 40 Fulton Street, 19th Floor New York, NY 10038	18,772,658	(2) (3) (5)	41%

Robert Berger 121 Shirley Rd. Syracuse, NY 13224	9,604,999	(4) (5)	21%

Charles Morgan Manlius, NY 13104	5,220,000	(5)	11%

Kevin Eldred 1007 Overlook Terrace Cazenovia, NY 13035	2,495,000	(5)	5%

(1)
Based upon the sum of (a) 11,940,372 shares of common stock outstanding, and (b) underlying options and warrants that have vested and not been exercised and underlying options and warrants that will vest within the next 60 days relating to a particular shareholder.

(2)	All shareholders directly or beneficially own all shares except for Mr. Messina who owns 1,822,721 shares directly and 1,766,771 shares indirectly.

(3)	Includes 480,000 shares issuable upon the exercise of warrants to purchase common stock issued to Summit Capital Associates, Inc., an affiliate of Mr. Messina.

(4)	Includes options to purchase 13,333 shares of Common Stock.

(5)	Includes shares available upon conversion of notes payable as follow:

The following table sets forth certain information furnished to the Company regarding the beneficial ownership of the Company’s common stock at March 21, 2011 by each director and nominee for election as director and each executive officer. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (3) (6)		Percentage of Class (4)

Richard Messina (1)	18,772,658	(5)	41%

Robert J. Berger (1)	9,604,999		21%

Richard L. Elander (1)	21,624		<1%

Steven A. Sanders (1)	578,552		1%

George W. Lee, Jr. (1)	1,903,333		4%

Richard Jacobson (1)	-0-		0%

Charles Morgan (2)	5,220,000		11%

Jon S. Verbeck (2)	5,000		<1%

All Directors as a Group (6 persons)	30,881,166		67%

(1)	Director
(2)	Officer
(3)	Includes unexercised options to purchase shares of common stock:
•	Mr. Berger	13,333
•	Mr. Elander	10,000
•	Mr. Sanders	13,333
•	Mr. Lee	16,667
•	Mr. Morgan	100,000
(4)
Based upon the sum of (a) 11,940,372 shares of common stock outstanding, (b) shares underlying options and warrants that have vested and not been exercised and shares underlying options and warrants that will vest within the next 60 days relating to a particular shareholder, (c) shares available upon conversion of notes payable.

(5)	Includes 480,000 shares issuable upon the exercise of warrants to purchase common stock issued to Summit Capital Associates, Inc., an affiliate of Mr. Messina.
(6)	Includes shares available upon conversion of notes payable:

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Steven A. Sanders, one of our directors, is a partner at the law firm of Sanders Ortoli Vaughn-Flam Rosenstadt LLP, and formerly of counsel at the law firm of Rubin, Bailin, Ortoli, LLP which provides professional services to the Company, and it is anticipated that it will continue to do so.  The cost of these services in 2010 was approximately $55,000.

We purchase subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by Robert J. Berger, one of our directors.  Pricing for these services are based on cost plus an agreed upon mark-up of 3%.  The costs for these services amounted to approximately $2,973,000 in 2010, which includes $120,000 paid for services of the CFO.  Services are provided as needed with no long-term commitment.  At December 31, 2010, the Company has an advance to St. Lawrence of approximately $102,000 which is recorded in prepaid expenses and other current assets.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed by Dannible & McKee, LLP, the Company’s principal accountants, in the aggregate for each of the last two years were as follows:

	2010	2009
Audit Fees	$122,366	$61,260
Audit Related Fees	$0	$0
Tax Fees	$20,609	$33,202

There were no other fees billed for services other than those noted above.

The fees for tax services represent fees for compliance related to Federal and state tax return preparation and filing.

The fees for audit and tax services for 2010 were proposed to the audit committee and approved by that committee in an engagement letter.  No other services were provided by the accountants that would require approval by the audit committee.  The audit committee pre-approves all audited and non-audit services in advance of service being provided.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

(a)	Financial Statements	Page

	Report of Independent Accountants	F-2
	Consolidated Balance Sheets at December 31, 2010 and 2009	F-3
Consolidated Statement of Operations for the years ended
	December 31, 2010, 2009, an 2008	F-4
	Consolidated Statements of Shareholders’ Equity and Comprehensive	F-5
	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008	F-6

	Notes to Consolidated Financial Statements	F-7

(b)	Exhibits

10.1	Stock Option Plan - Incorporated herein by reference to the Company’s Information Statement filed November 6, 2002*
14	Code of Ethics*
21	Subsidiaries of the Registrant*
31.1	CEO Certification
31.2	Acting PAO Certifications
32.1	Section 1350 CEO Certifications
32.2	Section 1350 Acting PAO Certifications

* Incorporated by reference to previous filings

OP-TECH Environmental

Services, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2010 and 2009

Independent Registered Accounting Firm

To the Shareholders and Board of Directors of
OP-TECH Environmental Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of OP-TECH Environmental Services, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OP-TECH Environmental Services, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dannible & McKee, LLP
Syracuse, New York

April 1, 2011

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2010 and 2009

	2010	2009
Assets

Current assets:
Cash (Note 4)	$646,560	$26,845
Accounts receivable, net (Notes 1 and 5)	10,292,907	10,251,155
Costs on uncompleted projects applicable to future billings (Note 1)	1,098,455	2,567,053
Inventory (Note 1)	358,394	343,047
Deferred tax asset (Note 11)	488,800	319,100
Prepaid expenses and other current assets	510,519	385,929

Total current assets	13,395,635	13,893,129

Property and equipment, net (Note 6)	2,047,479	2,602,007
Other long-term assets (Note 1)	93,304	62,072
Deferred tax asset (Note 11)	1,774,900	1,556,000

Total Assets	$17,311,318	$18,113,208

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$7,172,208	$6,461,236
Outstanding checks in excess of bank balance (Note 1)	-	1,045,720
Billings in excess of costs and estimated
profit on uncompleted contracts (Note 1)	342,152	1,101,406
Accrued expenses and other current liabilities	588,314	1,319,753
Income taxes payable (Note 11)	14,925	8,425
Note payable to bank (Note 8)	3,242,205	5,073,196
Obligation under interest rate swap agreement (Note 8 and 13)	8,345	23,861
Current portion of long-term debt (Note 8)	598,469	1,502,498

Total current liabilities	11,966,618	16,536,095

Convertible notes payable (Note 9)	1,384,500	-
Long-term debt (Note 8)	1,300,000	-

Total liabilities	14,651,118	16,536,095

Shareholders' equity:
Common stock, par value $.01 per share; authorized 50,000,000 and
20,000,000 shares; 11,940,372 shares issued and outstanding
as of December 31, 2010 and 2009	119,404	119,404
Additional paid-in capital	7,293,391	7,005,891
Accumulated deficit (Note 15)	(4,747,751)	(5,534,022)
Accumulated other comprehensive loss	(4,844)	(14,160)

Shareholders' equity, net	2,660,200	1,577,113

Total Liabilities and Shareholders' Equity	$17,311,318	$18,113,208

* Reclassified, see Note 1

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31, 2010, 2009 and 2008

	2010	2009 *	2008 *

Project billings and services	$46,036,043	$36,023,901	$36,632,276
Project costs	37,075,811	28,690,082	26,826,734

Gross margin	8,960,232	7,333,819	9,805,542

Payroll and related payroll taxes and benefits	4,406,783	4,779,125	4,645,164
Office expense	692,733	747,621	761,435
Occupancy expense	923,826	902,857	849,499
Business insurance expense	498,577	471,217	506,123
Professional services	814,689	949,844	777,313
Equipment expenses, net of usage credit	410,564	503,018	600,940
Other expenses	352,956	957,768	489,143
Litigation reserve (Note 7)	-	-	104,355
	8,100,128	9,311,450	8,733,972

Operating income (loss)	860,104	(1,977,631)	1,071,570

Other income (expense):
Interest expense	(545,546)	(309,442)	(449,785)
Other, net	96,284	24,388	11,871

	(449,262)	(285,054)	(437,914)

Net income (loss) before income taxes	410,842	(2,262,685)	633,656

Income tax benefit (expense) (Note 11):
Current	(19,371)	(23,605)	(17,829)
Deferred	394,800	401,400	39,100

	375,429	377,795	21,271

Net income (loss)	$786,271	$(1,884,890)	$654,927

Earnings (loss) per common share:
Basic	$0.07	$(0.16)	$0.05
Diluted	$0.03	$(0.16)	$0.05

Weighted average shares outstanding:
Basic	11,940,372	11,940,372	11,938,706
Diluted	19,734,874	11,940,372	12,292,286

* Reclassified, see Note 1

  The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Years Ended December 31, 2010, 2009 and 2008

					Accumulated
			Additional		Other
	Common	Common	Paid-In	Accumulated	Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balance at December 31, 2007	11,937,038	$119,371	$7,005,724	$(4,304,059)	$(6,200)	$2,814,836

Issuance of 3,334 Shares	3,334	33	167	-	-	200

Other Comprehensive Income:
Change in Fair Value of Cash Flow Hedge
net of tax effect of $15,000	-	-	-	-	(22,765)	(22,765)

Net Income	-	-	-	654,927	-	654,927

Total Comprehensive Income	-	-	-	-	-	632,162

Balance at December 31, 2008	11,940,372	$119,404	$7,005,891	$(3,649,132)	$(28,965)	$3,447,198

Other Comprehensive Income:
Change in Fair Value of Cash Flow Hedge
net of tax effect of $(10,000)	-	-	-	-	14,805	14,805

Net Loss	-	-	-	(1,884,890)	-	(1,884,890)

Total Comprehensive Loss	-	-	-	-	-	(1,870,085)

Balance at December 31, 2009	11,940,372	$119,404	$7,005,891	$(5,534,022)	$(14,160)	$1,577,113

Warrants Extension			18,000			18,000
Discount on Convertible Notes			269,500			269,500

Other Comprehensive Income:
Change in Fair Value of Cash Flow Hedge
net of tax effect of $(6,200)	-	-	-	-	9,316	9,316

Net Income	-	-	-	786,271	-	786,271

Total Comprehensive Income	-	-	-	-	-	795,587

Balance at December 31, 2010	11,940,372	$119,404	$7,293,391	$(4,747,751)	$(4,844)	$2,660,200

  The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	2010	2009	2008
Operating activities:
Net income (loss)	$786,271	$(1,884,890)	$654,927
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Bad debt expense	181,786	727,958	264,516
Depreciation and amortization	690,134	656,651	717,478
Gain on sale of equipment	(13,320)	-	-
Warrant modification expense	18,000	-	-
Amortization of discount on convertible notes	37,000	-	-
Benefit from deferred income taxes	(394,800)	(401,400)	(39,100)
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	(223,538)	(2,064,982)	(823,367)
Costs on uncompleted projects
applicable to future billings	1,468,598	257,746	(636,285)
Prepaid expenses, inventory and other assets, net	(139,937)	(3,147)	107,197
Other long-term assets	18,015	42,165	(2,093)
Billings in excess of costs and estimated profit
on uncompleted contracts	(759,254)	622,169	(890,662)
Accrued litigation defense reserve	-	(450,000)	104,355
Accounts payable and other accrued expenses	(13,967)	3,092,209	1,140,824

Net cash provided by operating activities	1,654,988	594,479	597,790

Investing activities:
Purchases of property and equipment	(139,279)	(226,759)	(482,404)
Deposit on purchase of building	(49,247)	(15,000)	-
Proceeds from the sale of equipment	16,995	-	-

Net cash used in investing activities	(171,531)	(241,759)	(482,404)

Financing activities:
Proceeds from issuance of common stock	-	-	200
Increase (decrease) in outstanding checks in excess of
bank balance	(1,045,720)	19,594	433,369
Proeceeds from the issuance of convertible notes payable	1,617,000	-	-
Proceeds from notes payable to banks and
long-term borrowings, net of financing costs	7,195,835	16,753,768	15,500,078
Principal payments on current
and long-term borrowings	(8,630,857)	(17,179,240)	(16,062,565)

Net cash used in financing activities	(863,742)	(405,878)	(128,918)

Increase (decrease) in cash and cash equivalents	619,715	(53,158)	(13,532)

Cash and cash equivalents at beginning of year	26,845	80,003	93,535

Cash and cash equivalents at end of year	$646,560	$26,845	$80,003

Non-cash items:
Non-cash financing of insurance	$562,628	$538,397	$566,043

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

OP-TECH AVIX, Inc. (AVIX) is a subsidiary of OP-TECH Environmental Services, Inc. formed in January 2002 to pursue and engage in diversified lines of business.  In the fourth quarter of 2004, this subsidiary became inactive, and the Company is no longer pursuing the lines of business that AVIX performed.  Therefore, separate segment information is no longer presented in the Consolidated Financial Statements.

OP-TECH Environmental Services, Ltd. is an inactive Canadian subsidiary of OP-TECH Environmental Services, Inc.

J.O. Technologies is a partnership that is owned 50% by the Company.  The partnership activities were not material to the operations of the Company.  The partnership was discontinued in 2009.

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

Normal delays relating to receipt of job-related vendor invoices, payroll processing, and billing compilation typically cause customer invoices relating to revenue earned in a certain month to be mailed in the first two weeks of the following month.  Such invoices mailed after year-end that are included in December 31, 2010 and 2009 accounts receivable are approximately $2,357,000 and $4,944,000, respectively.

Certain states impose a sales tax on the Company’s sales to nonexempt customers.  The Company collects the required sales tax from customers and remits the entire amount to the respective state.  The Company’s policy is to exclude the tax collected and remitted from revenues and expenses.

The Company underwent a sales tax audit for the period March 1, 2005 to November 30, 2008.  The Company estimated the liability at $203,000 in 2008.  The audit was settled in 2009 for $128,000, and the company recorded a reduction in operating expenses of $75,000.

Concentration of Business Risk - Significant Customers

Sales to one customer amounted to approximately $8,536,000, $6,552,000, and $7,071,000, in 2010, 2009, and 2008, respectively.  Accounts receivable at December 31, 2010 and 2009, include $101,000 and $2,477,000 respectively, from this customer.  The Company relinquished its prime position on a portion of this customer’s business during 2010 due to poor return on investment with a significant overhead requirement.

Sales to another customer amounted to approximately $3,876,000, $241,000, and $467,000 in 2010, 2009, and 2008, respectively.  Accounts receivable at December 31, 2010 and 2009, include $1,995,000 and $23,000 respectively, from this customer.

Receivables and Credit Policies

Accounts receivable are unsecured customer obligations due under normal trade terms requiring payment generally within 30 days from the invoice date.  Larger projects contracts may have longer payment terms.  Interest is not accrued on past-due invoices.  Accounts receivable are stated at the amount billed to the customer. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice.

The carrying amount of accounts receivable is reduced by a valuation allowance that represents management’s best estimate of the amounts that will not be collected.  The Company performs ongoing credit evaluations of customers and generally does not require collateral, although the law provides us the ability to file mechanics’ liens on real property improved for private customers in the event of non-payment by such customers. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.  Additionally, management estimates a general allowance based on historical chargeoffs covering other amounts that may not be collectible.

Inventory

Inventory, consisting of spill response and remediation supplies and materials, are stated at the lower of cost or market value.  Cost is determined using the first-in, first-out method.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment are stated at cost.  Expenditures for repairs and maintenance are charged to expense as incurred.  Depreciation of assets is provided for using the straight-line method over useful lives typically ranging from 3 to 15 years.

Other Long-Term Assets

The Company classifies all deposits which are not expected to be refunded within a year a long-term assets.

Financial Instruments

The Company maintains various financial instruments in the ordinary course of business, which consist of cash, accounts receivable and payable, notes payable, long-term debt, a line of credit and interest rate swap transaction.  The carrying value of the Company’s financial instruments approximates their fair value at December 31, 2010 and 2009.  The fair values of fixed rate notes payable and long-term debt are determined using incremental borrowing rates available to the Company for similar types of borrowings.  The fair value of the interest rate swap agreement is fully discussed in Note 12.  All other financial instruments are short-term in nature and their fair values are based on the amounts that they have been or will be settled for subsequent to the balance sheet date.

Cash overdraft liability

At December 31, 2009, the Company had outstanding checks in excess of its operating bank account balance, as funds are only transferred to the operating account as necessary to cover checks that are presented for payment.  The Company’s line of credit agreement expired on August 31, 2010.  The Company, therefore, needed to maintain an adequate cash balance to cover ordinary business cash needs and, as a result, there is no cash overdraft liability at December 31, 2010.

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

The Company has reviewed its operations for uncertain tax positions and believes there are no significant exposures.  The Company will include interest on income tax liabilities in interest expense and penalties in operations if such amounts arise.  The Company is no longer subject to Federal and New York State examinations by tax authorities for the closed tax years before 2007.

Reclassifications

Certain amounts in the 2009 and 2008 statements of operations have been reclassified to conform with the presentation used in 2010.

Recently Adopted Accounting Guidance

In the normal course of business, Management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), Emerging Issues Task Force (“EITF”), American Institute of Certified Public Accountants (“AICPA”) or other authoritative accounting body to determine the potential impact they may have on our Consolidated Financial Statements. Based upon this review, Management does not expect any of the recently issued accounting pronouncements, which have not already been adopted by the Company, to have a material impact on our Consolidated Financial Statements.

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

Basic earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding for the period, which were 11,940,372, 11,940,372, and 11,938,706, for the years ended December 31, 2010, 2009, and 2008, respectively.  Diluted earnings per share includes the potentially dilutive effect of common stock issuable upon conversion of stock options, convertible notes, and warrants, using the treasury stock method.  For the years ended December 31, 2010, 2009, and 2008, 235,336, 765,341, and 177,000, shares of unexercised stock options and warrants, respectively, are excluded from the diluted calculation due to their anti-dilutive effect.

There are warrants outstanding to purchase 480,000 shares of the Company’s common stock at a price of $0.066 per share. The warrants are exercisable at the holder’s option at any time and from time to time, in whole or in part, until expiration in May 2013.

The convertible notes payable are for a term of two years, carry interest of 6% and are convertible into shares of common stock at the election of the holders at $0.06 per share and, as long as the average share price of the Company’s common stock on the Over-the-Counter Bulletin Board remains above $0.06, at the election of the Company at $0.06 per share.  Subsequent to year-end, there were convertible notes issued that would materially affect diluted earnings per share.  See further discussion at Note 9.

3.	Related Party Transactions

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company.  The cost for these services amounted to approximately $2,668,000, $1,558,000, and $1,216,000, in 2010, 2009, and 2008, respectively.  St. Lawrence charges the Company 3% above its cost for these services.  The Company had a receivable from this related party of approximately $102,000 at December 31, 2010 and a payable to this related party of $292,000 at December 31, 2009 which are included in prepaid expense and other assets and other accrued expenses at December 31, 2010 and 2009, respectively in the consolidated balance sheets.

A director of the Company is a partner in or has been of counsel for law firms that provided professional services to the Company.  The cost for these services amounted to approximately $55,000, $25,000, and $24,000, in 2010, 2009, and 2008, respectively.  The Company has a payable due to this related party of approximately $16,000 and $7,000 recorded in accounts payable at December 31, 2010 and 2009, respectively.

During 2010, the Company utilized personal credit cards for several senior executives and board members to finance company expenses on a temporary basis.  Amounts reimbursed to these individuals amounted to approximately $197,000 for the year ended December 31, 2010.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

4.      Cash

The Company’s line of credit agreement (Note 8) terminated on August 31, 2010 and, therefore, the Company needs to maintain adequate cash balances to cover ordinary business cash needs.   Prior to the expiration of the line of credit, the Company utilized a zero balance account and voluntarily applied all available cash in the operating account to pay down the line of credit each night.  From time to time cash balances held at the financial institution may exceed the Federal Deposit Insurance Corporation limits and are therefore subject to normal credit risk.

5.         Accounts Receivable

Accounts receivable at December 31, 2010 and 2009 consists of:

	2010	2009

Accounts receivable, gross	$9,166,882	$10,134,953
Retainage receivable	1,728,817	791,834
Allowance for uncollectible receivables	(552,792)	(625,632)
Allowance for sales credits	(50,000)	(50,000)
Accounts receivable, net	$10,292,907	$10,251,155

All customer accounts receivable collateralize the Company’s outstanding loans with its primary lender (see Note 8).

6.	Property and Equipment

Property and equipment at December 31, 2010 and 2009 consist of:

	2010	2009

Furniture and fixtures	$53,386	$53,386
Leasehold improvements	203,450	203,449
Office machines	341,698	283,419
Field equipment	7,362,709	7,323,995
	7,961,243	7,864,249
Less: Accumulated depreciation	(5,913,764)	(5,262,242)
	$2,047,479	$2,602,007

Field equipment depreciation included in equipment expenses amounted to approximately $603,000, $596,000, and $675,000, for years ended December 31, 2010, 2009, and 2008, respectively. A portion of equipment expenses are allocated to project costs based on equipment use.  Depreciation expense for other property and equipment approximated $87,000, $61,000, and $42,000 for years ended December 31, 2010, 2009, and 2008, respectively and was included in operating expenses in the consolidated statement of operations.

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

8.	Line of Credit and Long-Term Debt Obligations

Line of credit obligations and long-term debt at December 31, 2010 and 2009 consist of:

	2010	2009

Note payable to bank under line of credit, to be refinanced in 2011
as explained below.	$4,140,987	$5,073,196

Term Loan due in monthly installment payments of $24,848
though January 2012 plus interest at prime plus .75%, hedged by an interest rate swap, to be refinanced in 2011 as explained
below.	311,365	609,542

Term Loans due in monthly installment payments through
August 2013 aggregating $19,443 plus interest rate at
prime plus .75%, to be refinanced in 2011 as explained below.	397,935	631,255

Equipment Note, due in monthly installment payments of $1,756 through October 2013 plus interest at prime plus .75%, collateralized by equipment with a carrying value of approximately $49,400
and $67,400 at December 31, 2010 and 2009, respectively to be
refinanced in 2011 as explained below.	59,710	80,785

Insurance Financing Notes, due in monthly installment payments of $58,086 and $55,356 including interest at 3.47% and 6.1% at
December 31, 2010 and 2009, respectively collateralized by
assignment of unearned premiums.	230,677	164,395

Equipment Notes, due in monthly installment payments through
June 2010 aggregating $2,597 at December 31, 2009, including interest at rates ranging from 6.5% to 8.9%, collateralized
by equipment with a carrying value of approximately
$189,000 at December 31, 2009.	-	16,521

	999,687	1,502,498
Payment currently due on above debt	(772,416)	(1,502,498)
	$227,271	$-

As discussed below, the Company is in the final stages of refinancing its existing debt with a new financial institution.  Accordingly, the debt balances presented above have been reclassified to reflect the anticipated refinancing in April 2011 as permitted in accordance with Generally Accepted Accounting Principles.  See below for detail of the presentation changes.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Total existing bank debt to be refinanced:
Note payable to bank - current	4,140,987
Term debt	769,010

Balance to be refinanced	4,909,997

Expected 2011 payments on new term debt	200,000
Payments on existing debt through April 2011	167,792
Expected 2011 payments of term debt	367,792

Current note payable to bank	3,242,205
Long-term debt based on refinancing	1,300,000

4,909,997

Expected 2011 payments of term debt	367,792
Current payments on insurance financing notes	230,667

Current portion of debt at December 31, 2010	598,459

The Company’s financing agreements (the “Agreements”) with a lender (“Primary Lender”) expired on August 31, 2010.  The Company expects to refinance the Agreements with another lender (“New Lender”) during 2011.

The expired agreement included a Line of Credit note that provided for borrowings up to $6,500,000 to be used to provide working capital.  Interest was charged at LIBOR plus 7.0%.  The line available decreased to $6,000,000 at January 1, 2010 and decreased to $4,140,987 in September 2010.  The average borrowings under the Line of Credit calculated using month-end balances were $4,636,133 and $5,248,733 for 2010 and 2000, respectively.  The weighted average interest rate was approximately 6.52% and 3.87% during 2010 and 2009, respectively.

The Company was not in compliance with the financial covenants as of December 31, 2009 and received a waiver.  The Company renegotiated the terms of its credit agreement with the bank.  The line expiration was changed from July 1, 2011 to August 31, 2010, and the interest rate was increased from LIBOR plus 4% to LIBOR plus 7%.  Additionally, the bank assessed a $120,000 fee, is requiring the use of a consultant to monitor cash flow, and required $500,000 equity infusion by August 20, 2010.  The Company raised $1,617,000 as more fully explained in Note 9.  The extension fee is included in accrued expenses at December 31, 2010.  The bank established new covenants for March 2010 and June 2010, and  required the Company seek replacement financing.

The expired agreements were collateralized by all present and future right, title and interest in all of the personal property of the Company including, but not limited to, all accounts receivable, inventory and equipment.  This collateral had a carrying value at December 31, 2010 as follows:

Accounts Receivable, net of Allowance for Doubtful Accounts	10,292,907
Inventory	358,394
Equipment, net of Accumulated Depreciation	2,047,479
12,698,780

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Agreements also include a Term Loan agreement which is due in monthly principal installment payments of $24,848 plus interest at a rate of prime plus .75%, hedged by an Interest Rate Swap Transaction.

In January 2005, the Company entered into the Interest Rate Swap with its Primary Lender to hedge against rising interest rates on the floating rate Term Loan debt.  The liability being hedged is the variability in cash flows related to fluctuations in interest payments made.  The fluctuation in interest rates exposes the Company to the risk of higher interest expense.  The purpose of the Swap Agreement is to limit the Company’s exposure to rising interest rates during the term of the floating rate Term Loan noted above.  The swap has been designated as a cash flow hedge.  See Note 13 for further disclosure pertaining to this Swap Agreement.

Interest paid amounted to approximately $335,000, $309,000, and $450,000, in the years ended December 31, 2010, 2009, and 2008, respectively.

At December 31, 2010, the Company has outstanding commitments in the form of standby letters of credit in the amount of approximately $50,000 securing various agreements.

The Company executed a commitment letter with New Lender on March 31, 2011.  The terms include a Line of Credit note which will provide for borrowings up to $5,000,000 based on eligible collateral to be used to provide working capital and is expected to be payable on demand.  Interest is expected to be LIBOR plus 3.5%.

The new terms also include a $3,000,000 term loan due in monthly installment payments of $50,000 plus interest at LIBOR plus 3.5%.  Of the total $3,000,000 term loan, only $1,500,000 has been considered in the debt presentation explained above as there will be participation from another bank from the remaining $1,500,000.  The terms of this participation are currently being negotiated and no commitment has been made.  Accordingly, the Company has reflected the long-term portion of the $1,500,000 committed term debt.  The Company fully expects to comply with all the requirements of the commitment and anticipates that the refinancing to close by April 15, 2010.

The commitment terms include certain financial covenants including a minimum fixed charge coverage ratio to be measured beginning in the fourth quarter 2011; subordination of the convertible notes payable; and a material adverse change clause which permits the financial institution to call its obligation if the Company fails to comply with covenants, as defined, or in the event of a material adverse change in the Company’s business.  Management does not anticipate any adverse changes in the next twelve months, however, there can be no assurances.

9.  Convertible Notes Payable

During the year, the Company entered into a series of Secured Loan Agreements with several individuals for the sale of secured convertible notes (the “Convertible Notes”) for an aggregate of $1,617,000 for proceeds of this amount.  These individuals represent members of executive management, members of the board of directors, and significant shareholders.  The Convertible Notes are for a term of two years, carry interest of 6% and are convertible into shares of common stock at the election of the holders of the Convertible Notes at $0.06 per share and, as long as the average share price of the Company’s common stock on the Over-the-Counter Bulletin Board remains above $0.06, at the election of the Company at $0.06 per share.  The Convertible Notes may be converted into 26,950,000 shares of common stock, or approximately 226% of current outstanding shares of common stock.  The issuance of the Convertible Notes does not represent a change of control as approximately 70% of the Convertible Notes were issued to shareholders of the Company that currently own approximately 46% of the Company’s outstanding share capital.

Additionally, the Company amended the Articles of Incorporation to increase the authorized common shares from 20,000,000 to 50,000,000 shares to allow for the conversion of these securities.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company also entered into a Security Agreement to secure payment and performance of its obligations under the Convertible Notes pursuant to which it granted the holders of the Convertible Notes a security interest in all of its assets.  The security granted will be subordinated to a security interest granted to the New Lender in connection with the loan commitment described in Note 8 (including any security interest that may be granted in connection with funds borrowed to pay amounts due under such loan) and any obligations to repay surety bonds issued in connection with services provided in the Company’s core business where the Company is the principal under the surety bond.  The Company’s sole active subsidiary also guaranteed all amounts owed by the Company under the Convertible Notes.

The Company recorded $269,500 in debt discount related to the issuance of these convertible notes due to the beneficial conversion feature, which is shown as Additional Paid in Capital and reduction in the convertible notes payable.  The discount is based on the market value of the stock at the date of the note agreements which was $.07 per share.  Amortization expense related to these discounts was $37,000 for the year ended December 31, 2010 and is included in interest expense.  The remaining amortization period for the discount is 20 months for the first tranche of $1,332,000 and 24 months for second tranche of $285,000.  Interest expense recorded on these notes amounted to $63,640 for 2010 yielding an effective interest rate of 14.3%.  The unamortized discount was $232,500 at December 31, 2010.

In January 2011, the Company redeemed $20,000 of Convertible Notes and issued additional Convertible Notes of $403,000.  These additional Convertible Notes may be converted into 6,716,667 shares of common stock.  The Company recorded $67,167 in debt discounts in 2011 that will be amortized over two years.

10.    Operating Lease Obligations

Office facilities and various pieces of field equipment are leased under noncancelable operating leases expiring at various dates through 2014.  These leases do not include any contingent lease provision, concessions or other restrictions.  Rent expense incurred under these operating leases as well as other month to month rentals amounted to approximately $762,000, $1,033,000, and $1,056,000 in 2010, 2009, and 2008, respectively.

The Company entered into a sublease agreement in 2009 for one of their facilities on a month to month basis at $1,437 per month.  The total amount received under the sublease agreement was approximately $27,000 in 2010 and $4,500 in 2009, including utility charges.

Future minimum lease payments under noncancelable operating leases are as follows:

The Company is currently evaluating purchasing a building to replace a rented facility and has made approximately $49,000 in deposits toward this potential purchase which are included as other long-term assets.

2011	$568,775
2012	385,497
2013	230,175
2014	121,900
$1,306,347

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11.	Income Taxes

The following summarizes the income tax (benefit) expense at December 31, 2010, 2009, and 2008:

	2010	2009	2008
Current:
Federal	$6,500	$11,605	$1,210
State	12,871	12,000	16,619

	19,371	23,605	17,829

Deferred	(394,800)	(401,400)	(39,100)

	$(375,429)	$(377,795)	$(21,271)

The deferred tax expense (benefit) recognized in 2010, 2009, and 2008 represents the effect of changes in temporary differences and net operating loss carryforwards, along with related changes in the valuation allowance for deferred tax assets.

The deferred tax expense (benefit) resulting from the utilization of net operating loss carryfowards was $222,400, $(993,100), and $558,249 for the years ended December 31, 2010, 2009, and 2008, respectively.

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate was as follows:

	Year ended December 31,
	2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent

Taxes at Federal Statutory Rate	$139,686	34.0%	$(769,313)	34.0%	$215,442	34.0%

State Taxes Net of Federal Tax Expense	21,775	5.3%	(119,922)	5.3%	33,584	5.3%

Increase (Decrease) in Valuation Allowance	(550,000)	-133.9%	500,000	-22.1%	(350,000)	-55.2%

Non-deductible Expenses	18,614	4.5%	13,939	-0.6%	17,892	2.8%

Other	(5,504)	-1.3%	(2,499)	0.1%	61,947	9.8%

	$(375,429)	-91.4%	$(377,795)	16.7%	$(21,135)	-3.3%

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2010 and 2009 are as follows:

	2010	2009
Deferred tax liabilities:
Property and equipment	$(296,800)	$(389,900)
Deferred tax assets:
Net operating loss carryforward	2,494,100	2,716,400
Accounts receivable reserves	235,100	263,500
Accrued expenses	77,800	75,400
Interest rate swap liability	3,500	9,700
	2,810,500	3,065,000

Net deferred tax asset	2,513,700	2,675,100
Valuation allowance for deferred tax assets	(250,000)	(800,000)
Net deferred tax asset, net of valuation allowance	$2,263,700	$1,875,100

As of December 31, 2010, the Company has federal net operating loss (“NOL”) carryforwards of approximately $6,986,300, of which approximately $667,000 will be used to offset 2010 taxable income.  These expire at various times beginning in 2011 and through the year ending December 31, 2029 as follows:

2011	$1,149,400
2012	1,148,600
2018	1,482,900
Post 2020	3,205,400
$6,986,300

The Company will establish a valuation allowance if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. The valuation allowance as of December 31, 2010 and December 31, 2009 is related to the portion of the net operating losses that based on taxable income projections may expire before being utilized. The net change in the total valuation allowance for the years ended December 31, 2010 and December 31, 2009, was a decrease of $550,000 and an increase of $500,000, respectively. The valuation allowance was decreased during the year ended December 31, 2010 as a result of taxable income for the year that will utilized a large portion of the NOL due to expire in upcoming years.  The valuation allowance was increased during the year ended December 31, 2009 as the Company did not utilize a portion of the NOL as planned during the year and future income projections were reduced, resulting in additional projected expiration of amounts expiring through 2012.  Management believes that it is more likely than not that the Company will continue profitability and make use of the net operating loss carryforwards expiring through 2018 and post 2020, however, has reserved approximately $250,000 due to amounts expiring in 2011 and 2012.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Income taxes and franchise taxes paid were approximately $13,000, $12,000, and $14,000 in the year ended December 31, 2010, 2009, and 2008, respectively.  Taxes currently payable were approximately $15,000 at December 31, 2010.  The Company received refunds for certain tax credits of $16,790 in 2008.  Interest expense and penalties on tax payments are included in income tax expense in the period recognized.

12.	Employee Benefit Plan

The Company maintains a defined contribution employee retirement plan (“Retirement Plan”) which covers substantially all employees.  The Retirement Plan is funded by voluntary employee contributions which are matched by the Company at a designated percentage, and additional contributions by the Company at the discretion of the Board of Directors.  Matching contributions made by the Company to the Retirement Plan were approximately $42,000, $30,000, and $28,000 in the years ended December 31, 2010, 2009, and 2008 respectively.  The Company did not make discretionary contributions to the Retirement Plan in the years ended December 31, 2010, 2009, and 2008.

13.	Fair Values of Assets and Liabilities

On January 1, 2009, the Company adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on Fair Value Measurements which defines fair value as the exchange price that would be received for an asset or the exit price to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. This guidance also establishes a fair value hierarchy, which prioritizes the valuation inputs into three broad levels.

The Company has recorded its interest rate swap transaction at fair value, resulting in a liability of $8,345 and $23,861 as of December 31, 2010 and December 31, 2009, respectively.  The interest rate swap arrangement is not exchange traded and quoted market prices are not readily available. The fair value of the arrangement is derived by the issuing entity using pricing models that use primarily market observable inputs, such as interest rate yield curves and credit curves. The Company classifies this within Level 3 of the valuation hierarchy.  The impact on the derivative liabilities for the Company and the counterparties’ non-performance risk to the derivative trades is considered when measuring the fair value of derivative liabilities.

The interest rate swap hedge instrument fixes the interest rate on the Term Loan at 7.8%, matures on February 1, 2012, and has a notional amount that remains equal to the principal balance on the Term Loan. The Term Loan bears interest at prime plus 0.75%, and the swap agreement trades the floating rate portion of the Term Loan for a fixed 7.05% rate. The difference between the prime rate, as periodically adjusted, and the interest rate swap rate are settled monthly as outlined in the agreement. This derivative instrument effectively changed the Company’s interest rate exposure on this variable rate debt from 4.2% to 7.8% in 2010, and 4.0% to 7.8% in 2009. The Mark to Market valuation, representing the net present value of the expected cash flow from the Interest Rate Swap, is a liability of $8,345 and $23,861 at December 31, 2010 and 2009, respectively. The Company made additional payments to settle the Interest Rate SWAP of $19,635 and $30,828 for the years ended December 31, 2010 and 2009, respectively, which were recorded as a component of interest expense. Additionally, the Company expects to reclassify approximately $8,000 of deferred net losses on the swap arrangement to interest expense in the next twelve months.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table provides a summary of changes in fair value of the Company's Level 3 liability, as well as the portion of gains and losses included in income attributable to unrealized gains or losses that relate to those assets held at December 31, 2010:

	Interest Rate Swap Obligation
	2010	2009
Balance, beginning of year	$(23,861)	$0
Transfer into level 3 from level 2	-	(48,665)
Unrealized holding gain (loss) on future value of the interest rate swap agreement, a derivative financial instrument,
arising during the period	(4,119)	(6,024)
Reclassification adjustment for realized (gains) losses on an
interest rate swap, included in net income during the period	19,635	30,828
Balance, end of year	$(8,345)	$(23,861)

14.    Stock Option Plan

The 2002 Omnibus Plan (“Omnibus Plan”) maintained by the Company is intended to promote the growth and general prosperity of the Company by offering incentives to its key employees who are primarily responsible for the growth of the Company and to attract and retain qualified employees.  Awards granted under the Omnibus Plan may be (a) Stock Options which may be designated as Incentive Stock Options intended to qualify under Section 422 of the Internal Revenue Code of 1986, or Nonqualified Stock Options (“NQSO’s) not intended to so qualify; (b) stock appreciation rights; (c) restricted stock awards; (d) performance awards; or (e) other forms of stock-based incentive awards. The shares of stock with respect to which the Awards may be granted shall be the common stock, par value at $0.01, of the Company (“Common Stock").  Shares delivered upon exercise of the Awards, at the election of the Board of Directors of the Company, may be stock that is authorized but previously unissued or stock reacquired by the Company, or both. The maximum number of shares with respect to which the Awards may be granted under the Omnibus Plan shall not exceed 1,000,000 shares of Common Stock; provided, however, that such number of shares of Common Stock may also be subject to adjustment, from time to time, at the discretion of the Board of Directors of the Company.  These Awards generally vest over a three-year period, and have contractual terms of 10 years. The Company did not issue any grants during the years ended December 31, 2008, 2009 or 2010.

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

The Company did not issue any awards during the periods ended December 31, 2010, 2009 and 2008.  All compensation cost related to vesting option awards have been recognized and no compensation cost was recorded for 2010, 2009, and 2008.  The Company extended warrants in May 2010 and recorded $18,000 compensation expense in 2010.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes changes in the status of outstanding options:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2010	285,341	$0.28

Forfeited	(10,001)	$0.40

Outstanding at December 31, 2010	275,340	$0.27

Exercisable at December 31, 2010	275,340	$0.27

The remaining weighted average contractual life of options outstanding at December 31, 2010 is approximately 3.3 years, and the aggregate intrinsic value of options outstanding at December 31, 2010 is approximately $400.

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

The Company settled a lawsuit for $450,000 in 2009.  There are two pending litigations arising from that suit.  The Company entered into an agreement to contribute 15% to any settlement of the actions, providing the Company deems the total proposed settlement reasonable.  The Company has not been notified of any potential settlements on this matter.  The Company has not recorded any liability at December 31, 2010 and 2009 as the ultimate outcome is not estimable as this time.

The Company was notified by the State of New York that the Company may be responsible for costs incurred to address a petroleum spill.  The Company is rigorously defending this matter and the outcome cannot be reasonably determined at this time.

The Company received a $155,000 payment from a customer who subsequently filed bankruptcy.  The customer is seeking repayment claiming the payment was made during the 90 days prior to filing bankruptcy as a preferential payment.  The Company maintains the payment was received in the ordinary course of business and it should not be consider a preference item.  Accordingly, the Company has not recorded a liability for this matter at December 31, 2010 or 2009.

The Company is a party to various proceedings arising from the normal course of business.  Based on information currently available, management believes adverse decisions relating to litigation and contingencies in the aggregate would not materially affect the Company's results of operations, cash flows or financial condition.  It is reasonably possible, however, that a change in estimate could occur within one year which may affect the Company's results of operations, cash flows or financial condition.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

16.    Three-Year Selected Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2010
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31

Project billings	$13,846,687	$12,058,774	$10,679,502	$9,451,080
Gross margin	2,294,849	2,789,901	2,391,464	$1,484,018
Net income (loss)	92,215	243,260	558,266	$(107,470)
Net income (loss) per share
basic	$0.01	$0.02	$0.05	$(0.01)
diluted	$0.01	$0.02	$0.02	$(0.01)

The Company made adjustments to several projects in the fourth quarter reducing earned revenue by approximately $268,000.  This is recorded as a reduction of project billings and gross margin.

	Year Ended December 31, 2009
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31

Project billings	$5,737,630	$8,887,741	$9,606,999	$11,768,236
Gross margin	1,234,758	2,099,488	1,294,078	$2,763,841
Net income (loss)	(393,445)	(81,143)	(360,434)	$(1,049,868)
Net income (loss) per share
basic	$(0.03)	$(0.01)	$(0.03)	$(0.09)
diluted	$(0.03)	$(0.01)	$(0.03)	$(0.09)

	Year Ended December 31, 2008
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31

Project billings	$7,326,263	$7,422,275	$10,606,146	$11,277,592
Gross margin	2,106,095	2,263,707	2,502,806	$1,700,088
Net income (loss)	(52,070)	200,453	223,343	$283,201
Net income (loss) per share
basic	$-	$0.02	$0.02	$0.02
diluted	$-	$0.02	$0.02	$0.02
17.    Subsequent Events

Subsequent to year end, the Company redeemed $20,000 in convertible notes and issued $403,000 of convertible notes.  See Note 9.  Also, subsequent to year end, the Company executed a commitment letter with a new lender to refinance the outstanding debt.  See Note 8.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OP-TECH Environmental Services, Inc.
(Registrant)

By:/s/ Charles B. Morgan
Charles B. Morgan
Chief Executive Officer

April 1, 2011

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 1, 2011.

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