Form 10-Q
period 2011-03-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2011-05-17
CIK 858748

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes   X   or No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   or No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 13, 2011)  11,940,372

OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

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

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	March 31,	December 31,
	2011	2010

ASSETS

Current Assets:
Cash	$164,887	$646,560
Accounts receivable (net of allowance for doubtful accounts of
approximately $569,000 in 2011 and $553,000 in 2010)	6,203,789	10,292,907
Costs on uncompleted projects applicable to future billings	1,603,864	1,098,455
Inventory	357,461	358,394
Current portion of deferred tax asset	488,800	488,800
Prepaid expenses and other current assets, net	458,955	510,519

Total Current Assets	9,277,756	13,395,635

Property and equipment, net	1,901,284	2,047,479
Deferred tax asset	2,153,400	1,774,900
Other long term assets	101,050	93,304

Total Assets	$13,433,490	$17,311,318

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$3,907,956	$7,172,208
Billings in excess of costs and estimated profit
on uncompleted projects	299,159	342,152
Accrued expenses and other current liabilities	510,841	588,314
Note payable to bank under line of credit	1,726,839	3,442,205
Income taxes payable	9,027	14,925
Obligation under interest rate swap agreement	4,692	8,345
Current portion of long-term debt	599,199	598,469

Total Current Liabilities	7,057,713	12,166,618

Convertible notes payable	1,744,777	1,384,500
Long-term debt	2,500,000	1,300,000

Total Liabilities	11,302,490	14,851,118

Shareholders' Equity:
Common stock, par value $.01 per share; authorized 50,000,000
shares; 11,940,372 shares issued and outstanding	119,404	119,404
Additional paid-in capital	7,360,558	7,293,391
Accumulated deficit	(5,346,271)	(4,747,751)
Accumulated other comprehensive loss	(2,691)	(4,844)

Total Shareholders' Equity	2,131,000	2,660,200

Total Liabilities and Shareholders' Equity	$13,433,490	$17,311,318

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	March 31,	March 31,
	2011	2010

Project revenue	$4,907,402	$13,846,687

Project costs	3,560,181	11,590,581

Gross margin	1,347,221	2,256,106

Operating expenses:
Payroll expense and related payroll taxes and benefits	1,233,728	1,082,581
Office Expense	192,536	193,772
Occupancy	225,054	261,773
Business Insurance	135,359	112,308
Professional Services	200,293	152,615
Equipment Expenses, net of usage credit	154,368	111,271
Other expenses	59,632	113,478
	2,200,970	2,027,798

Operating income (loss)	(853,749)	228,308

Other income and (expense):
Interest expense	(161,612)	(87,243)
Other, net	36,841	13,150
	(124,771)	(74,093)

Net income (loss) before income taxes	(978,520)	154,215

Income tax (expense) benefit	380,000	(62,000)

Net income (loss)	$(598,520)	$92,215

Earnings (loss) per common share:
Basic	$(0.05)	$0.01
Diluted	$(0.05)	$0.01

Weighted average shares outstanding:
Basic	11,940,372	11,940,372
Diluted	11,940,372	12,371,281

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	March 31,	March 31,
	2011	2010

Operating activities:
Net income (loss)	$(598,520)	$92,215
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Gain on sale of equipment	-	(13,320)
Bad debt expense	16,538	65,600
Depreciation and amortization	161,195	170,615
Amortization of discount on convertible notes	44,444	-
(Benefit) expense from deferred income taxes	(380,000)	60,500
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	4,072,580	(1,753,564)
Costs on uncompleted projects applicable to
future billings	(505,409)	(1,180,500)
Billings and estimated profit in excess of costs
on uncompleted contracts	(42,993)	(551,362)
Prepaid expenses, inventory and other assets	52,497	206,261
Other long term assets	3,007	-
Accounts payable and accrued expenses	(3,347,625)	3,397,630
Net cash provided by (used in) operating activities	(524,286)	494,075

Investing activities:
Purchase of property and equipment	(15,000)	(47,000)
Deposit on purchase of building	(10,753)	-
Proceeds from sale of equipment	-	16,995
Net cash used in investing activities	(25,753)	(30,005)

Financing activities:
Decrease in outstanding checks in excess of bank balance	-	(969,343)
Proceeds from issuance of convertible notes payable	403,000	-
Redemption of convertible note payable	(20,000)	-
Proceeds from note payable to bank and current
and long-term borrowings, net of financing costs	-	5,019,938
Principal payments on current and long-term borrowings	(314,634)	(4,531,710)
Net cash provided by (used in) financing activities	68,366	(481,115)

Decrease in cash	(481,673)	(17,045)

Cash at beginning of period	646,560	26,845

Cash at end of period	$164,887	$9,800

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

The balance sheet at December 31, 2010 has been derived from the audited balance sheet included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

2. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three months ended
	March 31, 2011	March 31, 2010
Net income (loss)	$(598,520)	$92,215
Other comprehensive income (loss): Change in fair value of cash flow hedge from interest rate swap agreement, net of income tax expense of $1,500 in 2011 and $1,500 in 2010.	2,153	2,149
Comprehensive income (loss)	$(596,367)	$94,364

3. Revenue Recognition

The timing of revenues is dependent on the Company's backlog, contract awards, and the performance requirements of each contract.  The Company's revenues are also affected by the timing of its clients planned remediation work as well as the timing of unplanned emergency spills.  Historically, planned remediation work generally increases during the third and fourth quarters.  Although the Company believes that the historical trend in quarterly revenues for the third and fourth quarters of each year are generally higher than the first and second quarters, there can be no assurance that this will occur in future periods.  Revenues during the first quarter of 2010 were unusually high due to backlog carried over from jobs delayed from the prior year and is not reflective of normal seasonal trends.  Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or for the full year.

4. Related Party Transactions

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company.  The costs for these services amounted to approximately $438,000 and $574,000 for the three months ended March 31, 2011 and 2010, respectively.  The Company had payable to St. Lawrence for these services of $357,000 at March 31, 2010 which was included in other accrued expenses at March 31, 2010.  At March 31, 2011, the Company has a receivable from St. Lawrence of approximately $69,000 as a result of advances made prior to the performance of services.

5.  Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding.  There are outstanding options under the Company’s Stock Option Plan and warrants expiring May 2003 that were issued to a financial advisor in May 2002 to purchase 480,000 shares of common stock at $0.066 per share. The convertible notes payable with a face value of $2,000,000 are convertible into shares of common stock at the election of the holders of the Convertible Notes at $0.06 per share as more fully explained in Note 7.  These were not included in the calculation of diluted earnings per share at March 31, 2011 as they would be anti-dilutive due to the net loss.

6.     Reclassifications

Certain reclassifications have been made to the March 31, 2010 statement of operations to conform to the 2011 presentation.

7.  Sale of Convertible Notes

During the three months ended March 31, 2011, the Company entered into a series of Secured Loan Agreements with several individuals for the sale of secured convertible notes (the “Convertible Notes”) totaling $403,000.  These are in addition to the $1,617,000 convertible notes issued during the year ending 2010.  These individuals represent members of executive management, members of the board of directors, and significant shareholders.  The Convertible Notes are for a term of two years, carry interest of 6% and are convertible into shares of common stock at the election of the holders of the Convertible Notes at $0.06 per share and, as long as the average share price of the Company’s common stock on the Over-the-Counter Bulletin Board remains above $0.06, at the election of the Company at $0.06 per share.  The issuance of the Convertible Notes in the first quarter of 2011 does not represent a change of control as approximately 94% of the Convertible Notes were issued to shareholders of the Company that currently own approximately 34% of the Company’s outstanding share capital.

The Company recorded $67,167 in debt discount related to the issuance of these convertible notes due to the beneficial conversion feature, which is shown as Additional Paid in Capital and reduction in the convertible notes payable.  These discounts will be amortized over two years.  The discount is based on the market value of the stock at the date of the note agreements which was $.07 per share.

In January 2011, the Company redeemed $20,000 of Convertible Notes.

The Convertible Notes may be converted into 33,333,334 shares of common stock, or approximately 279% of current outstanding shares of common stock.

The Company also entered into a Security Agreement to secure payment and performance of its obligations under the Convertible Notes pursuant to which it granted the holders of the Convertible Notes a security interest in all of its assets.  The security granted is subordinated to a security interest granted to the Senior Debt. The Company’s sole active subsidiary also guaranteed all amounts owed by the Company under the Convertible Notes.

Amortization expense related to the Convertible Note discounts was $41,667 for the quarter ended March 31, 2011 and is included in interest expense.

The remaining amortization period for the discount is 17 months for the first tranche of $1,332,000, 21 months for second tranche of $285,000, and 21 months for the third tranche of $383,000, net of redemptions.

Interest expense recorded on these notes amounted to $71,667 for 2011 yielding an effective interest rate of 14.3%.  The unamortized discount was approximately $255,500 at March 31, 2011.

8.  Debt Refinancing

The Company refinanced its existing debt with a new lender on April 22, 2011.  The new loan agreement provides for short-term borrowings up to $5,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later to be used to provide working capital.  The agreement will be renewed annually with interest charged at LIBOR plus 3.5%.  The agreement also provides a term loan of $3,000,000 due in monthly installments of $50,000 plus interest at LIBOR plus 3.5%.

The Company presented note payable to bank under line of credit, current portion of long-term debt, and long-term debt at March 31, 2011 based on the terms of the new debt agreement.

PART I – FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, the Company had cash of $164,887 compared to $646,560 at December 31, 2010.  The decrease in cash is a primarily attributed to the loss from operations offset by proceeds from the issuance of convertible notes payable.

At March 31, 2011, the Company had working capital of $2,220,041 compared to $1,229,017 at December 31, 2010, with a current ratio of 1.31 to 1 at March 31, 2011 and 1.10 to 1 at December 31, 2010.  The increase in the current ratio is primarily a result of the refinancing increasing the long-term portion of the Company debt.

For the three months ended March 31, 2011, the Company’s net cash used in operations was $524,286 compared to net cash provided by operations of $494,075 during the three months ended March 31, 2010.  The cash used by operations for the three months ended March 31, 2011 was primarily a result of the net loss coupled with the decrease in accounts payable partially offset by an increase in accounts receivable.

The Company’s net cash used in investing activities of $25,753 during the first three months of the year was attributable to the purchase of a vehicle and a deposit on a building.  The net cash used in investing activities for the three months ended March 31, 2010 was $30,005.

For the three months ended March 31, 2011, the Company’s net cash provided by financing activities was $68,366 compared to net cash used in financing activities of $481,115 during the three months ended March 31, 2010.  The net cash provided by financing activities for the three months ended March 31, 2011 was primarily due to proceeds from convertible notes.

The Company refinanced the senior debt on April 22, 2011.  The new loan agreement provides for short-term borrowings up to $5,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment now owned or acquired later to be used to provide working capital.  The agreement will be renewed annually with interest charged at LIBOR plus 3.5%.  The agreement also provides a term loan of $3,000,000 due in monthly installments of $50,000 plus interest at LIBOR plus 3.5%.

During the first quarter of 2011, all principal payments on the Company’s debt were made within payment terms.

RESULTS OF OPERATIONS

PROJECT REVENUE

The Company's project revenue for the first quarter of 2011 decreased 65% to $4,907,402 from $13,846,687 for the first quarter of 2010.

When comparing the first three months of 2011 to the same period in 2010, the decrease in project revenue is due primarily to several large projects were that underway in early 2010 increasing the first quarter 2010 revenue. Additionally, project revenue under the remediation contract with the New York State Department of Environmental Conservation for the first quarter 2011 decreased to $0 from approximately $5,225,000 for the same period in 2010 due limited spending by New York State on remediation contracts during the first quarter of 2011.

PROJECT COSTS AND GROSS MARGIN

Project costs for the first quarter of 2011 decreased 69% to $3,560,181 from $11,590,581 for the same period in 2010.  Project costs as a percentage of revenues were 73% and 83% for the three months ended March 31, 2011 and 2010, respectively.  Gross margin as a percentage of revenue for the first quarter of 2011 increased to 27% from 17% for the same period in 2010.

Project costs decreased primarily as a result of the decrease in project revenue.  The increase in the gross margin percentage was a result of the mix of projects as several of the larger projects in 2010 had lower than average gross margins.

OPERATING EXPENSES

Operating expenses for the quarter ended March 31, 2011 increased 9% to $2,200,970 from $2,027,798 for the same period in 2010. Operating expenses as a percentage of revenues increased to 45% for the quarter ended March 31, 2011 from 15% in the same period in 2010 due to the fixed nature of many of the expenses and the decrease in revenue.

When comparing the first quarter of 2011 to 2010, the increase in operating expenses is due to several items:

•
Payroll expense and related payroll taxes and benefits increased 14% to $1,233,728 from $1,082,581 in 2010.  The increase is primarily a result of lower than anticipated project revenue and project billability lower than anticipated in the first quarter of 2011.

•	Professional services increased 31% to $200,293 from $152,615 in 2010. The increase is related to legal and audit expenses attributed to the debt refinancing.
•	Other expense decreased 47% to $59,632 from $113,478 due to the decrease in bad debt expense for the quarter.

INTEREST EXPENSE

Interest expense for the three months ended March 31, 2011 increased 85% to $161,612 from $87,243 for the same period in 2010.  This increase is due to an increase in interest rates paid on the Company’s floating-rate debt and the interest incurred on the convertible note agreements.

NET INCOME (LOSS) BEFORE INCOME TAXES

Due to the factors discussed above, net income (loss) before income taxes amounted to $(978,520) for the three months ended March 31, 2011 compared to net income before income taxes of $154,215 for the same period in 2010.  Primarily, this change is due to decreased revenues and an increase in operating expenses during 2011, offset by the decreased project costs.

INCOME TAX EXPENSE (BENEFIT)

The Company recorded income tax benefit of $380,000 for the quarter ended March 31, 2011 compared to an income tax expense of $62,000 for the same quarter in 2010.  The change is due to a loss during 2011 compared to net income in 2010.

NET INCOME (LOSS)

Net income (loss) for the quarters ended March 31, 2011 and 2010 was $(598,520), or $(.05) per share basic and diluted, and $92,215, or $.01 per share basic and diluted, respectively.

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

(b) Changes in Internal Controls.
The Company enacted no changes to internal controls since the report containing a material weakness identified for the year ended December 31, 2010 regarding unearned revenue.  The Company plans to continue to improve the controls for the unearned revenue review process including a more in-depth cost and standard gross margin analysis, review with field personnel, and a comparison to subsequent billings.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company received a $155,000 payment from a customer who subsequently filed bankruptcy.  The customer is seeking repayment claiming the payment was made during the 90 days prior to filing bankruptcy as a preferential payment.  The Company maintains the payment was received in the ordinary course of business and it should not be consider a preference item.  Accordingly, the Company has not recorded a liability for this matter at March 31, 2011.

The Company settled a lawsuit for $450,000 in 2009.  There are two pending litigations arising from that suit.  The Company entered into an agreement to contribute 15% to any settlement of the actions, providing the Company deems the total proposed settlement reasonable.  The Company has not been notified of any potential settlements on this matter.  The Company has not recorded any liability at March 31, 2011 as the ultimate outcome is not estimable as this time.

The Company was notified by the State of New York that the Company may be responsible for costs incurred to address a petroleum spill.  The Company is rigorously defending this matter and the outcome cannot be reasonably determined at this time.

Item 1A. Risk Factors.

Not applicable

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

OP-TECH Environmental Services, Inc.
(Registrant)

Date: May 16, 2011       /s/ Charles B. Morgan
                         Charles B. Morgan
                         Chief Executive Officer

                         /s/ Jon S. Verbeck
                         Jon S. Verbeck
                        Chief Financial Officer and Treasurer