Form 10-Q
period 2011-06-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2011-08-15
CIK 858748

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes X or No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   or No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 5, 2011)  11,940,372

OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements

	Consolidated Balance Sheets
	-June 30, 2011 (Unaudited) and December 31, 2010 (Audited)	2

	Consolidated Statements of Operations
	-Three months ended June 30, 2011 and June 30, 2010 (Unaudited)	3
	-Six months ended June 30, 2011 and June 30, 2010 (Unaudited)

	Consolidated Statements of Cash Flows
	-Six months ended June 30, 2011 and June 30, 2010 (Unaudited)	4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	11

Item 4.	Controls and Procedures	12

PART II.	OTHER INFORMATION	13

	SIGNATURES	14

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

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	June 30,	December 31,
	2011	2010

ASSETS

Current Assets:
Cash	$653,559	$646,560
Accounts receivable (net of allowance for doubtful accounts of
approximately $301,000 in 2011 and $553,000 in 2010)	7,525,867	10,292,907
Costs on uncompleted projects applicable to future billings	2,565,349	1,098,455
Inventory	358,685	358,394
Current portion of deferred tax asset	373,800	488,800
Prepaid expenses and other current assets, net	1,194,534	510,519

Total Current Assets	12,671,794	13,395,635

Property and equipment, net	1,744,107	2,047,479
Deferred tax asset	2,285,400	1,774,900
Other long term assets	163,058	93,304

Total Assets	$16,864,359	$17,311,318

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$5,478,007	$7,172,208
Billings in excess of costs and estimated profit
on uncompleted projects	442,045	342,152
Accrued expenses and other current liabilities	416,947	588,314
Note payable to bank under line of credit	3,204,207	3,442,205
Income taxes payable	9,027	14,925
Obligation under interest rate swap agreement	-	8,345
Current portion of long-term debt	1,154,005	598,469

Total Current Liabilities	10,704,238	12,166,618

Convertible notes payable	1,786,801	1,384,500
Long-term debt	2,261,629	1,300,000

Total Liabilities	14,752,668	14,851,118

Shareholders' Equity:
Common stock, par value $.01 per share; authorized 50,000,000
shares; 11,940,372 shares issued and outstanding	119,404	119,404
Additional paid-in capital	7,360,558	7,293,391
Accumulated deficit	(5,368,271)	(4,747,751)
Accumulated other comprehensive loss	-	(4,844)

Total Shareholders' Equity	2,111,691	2,660,200

Total Liabilities and Shareholders' Equity	$16,864,359	$17,311,318

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Project revenue	$7,793,768	$12,058,774	$12,701,170	$25,905,461

Project costs	5,728,968	9,268,873	9,289,149	20,873,849

Gross margin	2,064,800	2,789,901	3,412,021	5,031,612

Operating expenses:
Payroll expense and related payroll taxes and benefits	1,276,241	1,174,211	2,509,969	2,256,792
Office Expense	126,429	177,182	318,965	356,559
Occupancy	222,892	209,889	447,946	471,662
Business Insurance	125,165	116,581	260,524	228,889
Professional Services	116,509	319,503	316,802	472,118
Equipment Expenses, net of usage credit	147,847	129,447	302,215	240,718
Other expenses	(5,947)	100,882	53,685	214,360
	2,009,136	2,227,695	4,210,106	4,241,098

Operating income (loss)	55,664	562,206	(798,085)	790,514

Other income and (expense):
Interest expense	(139,472)	(164,900)	(301,084)	(252,143)
Other, net	44,808	(1,046)	81,649	12,104
	(94,664)	(165,946)	(219,435)	(240,039)

Net income (loss) before income taxes	(39,000)	396,260	(1,017,520)	550,475

Income tax benefit (expense)	17,000	(153,000)	397,000	(215,000)

Net income (loss)	$(22,000)	$243,260	$(620,520)	$335,475

Earnings (loss) per common share:
Basic	$(0.002)	$0.020	$(0.052)	$0.028
Diluted	$(0.002)	$0.020	$(0.052)	$0.027

Weighted average shares outstanding:
Basic	11,940,372	11,940,372	11,940,372	11,940,372
Diluted	11,940,372	12,344,938	11,940,372	12,358,109

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	June 30,	June 30,
	2011	2010

Operating activities:
Net income (loss)	$(620,520)	$335,475
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Gain on sale of equipment	-	(13,320)
Bad debt expense (recovery)	(35,582)	131,300
Depreciation and amortization	325,517	339,682
Warrant modification expense	-	18,000
Amortization of discount on convertible notes	83,333	-
(Benefit) expense from deferred income taxes	(397,000)	216,600
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	2,802,622	(1,325,073)
Costs on uncompleted projects applicable to
future billings	(1,466,894)	243,868
Billings and estimated profit in excess of costs
on uncompleted contracts	99,893	(407,753)
Prepaid expenses, inventory and other assets	(684,306)	230,127
Other long term assets	(2,671)	-
Accounts payable and accrued expenses	(1,807,153)	3,303,500
Net cash provided by (used in) operating activities	(1,702,761)	3,072,406

Investing activities:
Purchase of property and equipment	(22,144)	(88,145)
Deposit on purchase of building	(10,753)	-
Proceeds from sale of equipment	-	16,995
Net cash used in investing activities	(32,897)	(71,150)

Financing activities:
Decrease in outstanding checks in excess of bank balance	-	(1,045,720)
Proceeds from issuance of convertible notes payable	403,000	-
Redemption of convertible note payable	(20,000)	-
Proceeds from note payable to bank and current
and long-term borrowings, net of financing costs	1,907,962	6,637,535
Principal payments on current and long-term borrowings	(548,305)	(7,952,243)
Net cash provided by (used in) financing activities	1,742,657	(2,360,428)

Increase in cash	6,999	640,828

Cash at beginning of period	646,560	26,845

Cash at end of period	$653,559	$667,673

Non-cash item
Non-cash debt refinancing	$4,794,335	$-
Non-cash financing of insurance	$554,005	$526,207

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

2. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:
	Six months ended		Three months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income (loss)	(620,520)	335,475	(22,000)	$243,260
Other comprehensive (loss): Change in fair value of cash flow hedge net of income tax expense of $3,500 and $2,000 in 2011 and $3,000 and $1,600 in 2010, respectively.	4,844	4,587	2,691	2,338
Comprehensive income (loss)	$(615,676)	$340,062	$(19,309)	$245,598

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

4. Related Party Transactions

The Company utilizes subcontract labor purchased from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company.  The costs for these services amounted to approximately $910,000 and $1,102,000 for the six months ended June 30, 2011 and 2010, respectively, and $472,000 and $528,000 for the three months ended June 30, 2011 and 2010 respectively.  The Company had a payable to St. Lawrence for these services of $327,000 at June 30, 2010, which was included in accrued expenses at June 30, 2010.  At June 30, 2011, the Company has a receivable from St. Lawrence of approximately $187,000 as a result of advances made prior to the performance of services.

Additionally, the Company has entered into Secured Loan Agreements with members of management as discussed in Note 7 below.

5.  Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding.  There are outstanding options under the Company’s Stock Option Plan and warrants expiring May 2013 that were issued to a financial advisor in May 2002 to purchase 480,000 shares of common stock at $0.066 per share. The convertible notes payable with a face value of $2,000,000 are convertible into shares of common stock at the election of the holders of the Convertible Notes at $0.06 per share as more fully explained in Note 7.  These items were not included in the calculation of diluted earnings per share for 2011 as they would be anti-dilutive due to the net loss.

6.     Reclassifications

Certain reclassifications have been made to the June 30, 2010 statement of operations to conform to the 2011 presentation.

7.  Sale of Convertible Notes

During January 2011, the Company entered into a series of Secured Loan Agreements with several individuals for the sale of secured convertible notes (the “Convertible Notes”) totaling $403,000.  These are in addition to the $1,617,000 convertible notes issued during the year ending December 31, 2010.  These individuals represent members of executive management, members of the board of directors, and significant shareholders.  The Convertible Notes are for a term of two years, carry interest of 6% and are convertible into shares of common stock at the election of the holders of the Convertible Notes at $0.06 per share and, as long as the average share price of the Company’s common stock on the Over-the-Counter Bulletin Board remains above $0.06, at the election of the Company at $0.06 per share.  The issuance of the Convertible Notes in the first quarter of 2011 does not represent a change of control as approximately 94% of the Convertible Notes were issued to shareholders of the Company that currently own approximately 34% of the Company’s outstanding share capital.

The Company recorded $67,167 in additional debt discount in 2011 related to the issuance of these convertible notes due to the beneficial conversion feature, which is shown as Additional Paid in Capital and reduction in the convertible notes payable.  These discounts will be amortized over two years.  The discount is based on the market value of the stock at the date of the note agreements which was $.07 per share.

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

Amortization expense related to the Convertible Note discounts was $83,333 for the six months ending June 30, 2011 and is included in interest expense.

The remaining amortization period for the discount is 14 months for the first tranche of $1,332,000, 18 months for second tranche of $285,000, and 18 months for the third tranche of $383,000, net of redemptions.

Interest expense recorded on these notes amounted to $143,333 for 2011 yielding an effective interest rate of 14.3%.  The unamortized discount was approximately $213,000 at June 30, 2011.

8.  Debt Refinancing

The Company refinanced its existing debt with a new lender on April 22, 2011.  The new loan agreement provides for short-term borrowings up to $5,000,000 on a revolving basis, collateralized by all accounts receivable, inventory and equipment. Interest is charged at LIBOR plus 3.5% and the agreement is renewable annually.  The agreement also provides a term loan of $3,000,000 due in monthly principal installments of $50,000 plus interest at LIBOR plus 3.5% through 2016.  The loan is collateralized by all accounts receivable, inventory and equipment.

PART I – FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, the Company had cash of $653,559 compared to $646,560 at December 31, 2010.  The consistent cash balance is attributed to the proceeds from the issuance of convertible notes payable offset by the loss from operations.

At June 30, 2011, the Company had working capital of $1,967,556 compared to $1,229,017 at December 31, 2010, with a current ratio of 1.18 to 1 at June 30, 2011 and 1.10 to 1 at December 31, 2010.  The increase in the current ratio is primarily a result of the refinancing which provided additional long-term financing in April 2011 and improved the Company’s working capital.

For the six months ended June 30, 2011, the Company’s net cash used in operations was $1,702,761 compared to net cash provided by operations of $3,072,406 during the six months ended June 30, 2010.  The cash used in operations for the six months ended June 30, 2011 was primarily a result of the net loss coupled with the increase in costs on uncompleted projects applicable to future billings and the decrease in accounts payable partially offset by an increase in accounts receivable.

The Company’s net cash used in investing activities of $32,897 during the first six months of the year was attributable to the purchase of a vehicle and a deposit on a building.  The net cash used in investing activities for the six months ended June 30, 2010 was $71,150.

For the six months ended June 30, 2011, the Company’s net cash provided by financing activities was $1,742,657 compared to net cash used in financing activities of $2,360,428 during the six months ended June 30, 2010.  The net cash provided by financing activities for the six months ended June 30, 2011 was primarily due to proceeds from convertible notes and the refinancing of long-term debt.

The Company refinanced the senior debt on April 22, 2011 as fully discussed in Note 8.  The new loan agreement provides for short-term borrowings up to $5,000,000 on a revolving basis at LIBOR plus 3.5%, and a term loan of $3,000,000 due in monthly principal installments of $50,000 plus interest at LIBOR plus 3.5% through 2016.

During the second quarter of 2011, all principal payments on the Company’s debt were made within payment terms.

RESULTS OF OPERATIONS

PROJECT REVENUE

The Company's project billings for the second quarter of 2011 decreased 35% to $7,793,768 from $12,058,774 for the second quarter of 2010.  For the six-month period ended June 30, 2011 the Company’s revenues have decreased 51% to $12,701,170 from $25,905,461 for the same period in 2010.

When comparing the six months ending June 30, 2011 to the same period in 2010, the decrease in project revenue is due primarily to several large projects that were underway in early 2010 increasing the 2010 revenue. Additionally, project revenue under the remediation contract with the New York State Department of Environmental Conservation through the second quarter of 2011 decreased to $66,000 from approximately $6,829,000 for the same period in 2010.  The Company relinquished its prime position in the remediation contract on October1, 2010 due to poor return on projects with significant overhead requirements and overall reduced spending by New York State on remediation contracts.

PROJECT COSTS AND GROSS MARGIN

Project costs for the second quarter of 2011 decreased 38% to $5,728,968 from $9,268,873 for the same period in 2010.  Project costs as a percentage of revenues were 74% and 77% for the six months ended June 30, 2011 and 2010, respectively.  Gross margin as a percentage of revenue for the second quarter of 2011 increased to 26% from 23% for the same period in 2010.  The gross margin increase is attributed to a significant number of higher margin recurring revenue projects in 2011 compared to 2010 larger projects with lower gross margins.

For the six-month period ended June 30, 2011, project costs decreased 55% to $9,289,149 from $20,873,849 for the six months ended June 30, 2010.  Project costs as a percentage of revenues were 73% and 81% for the six months ended June 30, 2011 and 2010, respectively.  Gross margin for the six months ended June 30, 2011 increased to 27% from 19% for the same period in 2010 as a result project mix with many recurring projects yielding higher blended margins.

OPERATING EXPENSES

Operating expenses for the quarter ended June 30, 2011 decreased 10% to $2,009,136 from $2,227,695 for the same period in 2010.  For the six-month period ended June 30, 2011, operating expenses decreased 1% to $4,210,106 from $4,241,098 for the same period in 2010. Operating expenses as a percentage of revenues increased to 33% for the six months ended June 30, 2011 compared to 16% for the comparable period in 2010.  This increase is attributed to lower than anticipated project revenue and many operating expenses being fixed in nature.

When comparing the second quarter of 2011 to 2010, the decrease in operating expenses was primarily related to a 61% reduction in professional services to $124,058 from $319,503.  Professional services in 2010 included additional legal and consulting services related to the Company’s financing agreement.

INTEREST EXPENSE

Interest expense for the quarter ended June 30, 2011 decreased 15% to $139,472 from $164,900 for the same period in 2010.  The decrease is attributed to 2010 interest expense including approximately $71,000 for the amortization of a bank fee.  Interest costs for the six months ended June 30, 2011 increased 19% to $301,084 from $252,143 for the same period in 2010.  The increase for the six months is attributed to the interest expense accrued for the convertible notes payable issued in the fourth quarter of 2010 and the first quarter of 2011.  Additionally, interest expense in 2011 includes amortization related to the convertible note discounts.

NET INCOME (LOSS) BEFORE INCOME TAXES

Net loss before income taxes for the quarter ended June 30, 2011 was $(39,000) compared to net income before income taxes of $396,260 for same period in 2010.  Net loss before income taxes for the six months ended June 30, 2011 was $(1,017,520) compared to net income of $550,475 for the six months ended June 30, 2010.  Net loss before income taxes is primarily a result of the decrease in project billings and gross margin.

INCOME TAX (EXPENSE) BENEFIT

The Company recorded income tax benefit of $17,000 for the quarter ended June 30, 2011 compared to income tax expense of $(153,000) for same period in 2010.  The Company recorded income tax benefit of $397,000 for the six months June 30, 2011 compared to income tax expense of $(215,000) for the same period in 2010.  This is primarily a function of the Company’s change in profitability over the periods.

NET INCOME (LOSS)

Net loss for the quarter ended June 30, 2011 was $(22,000) or $(.002) per share basic and diluted compared to net income of $243,260 or $.020 per share basic and diluted for same period in 2010.  Net income (loss) for the six months ended June 30, 2011 and 2010 was $(620,520) or $(.052) per share basic and diluted, and $335,475 or $.028 and $.027 per share basic and diluted, respectively.

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

Item 4.Controls and Procedures

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company settled a lawsuit for $450,000 in 2009.  There are two pending litigations arising from that suit.  The Company entered into an agreement to contribute 15% to any settlement of the actions, providing the Company deems the total proposed settlement reasonable.  The Company has not been notified of any potential settlements on this matter.  The Company has not recorded any liability at June 30, 2011 as the ultimate outcome is not estimable as this time.

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

Date: August 15, 2011

/s/ Charles B. Morgan
Charles B. Morgan
Chief Executive Officer

/s/ Jon S. Verbeck
Jon S. Verbeck
Chief Financial Officer and Treasurer