Form 10-Q/A
period 2011-06-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2011-09-14
CIK 858748

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

Yes__ or No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 5, 2011)  11,940,372

 Explanatory Note

The purpose of this Amendment No. 1 to OP-TECH Environmental Services, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Part II

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer *

31.2	Certification of Chief Financial Officer, Treasurer and Acting Principal Accounting Officer*

31.2	Certification of Chief Executive Officer *

32.2	Certification of Chief Financial Officer, Treasurer and Acting Principal Accounting Officer*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*           These exhibits were previously included or incorporated by reference in Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/  Jon S. Verbeck
Name: Jon S. Verbeck
Title: Chief Financial Officer, Treasurer and Acting Principal Accounting Officer
Date:  September 13, 2011