Form 10-Q
period 2011-09-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2011-11-17
CIK 858748

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes X or No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   or No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (October 31, 2011)  11,940,372

OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements

	Consolidated Balance Sheets
	-September 30, 2011 (Unaudited) and December 31, 2010 (Audited)	2

	Consolidated Statements of Operations
	-Three months ended September 30, 2011 and September 30, 2010 (Unaudited)
	-Nine months ended September 30, 2011 and September 30, 2010 (Unaudited)	3

	Consolidated Statements of Cash Flows
	-Nine months ended September 30, 2011 and September 30, 2010 (Unaudited)	4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	13

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION	15

	SIGNATURES	16

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	September 30,	December 31,
	2011	2010

ASSETS

Current Assets:
Cash	$13,269	$646,560
Accounts receivable (net of allowance for doubtful accounts of
approximately $360,000 in 2011 and $553,000 in 2010)	9,937,035	10,292,907
Costs on uncompleted projects applicable to future billings	2,842,957	1,098,455
Inventory	368,112	358,394
Current portion of deferred tax asset	225,400	488,800
Prepaid expenses and other current assets, net	836,853	510,519
	-
Total Current Assets	14,223,626	13,395,635

Property and equipment, net	1,615,687	2,047,479
Deferred tax asset	2,573,800	1,774,900
Other long term assets	144,438	93,304

Total Assets	$18,557,551	$17,311,318

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$6,696,245	$7,172,208
Outstanding checks in excess of bank balance	49,501	-
Billings in excess of costs and estimated profit
on uncompleted projects	804,156	342,152
Accrued expenses and other current liabilities	754,314	588,314
Note payable to bank under line of credit	4,304,207	3,242,205
Income taxes payable	9,027	14,925
Obligation under interest rate swap agreement	-	8,345
Current portion of long-term debt	996,379	598,469

Total Current Liabilities	13,613,829	11,966,618

Convertible notes payable	1,828,945	1,384,500
Long-term debt	2,121,130	1,300,000

Total Liabilities	17,563,904	14,651,118

Shareholders' Equity:
Common stock, par value $.01 per share; authorized 50,000,000
shares; 11,940,372 shares issued and outstanding	119,404	119,404
Additional paid-in capital	7,360,558	7,293,391
Accumulated deficit	(6,486,315)	(4,747,751)
Accumulated other comprehensive loss	$-	$(4,844)

	993,647	2,660,200

Total Liabilities and Shareholders' Equity	$18,557,551	$17,311,318

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010

Project revenue	$9,282,640	$10,679,502	$21,983,810	$36,584,963

Project costs	8,458,968	8,288,038	17,748,117	29,108,749

Gross margin	823,672	2,391,464	4,235,693	7,476,214

Operating expenses:
Payroll expense and related payroll taxes and benefits	1,125,082	1,079,348	3,635,051	3,336,140
Office Expense	168,736	194,929	487,701	604,626
Occupancy	218,634	233,774	666,580	705,436
Business Insurance	123,095	134,930	383,619	363,819
Professional Services	136,005	154,637	452,807	626,755
Equipment Expenses, net of usage credit	114,482	43,402	416,697	284,120
Other expenses	92,644	40,713	146,329	255,073
	1,978,678	1,881,733	6,188,784	6,175,969

Operating income (loss)	(1,155,006)	509,731	(1,953,091)	1,300,245

Other income and (expense):
Interest expense	(147,113)	(180,752)	(448,197)	(432,895)
Other, net	44,076	14,287	125,724	26,391
	(103,037)	(166,465)	(322,473)	(406,504)

Net income (loss) before income taxes	(1,258,043)	343,266	(2,275,564)	893,741

Income tax benefit (expense)	140,000	215,000	537,000	-

Net income (loss)	$(1,118,043)	$558,266	$(1,738,564)	$893,741

Earnings (loss) per common share:
Basic	$(0.09)	$0.05	$(0.15)	$0.07
Diluted	$(0.10)	$0.02	$(0.14)	$0.05

Weighted average shares outstanding:
Basic	11,940,372	11,940,372	11,940,372	11,940,372
Diluted	11,940,372	19,762,538	11,940,372	14,826,252

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	September 30,	September 30,
	2011	2010

Operating activities:
Net income (loss)	$(1,738,564)	$893,741
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Gain on sale of equipment	-	(13,320)
Bad debt expense (recovery)	(2,032)	135,580
Depreciation and amortization	475,730	504,443
Warrant modification expense	-	18,000
Amortization of discount on convertible notes	125,417	-
(Benefit) expense from deferred income taxes	(539,000)	-
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	357,904	11,458
Costs on uncompleted projects applicable to
future billings	(1,744,502)	412,519
Billings and estimated profit in excess of costs
on uncompleted contracts	462,004	(355,303)
Prepaid expenses, inventory and other assets	(336,052)	(192,832)
Other long term assets	(40,381)	-
Accounts payable and accrued expenses	(315,861)	381,091
Net cash provided by (used in) operating activities	(3,295,337)	1,795,377

Investing activities:
Purchase of property and equipment	(43,938)	(113,145)
Deposit on purchase of building	(10,753)
Proceeds from sale of equipment	-	16,995
Net cash used in investing activities	(54,691)	(96,150)

Financing activities:
Increase (decrease) in outstanding checks in excess of bank balance	49,501	(1,045,720)
Proceeds from issuance of convertible notes payable	403,000	1,332,000
Redemption of convertible note payable	(20,000)
Proceeds from note payable to bank and current
and long-term borrowings, net of financing costs	3,147,297	7,200,682
Principal payments on current and long-term borrowings	(863,061)	(8,316,523)
Net cash provided by (used in) financing activities	2,716,737	(829,561)

Increase (decrease) in cash	(633,291)	869,666

Cash at beginning of period	646,560	26,845

Cash at end of period	$13,269	$896,511

Non-cash item
Non-cash debt refinancing	$4,794,335	$-
Non-cash refinancing of insurance	$554,009	$528,207

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

2. Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:
	Nine months ended		Three months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income (loss)	(1,738,564)	893,741	(1,118,043)	$558,266
Other comprehensive (loss): Change in fair value of cash flow hedge net of income tax expense of $3,500 and $0 in 2011 and $4,700 and $1,600 in 2010, respectively.	4,844	6,973	0	2,486
Comprehensive income (loss)	$(1,733,720)	$900,714	$(1,118,043)	$560,752

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

4. Related Party Transactions

The Company utilizes subcontract labor purchased from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company.  The costs for these services amounted to approximately $1,760,000 and $2,330,000 for the nine months ended September 30, 2011 and 2010, respectively, and $886,000 and $1,228,000 for the three months ended September 30, 2011 and 2010 respectively.  At September 30, 2011, the Company has a payable to St. Lawrence of approximately $49,000 which is included in accounts payable.  At December 31, 2010, the Company had an advance to St. Lawrence of approximately $102,000 which is recorded in prepaid expenses and other current assets.

Additionally, the Company has entered into Secured Loan Agreements with members of management as discussed in Note 6 below.

5.  Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding.  There are outstanding options under the Company’s Stock Option Plan and warrants expiring May 2013 that were issued to a financial advisor in May 2002 to purchase 480,000 shares of common stock at $0.066 per share. The convertible notes payable with a face value of $2,000,000 are convertible into shares of common stock at the election of the holders of the Convertible Notes at $0.06 per share as more fully explained in Note 6.  These items were not included in the calculation of diluted earnings per share for 2011 as they would be anti-dilutive due to the net loss.

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

Amortization expense related to the Convertible Note discounts was $125,417 for the nine months ending September 30, 2011 and is included in interest expense.

The remaining amortization period for the discount is 11 months for the first tranche of $1,332,000, 15 months for second tranche of $285,000, and 15 months for the third tranche of $383,000, net of redemptions.

Interest expense recorded on these notes amounted to $215,000 for 2011 yielding an effective interest rate of 14.3%.  The unamortized discount was approximately $171,000 at September 30, 2011.

7.  Unapproved Change Orders

The Company enters into cost-reimbursable arrangements in which the final outcome or overall estimate at completion may be materially different than the original contract value. While the terms of such contracts indicate costs are to be reimbursed by our clients, the Company typically processes change notice requests to document agreement as to scope and price. Due to the nature of these items, we have not classified and disclosed the amounts as unapproved change orders.

While the Company is generally able to obtain the requested change orders on cost-reimbursable contracts, potential exposure exists relative to costs incurred in excess of agreed upon contract value.

At September 30, 2011, the Company has unapproved change orders recorded on a two large projects of approximately $881,000.  The Company also has smaller unapproved change orders on smaller projects in the ordinary course of business.  These amounts are recorded at cost in cost on uncompleted contracts applicable to future billing and the applicable profit will be recorded when change orders are approved.  Timing of claim collections are uncertain and depends on negotiated settlements pursuant to the contracts. As a result, the Company may not collect unapproved change orders within the next twelve months.

8.  Long-Term Debt

The loan agreement requires a financial covenant to be measured at December 31, 2011.  Based on the losses incurred during 2011, a violation of that debt covenant is probable.  Default on the financing loan agreement can also cause a default on the convertible note agreements.  The Company will request waivers from the bank and the convertible note holders for any covenant violations or events of default.

If waivers are not obtained at December 31, 2011, possible adverse consequences may occur including the reclassification of long-term debt to current liabilities and a reduction in working capital.  Additionally, if the line of credit was no longer available or the bank demanded repayment of the debt, the Company may not have sufficient capital to operate and there would be substantial doubt about its ability to continue as a going concern.

9.  Income Taxes

During the three months ended September 30, 2011, the Company re-evaluated its valuation allowance for deferred tax assets due to the cumulative three quarters of losses in 2011.  As a result, the valuation allowance was increased by $350,000 to reflect the Company’s inability to utilize net operating losses expiring in 2011 and 2012.  Management has assessed the potential utilization of other net operating loss carryforwards including those that will be generated in 2012 and determined that it is more likely than not that the Company will be able to generate taxable income to utilize net operating losses with expiration dates of 2018 through 2031.

PART I – FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, the Company had cash of $13,269 compared to $646,560 at December 31, 2010.  The decrease in the cash balance is attributed to the loss from operations and the increase in costs on uncompleted projects applicable to future billings offset by the increase in notes payable to bank and long-term debt.

At September 30, 2011, the Company had working capital of $609,797 compared to $1,429,017 at December 31, 2010, with a current ratio of 1.04 to 1 at September 30, 2011 and 1.12 to 1 at December 31, 2010.  The decrease in the current ratio is primarily a result of the loss incurred and the increase of note payable to bank.  The decrease in working capital is offset by additional long-term debt and convertible notes.

For the nine months ended September 30, 2011, the Company’s net cash used in operations was $3,295,337 compared to net cash provided by operations of $1,795,377 during the nine months ended September 30, 2010.  The cash used in operations for the nine months ended September 30, 2011 was primarily a result of the net loss coupled with the increase in costs on uncompleted projects applicable to future billings.

The Company’s net cash used in investing activities of $54,691 during the first nine months of the year was attributable to the purchase of vehicles and a deposit on a building.  The net cash used in investing activities for the nine months ended September 30, 2010 was $96,150.

For the nine months ended September 30, 2011, the Company’s net cash provided by financing activities was $2,716,737 compared to net cash used in financing activities of $829,561 during the nine months ended September 30, 2010.  The net cash provided by financing activities for the nine months ended September 30, 2011 was primarily due to proceeds from convertible notes and the refinancing of long-term debt.

The Company refinanced the senior debt on April 22, 2011.  The new loan agreement provides for short-term borrowings up to $5,000,000 on a revolving basis at LIBOR plus 3.5%, and a term loan of $3,000,000 due in monthly principal installments of $50,000 plus interest at LIBOR plus 3.5% through 2016.

During the third quarter of 2011, all principal payments on the Company’s debt were made within payment terms.

The loan agreement requires a financial covenant to be measured at December 31, 2011.  As more fully discussed in Note 8, based on the losses incurred during 2011, a violation of that debt covenant is probable.   Default on the financing loan agreement can also cause a default on the convertible note agreements.  The Company will request waivers from the bank and the convertible note holders for any covenant violations or events of default.  If a waiver is not obtained, possible material adverse consequences may occur.  See Note 8.

RESULTS OF OPERATIONS

PROJECT REVENUE

The Company's project revenue for the third quarter of 2011 decreased 13% to $9,282,640 from $10,679,502 for the third quarter of 2010.  For the nine-month period ended September 30, 2011 the Company’s project revenue has decreased 40% to $21,983,810 from $36,584,963 for the same period in 2010.  The decrease in revenue is attributed to lower project volume in 2011 in the first two quarters of the year and a strong backlog at the beginning of 2010.  Backlog at September 30, 2011 was approximately $16,100,000.

PROJECT COSTS AND GROSS MARGIN

Project costs for the third quarter of 2011 increased 2% to $8,458,968 from $8,288,038 for the same period in 2010.  Project costs as a percentage of revenues were91.1% and 77.6% for the three months ended September 30, 2011 and 2010, respectively.  Gross margin for the third quarter of 2011 decreased to 8.9% from 22.4% for the same period in 2010.  The decrease in gross margin is primarily attributed to the costs on three large projects being significantly higher than anticipated with gross margin on these contracts reduced to approximately 0%.

For the nine-month period ended September 30, 2011, project costs decreased 39% to $17,748,117 from $29,108,749 for the nine months ended September 30, 2010.  Project costs as a percentage of revenues were 80.7% for the nine months ended September 30, 2011 and 79.6% for the same period in 2010.  Gross margin for the nine months ended September 30, 2011 decreased to 19.3% from 20.4% for the same period in 2010.  The decrease in gross margin is reflective of the higher than anticipated job cost on three large projects discussed above.

OPERATING EXPENSES

Operating expenses for the quarter ended September 30, 2011 increased 5% to $1,978,678 from $1,881,733 for the same period in 2010.  For the nine-month period ended September 30, 2011, operating expenses increased slightly to $6,188,784 from $6,175,969 for the same period in 2010.  Operating expenses as a percentage of revenues increased to 28.2% for the nine months ended September 30, 2011 compared to 16.9% for the comparable period in 2010.

When comparing the third quarter of 2011 to 2010, the increase in operating expenses was a combination of the following:

•	Payroll and payroll related expense increased 4% to $1,125,082 from $1,079,348 due to increases in medical benefit costs in 2011.

•	Equipment expenses, net of usage credit increased 164% to $114,482 from $43,402 due to necessary equipment maintenance expenses incurred in the third quarter of 2011.

INTEREST EXPENSE

Interest expense for the quarter ended September 30, 2011 decreased 19% to $147,113 from $180,752 for the same period in 2010.  Interest expense for the nine months ended September 30, 2011 increased 4% to $448,197 from $432,895 for the same period in 2010.  This increase is due to the convertible notes payable discussed about and the additional debt needed to finance large projects.

NET INCOME (LOSS) BEFORE INCOME TAXES

Net loss before income taxes for the quarter ended September 30, 2011 was $(1,258,043) compared to a net income before income taxes of $343,266 for same period in 2010.  Net loss before income taxes for the nine months ended September 30, 2011 was $(2,275,564) compared to a net income before income taxes of $893,741 for the nine months ended September 30, 2010.  The net loss before income taxes is primarily a result of lower project volume and higher than anticipated project costs on three large projects discussed above with consistent operating costs.

INCOME TAX (EXPENSE) BENEFIT

The Company recorded income tax benefit of $140,000 for the quarter ended September 30, 2011 compared to an income tax benefit of $215,000 for same period in 2010.  The Company recorded an income tax benefit of $537,000 for the nine months September 30, 2011 compared to an income tax benefit of $0 for the same period in 2010.  The Company increased the deferred tax valuation allowance by $350,000 to reflect the inability to utilize net operating losses expiring in 2011 and 2012.

NET INCOME (LOSS)

Net loss for the quarter ended September 30, 2011 was $(1,118,043) or $(.09) per share basic and $(.10) per share diluted compared to net income of $558,266 or $.05 per share basic and $.02 per share diluted for same period in 2010.  Net loss for the nine months ended September 30, 2011 was $(1,738,564) or $(.15) per share basic and $(.14) per share diluted compared to net income of $893,741 or $.07 per share basic and $.05 per share diluted for same period in 2010.

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

The Company believes that the following critical accounting policies affect significant judgments and estimates used in the preparation of its consolidated financial statements:

•
Contracts are predominately short-term in nature (less than six months) and revenue is recognized as costs are incurred and billed.  Revenues recognized in excess of amounts billed are recorded as an asset.  In the event interim billings exceed costs and estimated profit, the net amount of deferred revenue is shown as a current liability.  Estimated losses are recorded in full when identified.  Unapproved change orders are recorded at cost in cost on uncompleted contracts applicable to future billings.

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

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.
The Company’s controls and procedures are designed to provide reasonable assurance of achieving their objectives.   The Company's Chief Executive Officer and Chief Financial Officer determined that, as of the end of the period covered by this report, the controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings.

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

(b) Changes in Internal Controls.
The Company enacted changes to internal controls since the report containing a material weakness identified for the year ended December 31, 2010 regarding unearned revenue.  The Company improved the controls for the unearned revenue review process including a more in-depth cost and standard gross margin analysis, review with field personnel, and a comparison to subsequent billings.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company settled a lawsuit for $450,000 in 2009.  There are two pending litigations arising from that suit.  The Company entered into an agreement to contribute 15% to any settlement of the actions, providing the Company deems the total proposed settlement reasonable.  The Company has not been notified of any potential settlements on this matter.  The Company has not recorded any liability at September 30, 2011 as the ultimate outcome is not estimable at this time.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer and Acting Principal Accounting Officer
31.2	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer and Acting Principal Accounting Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OP-TECH Environmental Services, Inc.
(Registrant)

Date: November 16, 2011

s/ Charles B. Morgan
Charles B. Morgan
Chief Executive Officer

/s/ Jon S. Verbeck
Jon S. Verbeck
Chief Financial Officer and Treasurer