Form 10-K
period 2011-12-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2013-06-07
CIK 858748

Securities and Exchange Commission
Washington, DC 20549

FORM 10-K
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                              to

Commission file No. 000-19761

OP-TECH Environmental Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware                                               91-1528142
(State or other jurisdiction of organization)    (I.R.S. Employer incorporation or Identification No.)

One Adler Drive, East Syracuse, NY13057
(Address of principal executive office)(Zip Code)

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
Yes [ ] or No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] or No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data file the required to be submitted and posted pursuant to rule 405 off Regulation S-T during the preceding 12 months (or for such period that the registrant was required to submit and post said files: Yes [ ] or No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.   See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act:
Large accelerated filer [  ]  Accelerated filer [  ] Non-accelerated filer [ ] Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] or No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was as of the last business day of the registrant’s most recently completed second fiscal quarter:
$52,000

Indicate the number of shares outstanding of each of the Company’s classes of common stock, as of April 30, 2013.  Common stock, $.01 par value: 11,940,373.

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

ITEM 1. BUSINESS

General

OP-TECH Environmental Services, Inc. and Subsidiaries (the “Company” of “OP-TECH”), a Delaware corporation headquartered in East Syracuse, New York, provides comprehensive environmental and industrial cleaning and decontamination services predominately in New York, New England, Pennsylvania, New Jersey, and Ohio.  The Company provides environmental remediation services for sites contaminated by hazardous and non-hazardous materials.    The Company also performs industrial cleaning of hazardous and non-hazardous materials and provides varying services relating to plant facility closure, including interior and exterior demolition and asbestos removal.  OP-TECH also provides 24-hour emergency spill response services.  The Company’s revenues are derived from state agencies, industrial companies, engineering firms and municipalities facing complex environmental clean-up problems associated with hazardous and non-hazardous materials as required by various governmental agencies.   The Company’s services include assessing the regulatory, technical, and construction aspects of the environmental issue, and performing the necessary remediation activities. The Company seeks to provide its clients with remedial solutions which integrate the various aspects of a project and are well-documented, practical, cost effective, and acceptable to regulatory agencies and the public.

Services

Excavation & Site Remediation Services

OP-TECH  provides  soil  excavation,  management,  and  transportation  and  disposal  for  complex projects that require handling large volumes of materials.  Excavation and removal is a fundamental remediation method involving the removal of contaminated soil, which is typically transported off-site for treatment or disposal.

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

Buried Drums and Cylinders

OP-TECH has vast experience handling complex buried drum, cylinder and unknown material excavation projects. OP-TECH applies “specialized excavation” techniques to excavate drums from the most challenging environments.  We provide complete drum management services including screening, sampling, profiling, manifesting and transportation and disposal of hazardous or non-hazardous waste.   These projects require careful investigation due to a large number of anomalies and the complexity of coordinating heavy equipment operations, drum handling and final site closure.

In-Situ & Ex-Situ Treatment

OP-TECH has demonstrated experience in providing in-situ and ex-situ treatment systems.  Utilizing chemical oxidation, stabilization and solidification and mobile treatment systems, we provide solutions in the most challenging environments.

Chemical Oxidation

OP-TECH provides chemical oxidation applications using peroxide (Fenton’s Reagent) and permanganate products, which cause the rapid and complete chemical destruction of many toxic organic chemicals. The Company’s experience includes direct in-situ injection application and ex-situ for successful remediation of soil and groundwater.

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

Mobile Treatment Applications

OP-TECH provides mobile treatment systems for routine, scheduled service applications or dispatches them on an emergency basis.  The Company’s capacities range from 10 to approximately 500 gallons per minute and are available in a number of sizes and configurations. All systems are pre-assembled, self-contained, require minimal setup time upon mobilization, and are available as trailer-mount, skid- mount or containerized.

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

OP-TECH has performed thousands of decontaminations and facility closures ranging from small single buildings to multi-building expansive facilities.

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

OP-TECH provides contamination identification, sampling, segregation and disposal. The Company implements efficient methodologies to reduce site emissions during demolition activities and cost- efficient disposal technologies.

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

OP-TECH provides line cleaning, installation of petroleum piping and process piping.  The Company additionally provides water, storm, sewer and other product piping as well as treatment systems.

24-Hour Emergency Spill Response

Many of OP-TECH’s decontamination and mitigation activities result from a response to an emergency situation by one of its response teams.  These incidents can result from transportation accidents involving chemical or petroleum substances, fires at chemical facilities or hazardous waste sites, transformer fires or explosions involving PCBs, and other unanticipated events.  The substances involved may pose an immediate threat to public health or the environment, such as possible groundwater contamination.  The steps performed by OP-TECH include rapid response, containment and control procedures, sampling for analytical testing and assessment, neutralization and treatment, and collection and transportation of the substance to an appropriate treatment or disposal facility.  OP- TECH derives a substantial portion of its revenues from an agreement with the New York State Department of Environmental Conservation (NYSDEC) to provide emergency response services in certain areas of New York State, payment of which is guaranteed by the NYSDEC.

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

RCRA.   The Resources Conservation and Recovery Act of 1976 (“RCRA”) is the principal federal statute governing hazardous waste generation, treatment, storage, and disposal.  RCRA or EPA- approved state programs may govern any waste handling activities of substances classified as “hazardous.”   The 1984 amendments to RCRA substantially expanded its scope by, among other things, providing for the listing of additional wastes as “hazardous” and providing for the regulation of hazardous wastes generated in lower quantities than previously had been regulated.  Additionally, the amendments impose restrictions on land disposal of certain hazardous wastes, prescribe more stringent standards for hazardous waste land disposal sites, set standards for underground storage tanks and provide for “corrective” action at or near sites of waste management units.  Under RCRA, liability and stringent operating requirements may be imposed on a person who is either a “generator” or a “transporter” of hazardous waste, or an “owner” or “operator” of a waste treatment, storage, or disposal facility.

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

The Company operates field offices in Syracuse, Massena, Rochester, Albany, Waverly and Buffalo, New York, as well as Philadelphia, Pennsylvania.

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

Customers

The Company’s client base includes state agencies, industrial companies, railroads, real estate developers, auto parts manufacturers, aluminum producers, utility companies, waste disposal firms, municipalities, and engineering firms. During 2011, the Company performed services for approximately 600 clients.   These projects were substantially all short-term (six months or less) in nature.  The largest business segment for the each of the years ended December 31, 2011, 2010, and 2009, was Environmental Remediation services.  Environmental Remediation services accounted for 30%, 39%, and 38% of the Company’s revenues for the years ended December 31, 2011, 2010, and 2009, respectively.  For the past three fiscal years, all of the Company’s revenues were generated from customers in the United States.

During 2011, the Company had project revenue of approximately $2,550,000 related to several contracts with the New York State Department of Environmental Conservation, which totaled approximately 8% of the Company’s revenues.  A portion of that revenue is related to the spill response and remediation contracts with the New York State Department of Environmental Conservation. While the Company maintains its position on the spill response contract, it relinquished its prime position in the remediation contract on October 1, 2010.  This position on the remediation contract was relinquished due to a poor return on investment with significant overhead requirements and reduced overall spending by the New York State Department of Environmental Conservation.

During 2011, the Company had project revenue of approximately $3,319,000 related to many service and remediation contracts with National Grid, a large utility company, which totaled approximately 11% of the Company’s revenues.

During 2011, the Company had project revenue of approximately $3,405,000 related to contract with Shaw Environmental, a top engineering firm, to perform remediation of a site in Scriba, New York.  This totaled approximately 11% of the Company’s revenues.

Insurance and Bonding

The Company maintains commercial general liability, asbestos liability and pollution liability insurance which provides an aggregate coverage limit of $15 million.   In addition, the Company maintains workers’ compensation, comprehensive automobile, and Directors and Officers liability insurance. The Company’s insurance coverage is consistent with the insurance requirements found in the environmental remediation industry.

In connection with its business, the Company may be required to provide various types of surety bonds that provide an additional measure of security for the Company’s performance under certain public and private sector contracts. The Company’s ability to obtain surety bonds depends upon capitalization, working capital, past performance, management expertise and external factors, including the capacity of the overall surety market. Surety companies consider such factors in light of the amount of our contract backlog that we have currently bonded and their current underwriting standards, which may change from time to time. The capacity of the surety market is subject to market-based fluctuations driven primarily by the level of surety industry losses and the degree of surety market consolidation. When  the  surety market  capacity shrinks  it  results  in  higher  premiums  and  increased  difficulty obtaining bonding, in particular for larger, more complex projects throughout the market. In addition, the Company’s negative working capital and retained deficit may impact the Company’s ability to obtain bonds.  In order to help mitigate this risk, the Company employs a co-surety structure involving two sureties. Although the Company does not believe that fluctuations in surety market capacity have significantly affected the ability to grow the business or that the Company’s 2011 results will affect the Company’s ability to obtain bonds, there is no assurance that these factors will not significantly affect the ability to obtain new contracts in the future.

Employees

As of April 12, 2013, the Company had a total of approximately 137 full-time employees. The Company’s ability to retain and expand its staff will be an important factor in determining the Company’s future success. The Company considers its relations with its employees to be good, and the Company has never had a work stoppage or threat of a work stoppage.

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

ITEM 2. PROPERTIES

The Company leases its corporate headquarters in East Syracuse, NY and its branch office locations in Syracuse, Buffalo, Rochester, Massena, Waverly, and Albany, NY, and Norristown, PA.  The Company leases an aggregate of approximately 116,933 square feet of office, shop and warehouse space at those locations.  The leases expire at various times through November
30, 2016.  The current aggregate monthly lease payment is $50,906 plus utilities.  The Company has prepaid rent on building of approximately $60,000.

Equipment

The Company’s owned equipment consists primarily of construction equipment such as vacuum trucks, dump trucks, tankers, excavation equipment, utility vehicles, pumps, generators, and compressors, some of which have been specially modified for the Company’s use.  The Company also leases and rents equipment as needed.

ITEM 3. LEGAL PROCEEDINGS

In 2012, the Company settled two lawsuits for $48,000 and $1,050 respectively.  The Company has an accrued liability of $49,050 recorded at December 31, 2011 related to this settlement.

In 2012, the Company paid a settlement for $100,000 with the New York State Department of Labor related to asbestos operations.  The Company has accrued a liability of $100,000 at December 31, 2011 for this settlement.  The Company’s asbestos handling license is current and in compliance.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	The shares of the Company’s common stock are listed on the over-the-Counter market maintained by OTC Link LLC, commonly known as the Pinksheets, under the symbol OTES.

The high and low closing bid prices for the shares of the Company’s common stock were as follows:

Quarter Ended	High	Low
March 31, 2010	$0.45	$0.20
June 30, 2010	$0.50	$0.18
September 30, 2010	$0.15	$0.07
December 31, 2010	$0.09	$0.07
March 31, 2011	$0.15	$0.07
June 30, 2011	$0.15	$0.07
September 30, 2011	$0.07	$0.07
December 31, 2011	$0.07	$0.07
March 31, 2012	$0.01	$0.01
June 30, 2012	$0.01	$0.002
September 30, 2012	$0.01	$0.002
December 31, 2012	$0.01	$0.005
March 31, 2013	$0.005	$0.005
The  aforementioned  prices  reflect  inter-dealer  prices,  without  retail  mark-up,  mark-down,  or commission and may not necessarily represent actual transactions.

(b)	At April 30, 2013, there were approximately 134 holders of record of the Company’s common stock.

(c)	The Company has never paid any dividends.

Equity Compensation Plan Information

Information shown below is as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	259,673	$0.28	307,371
Equity compensation plans not approved by security holders	-	-	-
Total	259,673	$0.28	307,3713307,371

.

ITEM 6. SELECTED FINANCIAL DATA

Statement of Operations Data

	Year Ended December 31,

	2011	2010	2009	2008	2007
Project Billings and Services	$30,665,334	$46,036,043	$36,023,901	$36,632,276	$32,483,687
Net Income (loss)	(7,481,702)	786,271	(1,884,890)	654,927	(405,574)
Net Income (loss) per Share
- Basic	$(0.63)	$0.07	$(0.16)	$0.05	$(0.03)
- Diluted	$(0.63)	$0.03	$(0.16)	$0.05	$(0.03)

Balance Sheet Data

	As of December 31,

	2011	2010	2009	2008	2007
Total Assets	$15,397,806	$17,311,318	$18,113,208	$17,149,598	$16,254,072
Long-Term Obligations	-	$2,684,500	-	$6,249,748	$6,733,952
Total Liabilities	$20,146,577	$14,651,118	$16,536,095	$13,702,400	$13,439,236
Shareholders’ Equity (Deficit)	(4,749,491)	$2,660,200	$1,577,113	$3,447,198	$2,814,836

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE LEVEL OVERVIEW

The Company is a leading provider of environmental and industrial services throughout the Northeastern and Mid-Atlantic regions of the United States.    The Company serves over 600 customers, including a significant number of top 500 engineering firms, hundreds of smaller private entities and numerous federal, state and local government agencies.

The Company’s strategy is to apply its expertise in the environmental remediation industry to increase market share, increase profitability and enhance shareholder value.

In 2011, the Company experienced disappointing results primarily due to three large projects.  These three projects have aggregated 2011 project cost of approximately $8,000,000 and were extremely complex in nature and scope.  The Company attributes the cost overruns to not fully understanding the scope complexities, underestimating project productivity, and errors in cost estimate components.

These three projects used significant amount of the Company’s resources.  Management believes these scope and bidding issues are isolated. The other segments of the business are performing well.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, the Company had cash and cash equivalents of $412,141 as compared to
$646,560 at December 31, 2010.

At December 31, 2011, the Company had negative working capital of $6,538,513 compared to working capital of $1,429,017 at December 31, 2010. The Company had a current ratio of approximately .68 to 1 and 1.12 to 1 at the end of 2011 and at the end of 2010, respectively.

Cash  used  by  operating  activities  during  2011  was  $3,261,534  compared  to  cash  provided  by operating activities of $1,654,988 during 2010.   The cash used by operating activities in 2011 was mainly attributable to the net loss for the year offset by the increase in the deferred tax asset valuation allowance.

The Company’s net cash used in investing activities of $54,888 during 2011 compared to $171,531 of equipment purchases made during 2010 was primarily attributable to the purchase of various field and office equipment

Cash provided by financing activities of $3,082,003 in 2011 was primarily due to the new debt financing.  The Company also issued convertible notes of $403,000 during 2011.  The proceeds were used to reduce debt and current liabilities.

The Company refinanced the senior debt on April 22, 2011.  The new loan agreement provides for short-term borrowings up to $5,000,000 on a revolving basis at LIBOR plus 3.5%, and a term loan of $3,000,000 due in monthly principal installments of $50,000 plus interest at LIBOR plus 3.5% through 2016.

During 2011, all principal payments on the Company’s debt were made within payment terms. The Company was not in compliance with the fixed charge coverage financial covenant and received a waiver at December 31, 2011.  The Company, however, classified the debt as current at December 31, 2011 based on violations that occurred during the first quarter of 2012.

As of December 31, 2011, borrowing against the revolving loan aggregated $5,000,000.

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

The Company’s 2011 net loss along with negative working capital and retained deficit at December 31, 2011 may make it difficult to finance projects in the future.

Fluctuations in surety market capacity can significantly affect the ability to grow the business and there are no assurances that it will not significantly affect the ability to obtain new contracts in the future.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In the normal course of business, Management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), Emerging Issues Task Force (“EITF”), American Institute of Certified Public Accountants(“AICPA”) or other authoritative accounting body to determine the potential impact they may have on our Consolidated Financial Statements. Based upon this review, Management does not expect any of the recently issued accounting pronouncements, which have not already been adopted by the Company, to have a material impact on our Consolidated Financial Statements.

OFF BALANCE SHEET ARRANGEMENTS

The Company had no off balance sheet arrangements at December 31, 2011 or December 31, 2010 that require disclosure under this item.

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

The Company maintains a valuation allowance on its deferred tax assets based on the amount of net operating losses that management believes it will not utilize prior to the expiration dates of these losses.  Management determines the adequacy of this allowance by continually evaluating its ongoing profitability, and its ability to generate taxable income in the future sufficient to utilize the net operating losses.  If the profitability of the Company were to change, it could affect the amount of net operating losses that could be utilized and require an adjustment to the valuation allowance.

The Company establishes accruals for loss contingencies related to litigation and claims.  These estimates are prepared using information available to management at the time of the accrual and at each reporting period.  Events and circumstances could change requiring management to revise or adjust amounts accrued for loss contingencies.

2011 COMPARED TO 2010
Revenues

During the year ended December 31, 2011, the Company’s revenues decreased 33.4% to $30,665,334 as compared to $46,036,043 for the year ended December 31, 2010.

When comparing 2011 to 2010, the decrease in project revenue was primarily attributed to 2010 being an unusual year with significant backlog carried over from 2009.  See discussion in 2010 revenue comparison below.

Project Costs and Gross Margin

Project  costs  for  the  year  ended  December  31,  2011  decreased  24.8%  to  $27,887,648 from $37,075,811 for the year ended December 31, 2010.  Project costs as a percentage of revenues were 90.9% for the year ended December 31, 2011, compared to 80.5% for the year ended December 31, 2010.  The gross profit margin for the year ended December 31, 2011 was 9.1% compared to 19.5% for the year ended December 31, 2010.  Gross profit in dollars decreased 69.0% to $2,777,686 from $8,960,232 in 2010.  The decrease in gross profit margin is attributed to three large project losses due to additional costs caused by changes in conditions, shortfalls in the bidding process and lower than anticipated production levels.

Project costs from St. Lawrence Industrial Services, Inc., a related party, amounted to approximately $3,135,000 in 2011 and $2,668,000 in 2010.

Selling, General, and Administrative Expenses

During the year ended December 31, 2011, selling, general, and administrative (“SG&A”) expenses increased 2.4% to $8,295,795 compared to $8,110,128 for the previous year.

SG&A expenses as a percentage of revenue increased to 27.1% for the year ended December 31, 2011 from 17.6% for the year ended December 31, 2010.

When comparing 2011 to 2010, the increase in 2011 operating expenses is primarily attributed to the following:

•	Payroll and related expenses increased 10.0% to $4,848,138 from $4,406,783 in 2010. The increase is related to the underutilization of project management labor.
•
Professional services decreased 10.9% to $726,162 from $814,689 in 2010.  The decrease is primarily due to a reduction in professional services incurred in 2011 related to the refinancing of the senior debt.

•	Equipment expense, net of usage credit increased 21.8% to $501,429 from $411,628 primarily as a result of a reduction in equipment utilization in 2011.

Operating Income

As a result of the factors discussed above, for the year ended December 31, 2011, the Company reported an operating loss of ($5,518,109) compared to operating income of $860,104 for the previous year.

Interest Expense

Interest expense increased 19.9% to $654,319 in 2011 compared to $545,546 in 2010.  The increase in interest expense is due to the increase in bank debt in 2011 and the interest expense and discount amortization related to the convertible notes issued during the year.

Net Income (Loss) Before Income Taxes

Net loss before income taxes amounted to ($6,060,102) in 2011 compared to a net income before income taxes of $410,842 in 2010.

Income Tax Expense

The Company recorded a net income tax expense of $1,421,600 in 2011 compared to an income tax benefit of $375,429 in 2010. The decrease is due to the change in deferred tax valuation allowance.

Net Income (Loss)

Net loss for the year ended December 31, 2011 was ($7,481,702) or ($.63) per share basic and diluted compared to net income of $786,271 or $.07 per share basic and $.03 per share diluted for the year ended December 31, 2010.

Key Performance Indicators

Management measures labor efficiency and underbilling on a weekly basis in addition to project revenue and gross margin discussed above.  Equipment utilization was lower during 2011 compared to 2010 and billable labor hours remained consistent at 63%.

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

Project costs from St. Lawrence Industrial Services, Inc., a related party, amounted to approximately $2,668,000 in 2010 and $1,301,000 in 2009.

Selling, General, and Administrative Expenses

During the year ended December 31, 2010, selling, general, and administrative (“SG&A”) expenses decreased 13.0% to $8,100,128 compared to $9,311,450 for the previous year.

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

Interest Expense

Interest expense increased 76.3% to $545,546 in 2010 compared to $309,442 in 2009.  The increase in interest expense is due to the increase in interest rates in 2010 related to the extension agreement, the $120,000 extension fee assessed, and the interest expense and discount amortization related to the convertible notes issued during the year.

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

Net Income (Loss)

Net income for the year ended December 31, 2010 was $786,271 or $.07 per share basic and $.03 per share diluted compared to a net loss or ($1,844,890) or ($.16) per share basic and diluted for the year ended December 31, 2009.

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

Based on the Company’s overall interest rate exposure as of and during the year ended December 31, 2011, including rate sensitive instruments, a one percent change in interest rates would increase or decrease interest expense by approximately $80,000 annually.

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

Responsibility for Internal Controls — We are also responsible for establishing and maintaining adequate internal controls over financial reporting. These internal controls consist of policies and procedures that are designed to assess and monitor the effectiveness of the control environment including: risk identification, governance structure, delegations of authority, information flow, communications and control activities.  While no system of internal controls can ensure elimination of all errors and irregularities, OP-TECH’s internal controls, which are reviewed and modified in response to changing conditions, have been designed to provide reasonable assurance that assets are safeguarded, policies and procedures are followed, transactions are properly executed and reported, and appropriate disclosures are made. The concept of reasonable assurance is based on the recognition that there are limitations in all systems of internal control and that the costs of such systems should be balanced with their benefits. The Audit Committee of the Board of Directors, which is comprised solely of independent directors, meets regularly with OP-TECH’s senior financial management and independent registered public accounting firm to review audit plans and results, as well as the actions taken by management in discharging its responsibilities for accounting, financial reporting and internal controls. The Audit Committee is responsible for the selection and compensation of the independent registered public accounting firm. OP-TECH’s financial management, internal auditors and independent registered public accounting firm have direct and confidential access to the Audit Committee at all times.

Report On Internal Control Over Financial Reporting — We have evaluated OP-TECH’s internal control over financial reporting as of December 31, 2011. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the evaluation performed, we identified the following material weakness in our internal control over financial reporting as of December 31, 2011.  A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We did not maintain effective controls over the review of project scope and contract bids.  Additionally, we did not maintain proper controls over estimating costs to complete. Specifically, three projects performed in 2011 incurred significant losses attributed to errors in scope and cost estimates in the bid process.  Based on the scope and cost estimate errors, the estimated costs to complete and accrued losses could have been misstated.

This control deficiency could result in a misstatement to accounts and disclosures that would result in a material misstatement to the annual or interim financial statements that may not be prevented or detected.

Because of the above described material weaknesses in internal control over financial reporting, Management concluded that our internal control over financial reporting was not effective as of December 31, 2011 based on the criteria set forth in Internal Control — Integrated Framework issued by the COSO.  This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only Management's report in this annual report.

Report On Disclosure Controls And Procedures — As of December 31, 2011, we carried out an evaluation of the effectiveness of the design and operation of OP-TECH’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange  Act”).   Based  upon  that  evaluation,  with  the  exception  of  the  material  weaknesses described above, we concluded that OP-TECH’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in OP-TECH’s periodic filings under the Exchange Act is accumulated and communicated to us to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

ITEM 9b. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVES, OFFICERS AND CORPORATE GOVERNMENT

The following table sets forth certain information about the directors of the Company, all of whom were re-appointed by unanimous consent in October 2011 for a term until a subsequent election of directors occurs.

Each director has served continuously since he was first elected.

The Board of Directors held three meetings during the last calendar year.  All of the directors attended more than 75% of the total number of meetings held by the Board of Directors.

Name, Age Principal Occupation	Year First Elected	Certain Other Information
Robert J. Berger (66) Director and Co-Chairman of the Board	1998
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

Richard Messina (50) Director and Co-Chairman of the Board	2005
Mr. Messina was elected to the Board in November 2005 and elected Co-Chairman of the Board in January 2007.  Mr. Messina founded The Benchmark Company, LLC, a securities broker-dealer, in 1988.  Benchmark is primarily engaged in equity research, sales, and trading on behalf of institutional clients.  Mr. Messina currently serves as Co-Chief Executive Officer of Benchmark.

Richard L. Elander (71) Director	1991
Mr.  Elander has served in his present position as a Director since November of 1991.  Mr.  Elander previously served as the Commissioner of the Onondaga County Department of Water Environment Protection prior to retirement.

Steven A. Sanders (67) Director	1991
Mr. Sanders has served in his present position as a Director since December 1991.  Mr. Sanders is currently Senior Partner of Sanders Ortoli Vaughn-Flam Rosenstadt LLP. From January 1, 2004 until June 30, 2007, he was of counsel to the law firm of Rubin, Bailin, Ortoli, LLP.  From January 1, 2001 to December 31, 2003, he was counsel to the law firm of Spitzer & Feldman PC.  Mr. Sanders also serves as a Director of Helijet International, Inc.  Additionally, he is a Director of the Roundabout Theatre (the largest not-for-profit theatre in North America), Town Hall New York City, and he is a director at Trustee, American Academy of Dramatic Arts.

George W. Lee, Jr. (64) Director	2002
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

Richard Jacobson (49) Director	2006

Mr.  Jacobson was elected to the Board  in  February 2006. Mr. Jacobson is currently a Partner at Tricap Partners & Co., an investment banking boutique specializing in advising companies, institutions, family offices and individuals in complex financial strategies and investment decisions. From 2005 to 2009, he was a  Senior  Managing  Director  with  Stern  Capital. From 1999 to 2003 he was Managing Director and Co- Group Head in the merchant banking group of Indosuez Capital.  From 1997 to 1999, he was a Vice President in the leveraged finance group of SG Cowen.  From 1994 to 1997 he was an associate in the leveraged finance group of Chemical Securities, Inc.  Mr. Jacobson began his career as an attorney for the law firm of Jacobs, Persinger and Parker.

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

AUDIT COMMITTEE

The members of the Committee are Messrs. George Lee and Richard Elander. The Committee operates under a written charter adopted by the Board of Directors.  The Committee held three meetings during the year ended December 31, 2011. Its duties and responsibilities include:

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

The Committee recommended to the Board of Directors the appointment of Dannible & McKee, LLP as the Company’s independent accountants for the year 2011.  The Company’s independent accountants provided to the Committee the written disclosure required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm’s independence.

Management represented to the Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles.  The Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants.  The Committee discussed with the independent accountants matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees) as currently in effect.  Based on these discussions and reviews, the Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company’s Annual Report on Form  10-K for the  year ended December 31, 2011 for filing with the Securities and Exchange Commission.

The Committee does not have a financial expert.  Due to the small size of the Company and lack of financial complexity, the Committee does not anticipate adding a financial expert.

REPORT OF AUDIT COMMITTEE

The Audit Committee reviews the Company’s financial reporting process on behalf of the Board. Management has the primary responsibility for establishing and maintaining adequate internal financial controllership, for preparing the financial statements and for the public reporting process.  Dannible & McKee, LLP, our Company’s independent auditor for 2011, is responsible for expressing an opinion on the conformity of the Company’s audited financial statements with generally accepted accounting principles.

In this context, the Committee has reviewed and discussed with management and Dannible & McKee, LLP the audited financial statements for the year ended December 31, 2011.   The Committee has discussed with Dannible & McKee, LLP the matters that are required to be discussed by Statement on auditing Standards No. 61 (Communication with Audit Committees).  Dannible & McKee, LLP has provided to the Committee the written disclosures and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee has discussed with Dannible & McKee, LLP that firm’s independence.  The Committee has concluded that Dannible & McKee, LLP’s provision of audit and non-audit services to the Company is compatible with Dannible & McKee, LLP’s independence.

Based on the considerations and discussions referred to above, the Committee recommended to the Board of Directors that the audited financial statements for the year ended December 31, 2011 be included in the Annual Report on form 10-K for 2011.  This report is provided by the following independent directors, who comprise the Committee:

George W. Lee, Jr. Chairman
Richard L. Elander

EXECUTIVE OFFICERS OF THE COMPANY

Charles Morgan (59) Chief Executive Officer
Mr. Morgan was named Chief Executive Officer (“CEO”) in November 2006.  He has been with the Company since January of 2002 and has previously served as Executive Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Morgan served as a Vice President with the firm of Camp, Dresser and McKee, an Engineering News Record Top 20, Boston, MA based consulting, engineering, construction and operations firm.  Mr. Morgan has 35 years of experience as a senior executive and corporate director of environmental, engineering, construction and energy companies. Mr. Morgan has experience with all aspects of senior level company management including marketing and sales, strategic planning, financial management, product and service development, project management and mergers and acquisitions. Mr. Morgan has also managed a variety of large scale projects domestically and internationally for a broad spectrum of private sector industrial clients.

Michael McCall (30) Controller and Treasurer
Mr. McCall joined the Company as the Controller in June 2011 and was named Treasurer in February 2013.   Prior to joining the Company, Mr. McCall previously served in the accounting department of large government manufacturer. Prior to 2009, he worked as an auditor for a public accounting firm from 2005 to 2009.   Mr. McCall is a Certified Public Accountant in New York State.

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

ITEM 11. EXECUTIVE COMPENSATION

A. Compensation Committee

The Compensation Committee of the Board of Directors reviews and administers the Company’s compensation policies and practices for the executive officers of the Company. The Compensation Committee is currently comprised of Mr. Messina and Mr. Berger, both of whom are nonemployee directors.  The Company’s financial accounting group supports the Compensation Committee’s work by providing information reports to the Compensation Committee when requested.  The Committee’s authority is not set out in a charter.  The Committee has not delegated authority and has not hired compensation consultants.

B. Compensation Discussion and Analysis

Compensation Philosophy

The Compensation Committee has adopted an executive compensation policy that rewards executives if the Company achieves its operational, financial and strategic goals and for building shareholder value.  The material elements of the total compensation, which is considered for executives each year under the Company’s policy are (i) base salary, (ii) annual cash bonus, (iii) stock-based awards, and (iv) retirement, health and welfare and other benefits.

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

Post Termination of Employment Benefits

The Company has not entered into employment agreements with any executive officers that provide severance or other benefits following their resignation, termination, retirement, death or disability

Mr. Morgan has signed an employment agreement on March 28, 2008 that expired December 31, 2012.

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

E. Executive Officer Compensation Disclosure Tables

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Change in Pension value and Nonqualified Deffered Compensation	All Other Compensation	Total
Position(s)	Year	($)	($)	($)	($) (1)	Earnings	($) (1)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(h)	(i)	(j)
Charles B. Morgan	2011	$197,000	$0	$0	$0	$0	$24,513	$221,513
Chief Executive Officer
	2010	$197,000	$0	$0	$0	$0	$35,458	$232,458

Harold C. Piger	2011	$112,006	$0	$0	$0	$0	$0	$112,006
Senior Vice President
	2010	$112,006	$0	$0	$0	$0	$2,154	$114,160

Jon S. Verbeck (1)	2011	$120,000	$0	$0	$0	$0	$0	$120,000
Chief Financial Officer
	2010	$120,000	$0	$0	$0	$0	$0	$120,000

(1)
Mr. Morgan was paid $11,002 and $21,688 for unused vacation in 2011 and 2010, and $13,511 and $13,770 as other compensation in 2011 and 2010, respectively.   Mr. Piger was paid $2,154 for unused vacation in 2010.

(2)	Mr. Verbeck left the company in October 2012.

Column “(g)”, Non-Equity Incentive Plan Compensation, is not applicable and is omitted.

Outstanding Equity Awards at Fiscal Year-End Table

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Mr. Morgan	16,667	0	$0.06	05/21/12
	33,333	0	$0.15	11/19/13
	50,000	0	$0.40	01/26/15

Columns “(d)”, “(i)”, and “(j)” related to Equity Incentive Plan Awards are not applicable and are omitted.

Director Compensation Table

The following table summarizes the compensation paid to the Chairman and each nonemployee director for his or her service to the Board and its Committees during 2011:

Name (a)	Fees Earned or Paid in Cash ($) (b) (1)	Option Awards ($) (d)	All Other Compensation ($) (g)	Total ($) (h)

Robert J. Berger	$14,000	$0	$0	$14,000
Richard Messina	$22,000	$0	$0	$22,000
Richard L. Elander	$6,500	$0	$0	$6,500
Steven A. Sanders	$6,000	$0	$0	$6,000
George W. Lee, Jr.	$6,500	$0	$0	$6,500
Richard Jacobson	$0	$0	$0	$0

(1)
In 2011 Directors of the Company were paid $2,000 for each Board meeting attended and $500 for each sub-Committee meeting attended. In addition, Messer’s Messina and Berger were paid additional fees as chairman fees of $16,000 and

$8,000, respectively.

Column “(c)” (Stock Awards), column “(e)” (Non-Equity Incentive Plan Compensation), and column “(f)” (Change in Pension
Value and Nonqualified Deferred Compensation Earnings) are not applicable and are omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock at April 30, 2013, by persons who, to the knowledge of the Board of Directors, beneficially own more than five percent of the outstanding shares of common stock of the Corporation.

All voting power of the Corporation is vested in its common stock.  As of the close of business on April 30, 2013, 11,940,373 shares of common stock par value $.01 per share were outstanding. Each share of common stock is entitled to one vote.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)	Percentage of Class (1)
Richard Messina 40 Fulton Street, 19th Floor	24,589,190 (2) (3) (5)	75%
New York, NY 10038
Robert Berger	12,738,454(4) (5)	54%
121 Shirley Rd.
Syracuse, NY 13224
Charles Morgan	7,141,185(5)	38%
8450 Number 2 Road East
Manlius, NY 13104

Kevin Eldred 1007 Overlook Terrace Cazenovia, NY 13035	3,037,267(5)	22%
George Lee 204 Barnstable Court Camillus, NY 13031	3,108,774(5)	21%
Steven Sanders Sanders Ortoli Vaughn-Flam Rosenstadt LLP 501 Madison Ave, 14th Floor New York, NY 11238	867,273 (5)	7%

(1)
Based upon the sum of (a) 11,940,373 shares of common stock outstanding, and (b) underlying options and warrants that have vested and not been exercised and underlying options and warrants that will vest within the next 60 days relating to a particular shareholder.

(2)	All shareholders directly or beneficially own all shares except for Mr. Messina who owns 1,822,721 shares directly and 1,766,771 shares indirectly.
(3)	Includes 480,000 shares issuable upon the exercise of warrants to purchase common stock issued to Summit Capital Associates, Inc., an affiliate of Mr. Messina.
(4)	Includes options to purchase 13,333 shares of Common Stock.
(5)	Includes shares available upon conversion of notes payable as follows:

Mr. Messina	20,519,698
Mr. Berger	11,466,788
Mr. Morgan	6,937,854
Mr. Eldred	2,202,267
Mr. Lee	2,872,108
Mr. Sanders	802,055

The following table sets forth certain information furnished to the Company regarding the beneficial ownership of the Company’s common stock at April 30, 2013 by each director and nominee for election as director, each executive officer and each other person owning more than 5% of our common stock.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned (3) (6)	Percentage of Class (4)
Richard Messina (1)	24,589,190 (5)	75%
Robert J. Berger (1)	12,738,454	54%
Richard L. Elander (1)	21,624	<1%
Steven A. Sanders (1)	867,273	7%
George W. Lee, Jr. (1)	3,108,774	21%
Richard Jacobson (1)	-0-	0%
Charles Morgan (2)	7,141,185	38%
All Directors as a Group (6 persons)	41,325,116	88%

(1)	Director
(2)	Officer
(3)	Includes unexercised options to purchase shares of common stock:

●	Mr. Berger	13,333
●	Mr. Elander	10,000
●	Mr. Sanders	13,333
●	Mr. Lee	16,667
●	Mr. Morgan	83,333

(4)	Based upon the sum of (a) 11,940,373 shares of common stock outstanding, (b) shares underlying options and warrants that have vested and not been exercised and shares underlying options and warrants that will vest within the next 60 days relating to a particular shareholder, (c) shares available upon conversion of notes payable.
(5)	Includes 480,000 shares issuable upon the exercise of warrants to purchase common stock issued to Summit Capital Associates, Inc., an affiliate of Mr. Messina.
(6)	Includes shares available upon conversion of notes payable:

●	Mr. Messina	20,519,698
●	Mr. Berger	11,466,788
●	Mr. Lee	2,872,108
●	Mr. Sanders	802,055

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Steven A. Sanders, one of our directors, is a partner at the law firm of Sanders Ortoli Vaughn-Flam Rosenstadt LLP, and formerly of counsel at the law firm of Rubin, Bailin, Ortoli, LLP which provides professional services to the Company, and it is anticipated that it will continue to do so.  The cost of these services in 2011 was approximately $27,000.

OP-TECH purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by Robert J. Berger, one of our directors. Pricing for these services is based on cost plus an agreed upon $2,500 monthly fee.   The costs for these services amounted to approximately $3,135,000 in 2011, which includes $120,000 paid for services of the CFO.  Services are provided as needed with no long-term commitment.   At December 31, 2011, the Company has a payable to St. Lawrence of approximately $152,000 which is recorded in accounts payable.

In January 2011, we entered into a series of Secured Loan Agreements with several individuals for the sale of secured convertible notes totaling $403,000 to members of our executive management, members of the board of directors and significant shareholders.  These notes carry an interest rate of 6% (which rises to 20% if we are in default), are secured by all of our assets are convertible into 7,166,666 of our common shares (excluding any interest which is also convertible)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed by Dannible & McKee, LLP, the Company’s principal accountants, in the aggregate for each of the last two years were as follows:

	2011	2010

Audit Fees	$131,978	$122,366

Audit Related Fees	$0	$0

Tax Fees	$18,497	$20,609

There were no other fees billed for services other than those noted above.

The fees for tax services represent fees for compliance related to Federal and state tax return preparation and filing.

The fees for audit and tax services for 2011 were proposed to the Audit Committee and approved by that Committee in an engagement letter.   No other services were provided by the accountants that would require approval by the Audit Committee.   The Audit Committee pre-approves all audited and non-audit services in advance of service being provided.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements	Page
F-2
	Report of Independent Accountants	F-2
	Consolidated Balance Sheets at December 31, 2011 and 2010	F-3
	Consolidated Statement of Operations for the years ended December 31, 2011, 2010, and 2009	F-4
	Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2011, 2010, and 2009	F-5
	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009	F-6
	Notes to Consolidated Financial Statements	F-7

(b)	Exhibits

10.1 Stock Option Plan - Incorporated herein by reference to theCompany’s Information Statement filed November 6, 2002*
14 Code of Ethics*
21 Subsidiaries of the Registrant*
31.1 CEO Certification
31.2 Acting PAO Certifications
32.1 Section 1350 CEO Certifications
32.2 Section 1350 Acting PAO Certifications
* Incorporated by reference to previous filings

OP-TECH Environmental

Services, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2011 and 2010

Report of Independent Registered Accounting Firm

May 14, 2013

To the Shareholders and Board of Directors of OP-TECH Environmental Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of OP-TECH Environmental Services, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OP-TECH Environmental Services, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Dannible & McKee, LLP
Dannible & McKee, LLP

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2011 and 2010

	December 31,	December 31,
	2011	2010

ASSETS

Current Assets:
Cash (Note 4)	$412,141	$646,560
Accounts receivable, net (Notes 1 and 5)	9,556,251	10,292,907
Costs on uncompleted projects applicable to future billings (Note 1)	2,123,033	1,098,455
Inventory (Note 1)	356,243	358,394
Current portion of deferred tax asset (Note 11)	620,000	488,800
Prepaid expenses and other current assets	540,396	510,519

Total Current Assets	13,608,064	13,395,635

Property and equipment, net (Note 6)	1,467,357	2,047,479
Deferred tax asset (Note 11)	200,000	1,774,900
Other long term assets (Note 1)	121,665	93,304

Total Assets	$15,397,086	$17,311,318

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$6,858,504	$7,172,208
Billings in excess of costs and estimated profit
on uncompleted projects (Note 1)	1,256,395	342,152
Accrued future project losses (Note 7)	1,253,147	-
Accrued expenses and other current liabilities	1,080,899	588,314
Income taxes payable	-	14,925
Note payable to bank under line of credit (Note 8)	5,000,000	3,242,205
Obligation under interest rate swap agreement (Note 8 and 13)	-	8,345
Convertible notes payable (Note 9)	1,870,333	-
Current portion of long-term debt	2,827,299	598,469

Total Current Liabilities	20,146,577	11,966,618

Convertible notes payable (Note 9)	-	1,384,500
Long-term debt (Note 8)	-	1,300,000

Total Liabilities	20,146,577	14,651,118

Shareholders' Equity (Deficit):
Common stock, par value $.01 per share; authorized 50,000,000 shares and 11,940,373 shares issued and outstanding
as of December 31, 2011 and December 31, 2010	119,404	119,404
Additional paid-in capital	7,360,558	7,293,391
Accumulated deficit	(12,229,453)	(4,747,751)
Accumulated other comprehensive income (loss)	-	(4,844)

Total Shareholders' Equity (Deficit)	(4,749,491)	2,660,200

Total Liabilities and Shareholders' Equity (Deficit)	$15,397,086	$17,311,318

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Statements of Operations
Years Ended December 31, 2011, 2010 and 2009

	December 31,	December 31,	December 31,
	2011	2010	2009

Project billings and services	$30,665,334	$46,036,043	$36,023,901

Project costs	27,887,648	37,075,811	28,690,082

Gross margin	2,777,686	8,960,232	7,333,819
	9.1%	19.5%	20.4%
Operating expenses:
Payroll expense and related payroll taxes and benefits	4,848,138	4,406,783	4,779,125
Office Expense	540,890	692,733	747,621
Occupancy	850,395	922,762	902,857
Business Insurance	510,192	498,577	471,217
Professional Services	726,162	814,689	949,844
Equipment Expenses, net of usage credit	501,429	411,628	503,018
Other expenses	318,589	352,956	957,768
	8,295,795	8,100,128	9,311,450

Operating income (loss)	(5,518,109)	860,104	(1,977,631)

Other income and (expense):
Interest expense	(654,319)	(545,546)	(309,442)
Other, net	112,326	96,284	24,388
	(541,993)	(449,262)	(285,054)

Net income (loss) before income taxes	(6,060,102)	410,842	(2,262,685)

Income tax benefit (expense) (Note 11):
Current	(2,100)	(19,371)	(23,605)
Deferred	(1,419,500)	394,800	401,400

	(1,421,600)	375,429	377,795

Net income (loss)	$(7,481,702)	$786,271	$(1,884,890)

Earnings (loss) per common share:
Basic	$(0.63)	$0.07	$(0.16)
Diluted	$(0.63)	$0.03	$(0.16)

Weighted average shares outstanding:
Basic	11,940,373	11,940,373	11,940,373
Diluted	11,940,373	19,734,874	11,940,373

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Statements of Shareholder’s Equity and Comprehensive Income (Loss)
Years Ended December 31, 2011, 2010 and 2009

	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2008	11,940,373	$119,404	$7,005,891	$(3,649,132)	$(28,965)	$3,447,198

Other Comprehensive Icome:
Change in Fair Value of Cash Flow Hedge
net of tax effect of $(10,000)	-	-	-	-	14,805	14,805

Net Loss	-	-	-	(1,884,890)	-	(1,884,890)

Total Comprehensive Loss	-	-	-	-	-	(1,870,085)

Balance at December 31, 2009	11,940,373	$119,404	$7,005,891	$(5,534,022)	$(14,160)	$1,577,113

Warrants Extension			18,000			18,000
Discount on Convertible Notes			269,500			269,500

Other Comprehensive Income:
Change in Fair Value of Cash Flow Hedge
net of tax effect of $(6,200)	-	-	-	-	9,316	9,316

Net Income				786,271		786,271

Total Comprehensive Income						795,587

Balance at December 31, 2010	11,940,373	$119,404	$7,293,391	$(4,747,751)	$(4,844)	$2,660,200

Discount on Convertible Notes			67,167			67,167

Other Comprehensive Income:
Change in Fair Value of Cash Flow Hedge
net of tax effect of $(3,300)	-	-	-	-	4,844	4,844

Net Loss				(7,481,702)		(7,481,702)

Total Comprehensive Loss						(7,476,858)

Balance at December 31, 2011	11,940,373	$119,404	$7,360,558	$(12,229,453)	$-	$(4,749,491)

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Statements of Cash flows
Years Ended December 31, 2011, 2010 and 2009

	December 31,	December 31,	December 31,
	2011	2010	2009

Operating activities:
Net income (loss)	$(7,481,702)	$786,271	$(1,884,890)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Gain on sale of equipment	(9,151)	(13,320)	-
Bad debt expense	7,230	181,786	727,958
Depreciation and amortization	624,363	690,134	656,651
Warrant modification expense	-	18,000	-
Amortization of discount on convertible notes	166,667	37,000	-
Tax Expense (benefit) from deferred income taxes	1,440,199	(394,800)	(401,400)
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	729,426	(223,538)	(2,064,982)
Costs on uncompleted projects applicable to
future billings	(1,024,578)	1,468,598	257,746
Billings and estimated profit in excess of costs
on uncompleted contracts	914,243	(759,254)	622,169
Accrued litigation reserve	149,050	-	(450,000)
Prepaid expenses, inventory and other assets	(27,726)	(139,937)	(3,147)
Other long term assets	(17,608)	18,015	42,165
Accounts payable and accrued expenses	14,906	(13,967)	3,092,209
Accrued future project losses	1,253,147	-	-
Net cash provided by (used in) operating activities	(3,261,534)	1,654,988	594,479

Investing activities:
Purchase of property and equipment	(51,391)	(139,279)	(226,759)
Prepaid rent payments	(10,753)	(49,247)	(15,000)
Proceeds from sale of equipment	7,256	16,995	-
Net cash used in investing activities	(54,888)	(171,531)	(241,759)

Financing activities:
Decrease in outstanding checks in excess of bank balance	-	(1,045,720)	19,594
Proceeds from issuance of convertible notes payable	403,000	1,617,000	-
Redemption of convertible note payable	(20,000)	-	-
Proceeds from note payable to bank and current
and long-term borrowings, net of financing costs	3,800,562	7,195,835	16,753,768
Principal payments on current and long-term borrowings	(1,101,559)	(8,630,857)	(17,179,240)
Net cash provided by (used in) financing activities	3,082,003	(863,742)	(405,878)

Increase (decrease) in cash	(234,419)	619,715	(53,158)

Cash at beginning of period	646,560	26,845	80,003

Cash at end of period	$412,141	$646,560	$26,845

Non-cash items:
Non-cash debt refinancing	$4,794,335	$-	$-
Non-cash financing of insurance	$580,917	$562,628	$538,397

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

Project Income Recognition

Contracts are predominately short-term in nature (less than six months), and revenue is recognized as costs are incurred based on either the percentage of completion method utilizing estimated gross margins anticipated for each specific project or as incurred for time and material contracts.  Project costs include all direct material, equipment, and labor costs and those indirect costs related to contract performance.

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

Normal delays relating to receipt of job-related vendor invoices, payroll processing, and billing compilation typically cause customer invoices relating to revenue earned in a certain month to be mailed in the first two weeks of the following month.  Such invoices mailed after year-end that are included in December 31, 2011 and 2010 accounts receivable are approximately $2,793,000 and $2,357,000, respectively.

Certain states impose a sales tax on the Company’s sales to nonexempt customers.  The Company collects the required sales tax from customers and remits the entire amount to the respective state.  The Company’s policy is to exclude the tax collected and remitted from revenues and expenses.

Change in Accounting Estimates

The calculation of earned revenue for in-process jobs requires the use of estimates to determine the estimated total revenue and project profitability.  The Company revised the estimated job cost on one job that was in-process at December 31, 2010.  The change in estimate resulted in additional losses incurred in 2011 of approximately $2,000,000.

Concentration of Business Risk - Significant Customers

Sales to one customer amounted to approximately $2,550,000, $8,536,000, and $6,552,000, in 2011, 2010, and 2009, respectively.  Accounts receivable at December 31, 2011 and 2010, include $400,000 and $101,000 respectively, from this customer.  The Company relinquished its prime position on a portion of this customer’s business during 2010 due to poor return on investment and significant overhead requirements.

Sales to another customer amounted to approximately $3,319,000 and $2,665,000, in 2011 and 2010.  Accounts receivable at December 31, 2011 and 2010, include $511,000 and $181,000 respectively, from this customer.

Sales to another customer amounted to approximately $1,196,000, $3,876,000, and $241,000, in 2011, 2010, and 2009, respectively.  Accounts receivable at December 31, 2011 and 2010, include $1,318,000 and $1,995,000 respectively, from this customer.

Sales to another customer amounted to approximately $3,405,000 in 2011 and accounts receivable at December 31, 2011 include $875,000 from this customer.

Receivables and Credit Policies

Accounts receivable are unsecured customer obligations due under normal trade terms requiring payment generally within 30 days from the invoice date.  Larger contracts may have longer payment terms.  Interest is not accrued on past-due invoices.  Accounts receivable are stated at the amount billed to the customer. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Inventory

Inventory, consisting of spill response and remediation supplies and materials, is stated at the lower of cost or market value.  Cost is determined using the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost.  Expenditures for repairs and maintenance are charged to expense as incurred.  Depreciation of assets is provided for using the straight-line method over useful lives typically ranging from 3 to 15 years.

Other Long-Term Assets

The Company classifies all deposits which are not expected to be refunded within a year as long-term assets.

Financial Instruments

The Company maintains various financial instruments in the ordinary course of business, which consist of cash, accounts receivable and payable, notes payable, long-term debt, a line of credit and interest rate swap agreement.  The carrying value of the Company’s financial instruments approximates their fair value at December 31, 2011 and 2010.  The fair values of fixed rate notes payable and long-term debt are determined using incremental borrowing rates available to the Company for similar types of borrowings.  The fair value of the interest rate swap agreement is fully discussed in Note 13.  All other financial instruments are short-term in nature and their fair values are based on the amounts that they have been or will be settled for subsequent to the balance sheet date.

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

The Company has reviewed its operations for uncertain tax positions and believes there are no significant exposures.  The Company will include interest on income tax liabilities in interest expense and penalties in operations if such amounts arise.  The Company is no longer subject to Federal and New York State examinations by tax authorities for the closed tax years before 2008.

Liquidity

At December 31, 2011, the Company has negative working capital with current liabilities exceeding current assets by $6,538,513.  In addition, the company violated a bank covenant during 2012 and did not receive a waiver.

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

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Recently Adopted Accounting Guidance

In the normal course of business, Management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”), Securities and Exchange Commission (“SEC”), Emerging Issues Task Force (“EITF”), American Institute of Certified Public Accountants (“AICPA”) or other authoritative accounting body to determine the potential impact they may have on our Consolidated Financial Statements. Based upon this review, Management does not expect any of the recently issued accounting pronouncements which have not already been adopted by the Company to have a material impact on our Consolidated Financial Statements.

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

Basic earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding for the period, which were 11,940,373 for the years ended December 31, 2011, 2010, and 2009, respectively.  Diluted earnings per share includes the potentially dilutive effect of common stock issuable upon conversion of stock options, convertible notes, and warrants, using the treasury stock method.  For the years ended December 31, 2011, 2010, and 2009, 259,673, 235,336, and 765,341, shares of unexercised stock options and warrants, respectively, are excluded from the diluted calculation due to their anti-dilutive effect.

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

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company.  The cost for these services amounted to approximately $3,135,000, $2,668,000, and $1,558,000, in 2011, 2010, and 2009, respectively.  St. Lawrence currently charges the Company cost for these services plus a $2,500 monthly management fee.  The Company had a payable to this related party of $152,000 at December 31, 2011 and receivable from this related party of approximately $102,000 at December 31, 2010 which are included in accounts payable and prepaid expense and other assets at December 31, 2011 and 2010, respectively in the consolidated balance sheets.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A director of the Company is a partner in or has been of counsel for law firms that provided professional services to the Company.  The cost for these services amounted to approximately $30,000, $55,000, and $25,000 in 2011, 2010, and 2009, respectively.  The Company has a payable due to this related party of approximately $4,900 and $16,000 recorded in accounts payable at December 31, 2011 and 2010, respectively.

During 2010 and 2011, the Company utilized personal credit cards for several senior executives and board members to finance company expenses on a temporary basis.  Amounts reimbursed to these individuals amounted to approximately $272,000 and $197,000 for the year ended December 31, 2011 and 2010.

4.	Cash

From time to time cash balances held at the financial institution may exceed the Federal Deposit Insurance Corporation limits and are therefore subject to normal credit risk.

5.	Accounts Receivable

Accounts receivable at December 31, 2011 and 2010 consists of:

	2011	2010

Accounts receivable, gross	$8,602,531	$9,166,882
Retainage receivable	1,353,258	1,728,817
Allowance for uncollectible receivables	(349,538)	(552,792)
Allowance for sales credits	(50,000)	(50,000)
Accounts receivable, net	$9,556,251	$10,292,907

All customer accounts receivable collateralize the Company’s outstanding loans with its primary lender (see Note 8).

Allowance for uncollectible receivables at December 31, 2011 and 2010 consists of the following:

	2011	2010

Beginning allowance for uncollectible receivables	$(552,792)	$(625,632)
Write off of uncollectible receivables	216,535	254,626
Allowance adjustment for uncollectible receivables	(7,230)	(181,786)
Collection of previously written off receivables	(6,051)	-
Ending allowance for uncollectible receivables	$(349,538)	$(552,792)

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

6.	Property and Equipment

Property and equipment at December 31, 2011 and 2010 consist of:

	2011	2010

Furniture and fixtures	$53,386	$53,386
Leasehold improvements	203,450	203,450
Office machines	341,698	341,698
Field equipment	7,368,704	7,362,709
	7,967,238	7,961,243
Less: Accumulated depreciation	(6,499,881)	(5,913,764)
	$1,467,357	$2,047,479

Field equipment depreciation included in equipment expenses amounted to approximately $556,000, $603,000, and $596,000, for years ended December 31, 2011, 2010, and 2009, respectively. A portion of equipment expenses are allocated to project costs based on equipment use.  Depreciation expense for other property and equipment approximated $69,000, $87,000, and $61,000 for years ended December 31, 2011, 2010, and 2009, respectively and was included in operating expenses in the consolidated statement of operations.

7.	Accrued Future Loss Contracts

In accordance with the Company’s revenue recognition policy, certain contracts are accounted for using the percentage of completion accounting method. Revenue is recognized based on a measurement of completion comparing the ratio of costs incurred to date with total estimated costs multiplied by the contract value.  Inherent in these estimates are uncertainties about the total cost to complete the project.  If the estimate to complete results in a loss on the contract, the Company will record the amount of the estimated loss in the period the determination is made. Changes to the estimate may result in a charge or benefit to operations.  As of December 31, 2011, the Company estimated and recorded a future loss of $1,253,147.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8.	Line of Credit and Debt Obligations

Line of credit obligations and debt at December 31, 2011 and 2010 consist of:

	2011	2010

Note payable to bank under line of credit	$5,000,000	$4,140,987

Term Loan due in monthly installment payments of $50,000
through May 2016 plus interest at LIBOR plus 3.5% collateralized
substantially all assets.	$2,564,260	$-

Term Loan due in monthly installment payments of $606 through
September 2013 plus interest at 3.71% collateralized by equipment
with a carrying value of approximately $12,833 at December 31, 2011	12,870	-

Term Loan due in monthly installment payments of $24,848
through January 2012 plus interest at prime plus .75%, hedged
by an interest rate swap. This was refinanced in 2011.	-	311,365

Term Loan due in monthly installment payments through
August 2013 aggregating $19,443 plus interest rate at
prime plus .75%. This was refinanced in 2011.	-	397,935

Equipment Note, due in monthly installment payments of $1,756 through October 2013 plus interest at prime plus .75% collateralized by equipment with a carrying value of approximately $49,400
at December 31, 2010. This was refinanced in 2011.	-	59,710

Insurance Financing Notes, due in monthly installment payments of $62,932 and $58,086 including interest at 2.99% and 3.47% at
assignment of unearned premiums.	250,169	230,677

	2,827,299	999,687
Payment currently due on above debt	(2,827,299)	(772,416)
	$-	$227,271

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The debt balances presented in 2010 were reclassified to reflect the anticipated refinancing in April 2011 as permitted in accordance with Generally Accepted Accounting Principles.  See below for detail of the presentation changes at December 31, 2010.

2010
Total existing bank debt refinanced:
Note payable to bank - current	$4,140,987
Term debt	769,020
Balance refinanced	$4,910,007

Expected 2011 payments on new term debt	$200,000
Payments on existing debt through April 2011	167,802
Expected 2011 payments of term debt	367,802

Current note payable to bank	3,242,205
Long-term debt based on refinancing	1,300,000
4,910,007

Expected 2011 payments of term debt	$367,802
Current payments on insurance financing notes	230,667
Current portion of debt at December 31, 2010	$598,469

The Company entered into financing agreements (the “Agreements”) with a lender (“Primary Lender”) on April 22, 2011.

As of December 31, 2011, the Agreements include a Line of Credit note which provides for borrowings up to $5,000,000 based on eligible collateral to be used to provide working capital and is payable on demand.  Interest was charged at LIBOR plus 3.5%.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The average borrowings under the Line of Credit calculated using month-end balances were $3,628,697 and $4,636,133 for 2011 and 2010, respectively.  The weighted average interest rate was approximately 4.68% and 6.52% during 2011 and 2010, respectively.

The Agreements also include a $3,000,000 term loan due in monthly principal installment payments of $50,000 plus interest at LIBOR plus 3.5%.

The Agreements include certain financial covenants measured at December 31, 2012, including a minimum fixed charge coverage ratio and a material adverse change clause which permits the financial institution to call its obligation if the Company fails to comply with covenants, as defined, or in the event of a material adverse change in the Company’s business.

The Company was not in compliance with the financial covenants as of December 31, 2011 and received a waiver.  Based on violations during the first quarter of 2012, the Company has classified the debt as current.  The Company has not received a waiver for the violations in 2012.

In January 2005, the Company entered into the Interest Rate Swap to hedge against rising interest rates on the floating rate Term Loan debt.  The Swap agreement was terminated April 22, 2011.  The swap had been designated as a cash flow hedge.  See Note 13 for further disclosure pertaining to this Swap Agreement.

Interest paid amounted to approximately $306,000, $335,000, and $309,000, in the years ended December 31, 2011, 2010, and 2009.

9.  Convertible Notes Payable

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

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Convertible Notes may be converted into 33,333,334 shares of common stock, or approximately 279% of current outstanding shares of common stock.

The Company also entered into a Security Agreement to secure payment and performance of its obligations under the Convertible Notes pursuant to which it granted the holders of the Convertible Notes a security interest in all of its assets.  The security granted will be subordinated to a security interest granted to the New Lender in connection with the loan commitment described in Note 8 (including any security interest that may be granted in connection with funds borrowed to pay amounts due under such loan) and any obligations to repay surety bonds issued in connection with services provided in the Company’s core business where the Company is the principal under the surety bond.  The Company’s sole subsidiary also guaranteed all amounts owed by the Company under the Convertible Notes.

The Company recorded $336,667 in debt discount related to the issuance of these convertible notes due to the beneficial conversion feature, which is shown as Additional Paid in Capital and reduction in the convertible notes payable.  The discount is based on the market value of the stock at the date of the note agreements which was $.07 per share.  Amortization expense related to these discounts was $166,667 for the year ended December 31, 2011 and is included in interest expense.  The remaining amortization period for the discount is 8 months for the first tranche of $1,332,000 and 12 months for second tranche of $285,000.  Interest expense recorded on these notes amounted to $120,000 and $63,640 in 2011 and 2010 yielding an effective interest rate of 14.3%.  The unamortized discount was $129,667 and $232,500 at December 31, 2011 and 2010, respectively.

The Convertible Notes Agreements include certain default conditions including a provision of default if the Company is in default of any material contract to which the Company is a party or under any loan or other financing contract of agreement to which the Company is a party.

Scheduled principal repayments on the convertible notes payable are as follows at December 31, 2011:

2012	$1,597,000
2013	403,000
2,000,000
Less: unamortized discount	(129,667)
$1,870,333

The Company was not in compliance with the default conditions as of December 31, 2011.  The annual interest rate is to increase to 20% for any period of default.  As of December 31, 2011 the interest began to accrue at 20%.  The redemption of shares is available to the lenders through the maturity dates set in the agreements.

As of April 22, 2013 the Convertible Notes were amended to provide the Lenders with the option to call a portion or all of the Principal Sum and/or Interest for payment at any time while the Convertible Notes remain outstanding.  The maturity date has been extended to August 30, 2013.  The annual interest will continue to accrue on each Note at the rate of 6% per annum through and including the applicable Original Designated Date, and at the rate of 20% per annum thereafter.

Due to the default on the Convertible Notes these are classified as current as of December 31, 2011.

10.	Operating Lease Obligations

Office facilities and various pieces of field equipment are leased under noncancelable operating leases expiring at various dates through 2015.  These leases do not include any contingent lease provision, concessions or other restrictions.  Rent expense incurred under these operating leases as well as other month to month rentals amounted to approximately $809,000, $762,000, and $1,033,000 in 2011, 2010, and 2009, respectively.

The Company entered into a sublease agreement in 2009 for one of their facilities on a month to month basis at $1,437 per month.  The total amount received under the sublease agreement was approximately $6,900 in 2011 and $27,000 and 2010, including utility charges.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Future minimum lease payments under noncancelable operating leases are as follows:

2012	$603,380
2013	450,200
2014	251,617
2015	64,014
$1,369,211

The Company has made $60,000 in prepaid rent payments which are included as other long-term assets.

11.	Income Taxes

The following summarizes the income tax (benefit) expense at for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Current:
Federal	$-	$6,500	$11,605
State	2,100	12,871	12,000

	2,100	19,371	23,605

Deferred	1,419,500	(394,800)	(401,400)

	$1,421,600	$(375,429)	$(377,795)

The deferred tax expense (benefit) recognized in 2011, 2010, and 2009 represents the effect of changes in temporary differences and net operating loss carryforwards, along with related changes in the valuation allowance for deferred tax assets.

The deferred tax expense (benefit) resulting from the utilization of net operating loss carryfowards was $(4,157,419), $222,400, and $(993,100) for the years ended December 31, 2011, 2010, and 2009, respectively.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate was as follows:
	2011		2010		2009

	Amount	Percent	Amount	Percent	Amount	Percent
Taxes at Federal
Statutory Rate	$(2,060,435)	34.0%	$139,686	34.0%	$(769,313)	34.0%

State Taxes Net of
Federal Tax Expense	(321,185)	5.3%	21,775	5.3%	(119,922)	5.3%

Increase (Decrease)
in Valuation Allowance	3,523,000	-58.1%	(550,000)	-133.9%	500,000	-22.1%

Non-deductible
Expenses	20,377	-0.3%	18,614	4.5%	13,939	-0.6%

Other	259,843	-4.3%	(5,504)	-1.3%	(2,499)	10.0%

	$1,421,600	-23.4%	$(375,429)	-91.4%	$(377,795)	26.6%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2011 and 2010 are as follows:
	2011	2010
Deferred tax liabilities:
Property and equipment	$(179,100)	$(296,800)
Deferred tax assets:
Net operating loss carryforward	4,047,000	2,494,100
Accounts receivables reserves	155,800	235,100
Accrued expenses	81,400	77,800
Interest rate swap liability	-	3,500
Accrued future project losses	487,900	-
	4,772,100	2,810,500

Net deferred tax asset	4,593,000	2,513,700
Valuation allowance for deferred tax assets	(3,773,000)	(250,000)
Net deferred tax asset, net of valuation allowance	820,000	2,263,700

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

As of December 31, 2011, the Company has federal net operating loss (“NOL”) carryforwards of approximately $10,376,923.  These expire at various times beginning in 2012 and through the year ending December 31, 2031 as follows:

2012	1,148,600
2018	1,482,900
Post 2020	7,745,423
10,376,923

The Company will establish a valuation allowance if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. The valuation allowance as of December 31, 2011 and December 31, 2010 is related to the portion of the net operating losses that based on taxable income projections may expire before being utilized. The net change in the total valuation allowance for the years ended December 31, 2011 and 2010, was an increase of $3,523,000 and a decrease of $550,000, respectively.

Management believes that it is more likely than not that the Company will not be able to use a significant portion of the net operating loss carryforwards expiring through 2012 and post 2020.  As a result, the valuation allowance was increased during the year ended December 31, 2011 to offset deferred tax assets.  A current deferred tax asset has been recorded at December 31, 2011 based on anticipated income for the year ended December 31, 2012.  A long-term deferred tax asset has been recorded at December 31, 2011 based on the reasonable anticipation of income during the years 2013 through 2018.

The valuation allowance was decreased during the year ended December 31, 2010 as result of taxable income for the year that utilized a large portion of the NOL due to expire in upcoming years the Company did not utilize a portion of the NOL as planned during the year and future income projections were reduced, resulting in additional projected expiration of amounts expiring through 2012.

Income taxes and franchise taxes paid were approximately $4,400, $13,000, and $12,000 in the year ended December 31, 2011, 2010, and 2009, respectively.  There were no taxes currently payable at December 31, 2011.  Interest expense and penalties on tax payments are included in income tax expense in the period recognized.

12.	Employee Benefit Plan

The Company maintains a defined contribution employee retirement plan (“Retirement Plan”) which covers substantially all employees.  The Retirement Plan is funded by voluntary employee contributions which are matched by the Company at a designated percentage, and additional contributions by the Company at the discretion of the Board of Directors.  Matching contributions made by the Company to the Retirement Plan were approximately $48,000, $42,000, and $30,000 in the years ended December 31, 2011, 2010, and 2009, respectively.  The Company did not make discretionary contributions to the Retirement Plan in the years ended December 31, 2011, 2010, and 2009.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company had recorded its interest rate swap transaction at fair value, resulting in a liability of $8,345 as of December 31, 2010.  The agreement was terminated as part of the senior debt refinancing on April 22, 2011.

14.	Stock Option Plan

The 2002 Omnibus Plan (“Omnibus Plan”) maintained by the Company is intended to promote the growth and general prosperity of the Company by offering incentives to its key employees who are primarily responsible for the growth of the Company and to attract and retain qualified employees.  Awards granted under the Omnibus Plan may be (a) Stock Options which may be designated as Incentive Stock Options intended to qualify under Section 422 of the Internal Revenue Code of 1986, or Nonqualified Stock Options (“NQSO’s) not intended to so qualify; (b) stock appreciation rights; (c) restricted stock awards; (d) performance awards; or (e) other forms of stock-based incentive awards. The shares of stock with respect to which the Awards may be granted shall be the common stock, par value at $0.01, of the Company (“Common Stock").  Shares delivered upon exercise of the Awards, at the election of the Board of Directors of the Company, may be stock that is authorized but previously unissued or stock reacquired by the Company, or both. The maximum number of shares with respect to which the Awards may be granted under the Omnibus Plan shall not exceed 1,000,000 shares of Common Stock; provided, however, that such number of shares of Common Stock may also be subject to adjustment, from time to time, at the discretion of the Board of Directors of the Company.  These Awards generally vest over a three-year period, and have contractual terms of 10 years. The Company did not issue any grants during the years ended December 31, 2011, 2010 or 2009.

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

The Company did not issue any awards during the periods ended December 31, 2011, 2010, and 2009.  All compensation cost related to vesting option awards have been recognized and no compensation cost was recorded for 2011, 2010, and 2009.  The Company extended warrants in May 2010 and recorded $18,000 compensation expense in 2010.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes changes in the status of outstanding options:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	275,340	$0.27
Forfeited	(15,667)	$0.18
Outstanding at December 31, 2011	259,673	$0.28
Exercisable at December 31, 2011	259,673	$0.28

The remaining weighted average contractual life of options outstanding at December 31, 2011 is approximately 2.3 years, and the aggregate intrinsic value of options outstanding at December 31, 2011 is approximately $400.

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

The Company settled a lawsuit for $450,000 in 2009.  There are two litigations that arose from that suit.  The Company entered into an agreement to contribute 15% to any settlement of the actions, proving the Company deems the total proposed settlement reasonable.  The Company settled both litigations in 2012 for $1,050 and $48,000 respectively.  The Company has accrued a liability of $49,050 at December 31, 2011 for these settlements.

In 2012, the Company paid a settlement for $100,000 with the New York State Department of Labor related to asbestos operations.  The Company has accrued a liability of $100,000 at December 31, 2011 for this settlement.  The Company’s asbestos handling license is current and in compliance.

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

The State of New York (NYS) began an examination of the Company’s sales and use tax returns for December 2008 through May 2012 that is estimated to be completed during the second quarter of 2013.  As of December 5, 2012, NYS has proposed adjustments of approximately $140,000 to the Company’s sales and use tax positions, and Management is currently evaluating those proposed adjustments.  The Company has accrued $170,000 liability related to sales tax to account for the proposed adjustments and potential penalties related to the audit as of December 31, 2011.

16. Subsequent Events

In April 2012, the Company authorized 70,000,000 additional shares of common stock, increasing the authorized shares to 120,000,000.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

17.    Three-Year Selected Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2011
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31
Project Billings	$4,907,402	$7,793,768	$9,282,640	$8,681,524
Gross Margin	1,347,221	2,064,800	823,672	(1,458,007)
Net loss	(598,520)	(22,000)	(1,118,043)	(5,743,139)
Net loss per share
basic	$(0.05)	$(0.002)	$(0.09)	$(0.49)
diluted	$(0.05)	$(0.002)	$(0.09)	$(0.49)

The Company made adjustments to three large projects in the fourth quarter reducing earned revenue by approximately $2,500,000.  This is recorded as a reduction of project billings and gross margin.

	Year Ended December 31, 2010
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31
Project Billings	$13,846,687	$12,058,774	$10,679,502	$9,451,080
Gross Margin	2,294,849	2,789,901	2,391,464	1,484,018
Net income (loss)	92,215	243,260	558,266	(107,470)
Net income (loss) per share
basic	$0.01	$0.02	$0.05	$(0.01)
diluted	$0.01	$0.02	$0.02	$(0.01)

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Year Ended December 31, 2009
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31
Project Billings	$5,737,630	$8,887,741	$9,606,999	$11,791,532
Gross Margin	123,458	2,099,488	1,294,078	945,547
Net (loss)	(393,445)	(81,143)	(360,434)	(1,049,868)
Net (loss) per share
basic	$(0.03)	$(0.01)	$(0.03)	$(0.09)
diluted	$(0.03)	$(0.01)	$(0.03)	$(0.09)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OP-TECH Environmental Services, Inc. (Registrant)

By:/s/ Charles B. Morgan
Charles B. Morgan
Chief Executive Officer

May 28, 2013

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of May 2013.

/s/ Robert J. Berger
Robert J. Berger
Director and Co-Chairman of the Board

/s/ Richard Messina
Richard Messina
Director and Co-Chairman of the Board

/s/ Richard L. Elander
Richard L. Elander
Director

/s/ Richard Jacobson
Richard Jacobson
Director

/s/ Steven A. Sanders
Steven A. Sanders
Director

/s/ George W. Lee Jr.
George W. Lee Jr.
Director

/s/ Charles B. Morgan
Charles B. Morgan
Chief Executive Officer

/s/ Michael McCall
Michael McCall
Treasurer and Controller