Form 10-Q
period 2012-03-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2013-06-07
CIK 858748

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes   or No _X_

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

Yes   X    or No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___ or No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 2013)  11,940,373

OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements

	Consolidated Balance Sheets
	-March 31, 2012 (Unaudited) and December 31, 2011 (Audited)	3

	Consolidated Statements of Operations
	-Three months ended March 31, 2012 and March 31, 2011 (Unaudited)	4

	Consolidated Statements of Other Comprehensive Income
	-Three months ended March 31, 2012 and March 31, 2011	5

	Consolidated Statements of Cash Flows
	-Three months ended March 31, 2012 and March 31, 2011 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	13

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION	15

	SIGNATURES	16

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

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	March 31,	December 31,
	2012	2011

ASSETS

Current Assets:
Cash	$539,145	$412,141
Accounts receivable, net	6,327,803	9,556,251
Costs on uncompleted projects applicable to future billings	821,795	2,123,033
Inventory	324,894	356,243
Current portion of deferred tax asset (Note 9)	853,000	620,000
Prepaid expenses and other current assets	818,837	540,396
	-
Total Current Assets	9,685,474	13,608,064

Property and equipment, net	1,332,437	1,467,357
Deferred tax asset (Note 9)	200,000	200,000
Other long term assets	119,823	121,665

Total Assets	$11,337,734	$15,397,086

LIABILITIES AND STOCKHOLDERS' DEFECIT

Current Liabilities:
Accounts payable	$4,458,708	$6,858,504
Billings in excess of costs and estimated profit
on uncompleted projects	840,513	1,256,395
Accrued future losses	439,446	1,253,147
Accrued expenses and other current liabilities	1,011,203	1,080,899
Note payable to bank under line of credit	5,000,000	5,000,000
Convertible notes payable (Note 6)	1,912,000	1,870,333
Current portion of long-term debt (Note 8)	2,749,402	2,827,299

Total Liabilities	16,411,272	20,146,577

Shareholders' Defecit:
Common stock, par value $.01 per share; authorized 50,000,000
shares; 11,940,373 shares issued and outstanding	119,404	119,404
Additional paid-in capital	7,360,558	7,360,558
Accumulated deficit	(12,553,500)	(12,229,453)

	(5,073,538)	(4,749,491)

Total Liabilities and Shareholders' Equity	$11,337,734	$15,397,086

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	March 31,	March 31,
	2012	2011

Project billings and services	$5,512,591	$4,907,402

Project costs	3,979,333	3,560,181

Gross margin	1,533,258	1,347,221
	27.8%	27.5%
Operating expenses:
Payroll expense and related payroll taxes and benefits	1,086,193	1,233,728
Office Expense	103,415	192,536
Occupancy	214,528	225,054
Business Insurance	123,009	135,359
Professional Services	206,000	200,293
Equipment Expenses, net of usage credit	168,386	154,368
Other expenses	(3,017)	59,632
	1,898,514	2,200,970

Operating income (loss)	(365,256)	(853,749)

Other income and (expense):
Interest expense	(223,127)	(161,612)
Other, net	34,834	36,841
	(188,293)	(124,771)

Net income (loss) before income taxes	(553,549)	(978,520)

Income tax benefit (expense)	229,501	380,000

Net income (loss)	$(324,048)	$(598,520)

Earnings (loss) per common share:
Basic	$(0.03)	$(0.05)
Diluted	$(0.03)	$(0.05)

Weighted average shares outstanding:
Basic	11,940,373	11,940,373
Diluted	11,940,373	11,940,373

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME

	THREE MONTHS ENDED
	March 31,	March 31,
	2012	2011

Net income (loss)	$(324,048)	$(598,520)
Other comprehensive income:

Change in Fair Value of Cash Flow Hedge
net of tax effect	-	2,153

Other comprehensive income	-	2,153

Comprehensive income (loss)	$(324,048)	$(596,367)

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	March 31,	March 31,
	2012	2011

Operating activities:
Net income (loss)	$(324,048)	$(598,520)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Gain on sale of equipment	-	-
Bad debt expense (recovery)	(61,348)	16,538
Depreciation and amortization	136,920	161,195
Amortization of discount on convertible notes	41,667	44,444
(Benefit) expense from deferred income taxes	(233,000)	(380,000)
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	3,289,796	4,072,580
Costs on uncompleted projects applicable to
future billings	1,301,238	(505,409)
Billings and estimated profit in excess of costs
on uncompleted contracts	(415,882)	(42,993)
Prepaid expenses, inventory and other assets	189,887	52,497
Other long term assets	1,842	3,007
Accounts payable and accrued expenses	(2,469,491)	(3,347,625)
Accrued future project losses	(813,701)	-
Net cash provided by (used in) operating activities	643,880	(524,286)

Investing activities:
Purchase of property and equipment	(2,000)	(15,000)
Deposit on purchase of building	-	(10,753)
Proceeds from sale of equipment	-	-
Net cash used in investing activities	(2,000)	(25,753)

Financing activities:
Proceeds from issuance of convertible notes payable	-	403,000
Redemption of convertible note payable	-	(20,000)
Principal payments on current and long-term borrowings	(514,876)	(314,634)
Net cash provided by (used in) financing activities	(514,876)	68,366

Increase (decrease) in cash	127,004	(481,673)

Cash at beginning of period	412,141	646,560

Cash at end of period	$539,145	$164,887

Non-cash item
Non-cash refinancing of insurance	$436,979	$-

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

The balance sheet at December 31, 2011 has been derived from the audited balance sheet included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

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

3. Related Party Transactions

The Company utilizes subcontract labor purchased from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company.  The costs for these services amounted to approximately $923,818 and $574,000 for the three months ended March 31, 2012 and 2011.  At March 31, 2012, the Company has a payable to St. Lawrence of approximately $215,000 which is included in accounts payable.  At March 31, 2011, the Company had a receivable from St. Lawrence of approximately $69,000 as a result of advances made prior to the performance of services.

Additionally, the Company has entered into Secured Loan Agreements with members of management as discussed in Note 6 below.

4.  Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding.  There are outstanding options under the Company’s Stock Option Plan and warrants expiring May 2013 that were issued to a financial advisor in May 2002 to purchase 480,000 shares of common stock at $0.066 per share. The convertible notes payable with a face value of $2,000,000 are convertible into shares of common stock at the election of the holders of the Convertible Notes at $0.06 per share as more fully explained in Note 6.  These items were not included in the calculation of diluted earnings per share for 2012 and 2011 as they would be anti-dilutive due to the net loss.

5.  Sale of Convertible Notes

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

In January 2011, the Company redeemed $20,000 of Convertible Notes.

The principle amount of the Convertible Notes may be converted into 33,333,334 shares of common stock, or approximately 279% of current outstanding shares of common stock. Accrued interest is also converted at $0.06 per share.

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

Amortization expense related to the Convertible Note discounts was $41,667 for the three months ending March 31, 2012 and is included in interest expense.

The remaining amortization period for the discount is 5 months for the first tranche of $1,332,000, 9 months for second tranche of $285,000, and 9 months for the third tranche of $383,000, net of redemptions.

Interest expense recorded on these notes amounted to $141,667 for the three months ended March 31, 2012 yielding an effective interest rate of 28.3%.  The unamortized discount was approximately $88,000 at March 31, 2012.

6.  Unapproved Change Orders

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

The Company also has unapproved change orders on smaller projects in the ordinary course of business.  These amounts are recorded at cost in cost on uncompleted contracts applicable to future billing and the applicable profit will be recorded when change orders are approved.  Timing of claim collections are uncertain and depends on negotiated settlements pursuant to the contracts. As a result, the Company may not collect unapproved change orders within the next twelve months.

7.  Long-Term Debt

The loan agreement requires a financial covenant to be measured at March 31, 2012.  Due to the losses incurred during 2011 that debt covenant was violated at March 31, 2012.  The default on the financing loan agreement also caused a default on the convertible note agreements.  The Company did not receive a waiver from the bank for a violation of the debt covenant.

For these reasons the long-term debt was reclassified to current liabilities and a reduction in working capital.  Additionally, if the line of credit was no longer available or the bank demanded repayment of the debt, the Company may not have sufficient capital to operate and there would be substantial doubt about its ability to continue as a going concern.

8.  Income Taxes

For the three months ended March 31, 2012, the Company maintained its valuation allowance for deferred tax assets.  The company has approximately $9,200,000 of other net operating loss carryforwards that may be utilized when the Company generates taxable income.  Management has assessed the potential utilization of other net operating loss carryforwards including those that will be generated in 2012 and determined that it is more likely than not that the Company will be able to generate taxable income to utilize net operating losses with expiration dates of 2018 through 2031.

PART I – FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, the Company had cash of $539,145 compared to $412,141 at December 31, 2011.  The cash balance has remained consistent due to collected receivables paying for operating costs and accounts payable balances.

At March 31, 2012, the Company had working capital of ($6,725,798) compared to ($6,538,513) at December 31, 2011, with a current ratio of .59 to 1 at March 31, 2012 and .68 to 1 at December 31, 2011.  The decrease in the current ratio is primarily a result of the loss incurred during the first three months of 2012, which is due to the cyclical nature of the industry.

For the three months ended March 31, 2012, the Company’s net cash provided by operations was $643,880 compared to net cash used in operations of $524,286 during the three months ended March 31, 2011.  The cash provided by operating activities for the three months ended March 31, 2012 was due to significant collections of receivable balances and a lower level of operation activity.

The Company’s net cash used in investing activities was $2,000 for the first three months of 2012, compared to net cashed used in investing of $25,753 for the three months ended March 31, 2011.  The current period had low activity level due to the focus on the repair of existing equipment rather than purchasing of new fixed assets.

For the three months ended March 31, 2012, the Company’s net cash used in financing activities was $514,876 compared to net cash provided by financing activities of $68,366 during the three months ended March 31, 2011.  The net cash used in financing activities for the three months ended March 31, 2012 was due to payments on financing agreements.

The Company refinanced the senior debt on April 22, 2011.  The new loan agreement provides for short-term borrowings up to $5,000,000 on a revolving basis at LIBOR plus 3.5%, and a term loan of $3,000,000 due in monthly principal installments of $50,000 plus interest at LIBOR plus 3.5% through 2016.

During the first three months of 2012, all principal payments on the Company’s debt were made within payment terms.

The loan agreement requires a financial covenant to be measured at March 31, 2012.  As more fully discussed in Note 7, due to the losses incurred during 2011, a violation of that debt covenant occurred.

RESULTS OF OPERATIONS

PROJECT REVENUE

The Company's project revenue for the first quarter of 2012 increased 12% to $5,512,591 from $4,907,402 for the first quarter of 2011.  The increase in revenue is attributed to higher project volume in 2012 for the first quarter of the year related to projects that began in 2011. Backlog at March 31, 2012 was approximately $9,400,000.

PROJECT COSTS AND GROSS MARGIN

Project costs for the first quarter of 2012 increased 12% to $3,979,333 from $3,560,181 for the same period in 2011.  Project costs as a percentage of revenues were72.2% and 72.5% for the three months ended March 31, 2012 and 2011, respectively.  Gross margin for the first quarter of 2012 increased slightly to 27.8% from 27.5% for the same period in 2011.  The increase in gross margin is primarily attributed to the increase in revenue, and the margin percentage is consistent with the prior year because no unusual events affected the first quarter amounts.  Losses related to projects that continued from the end of 2011 to the beginning of 2012 were accrued during 2011 and therefore did not have a negative impact on the 2012 income statement.

OPERATING EXPENSES

Operating expenses for the quarter ended March 31, 2012 decreased 14% to $1,898,514 from $2,200,970 for the same period in 2011.  Operating expenses as a percentage of revenues decreased to 34.4% for the three months ended March 31, 2012 compared to 44.9% for the comparable period in 2011.

When comparing the first quarter of 2012 to 2011, the increase in operating expenses was a combination of the following:

•	Payroll and payroll related expense decreased 12% to $1,086,193 from $1,233,728 due to decreases in staff levels and increases in project manager billability in 2012.

•	Office expenses decreased 46% to $103,415 from $192,536 due a decline in IT and telephone expenditures. Certain office assets also became fully amortized during 2011.

•	Other expenses decreased 105.1% to ($3,017) from $59,632 due to an improvement in the allowance for doubtful accounts.

INTEREST EXPENSE

Interest expense for the quarter ended March 31, 2012 increased 38% to $223,127 from $161,612 for the same period in 2011.  This increase is due to the interest related to the convertible notes payable increasing from 6% to 20% under the default rate provision.

NET INCOME (LOSS) BEFORE INCOME TAXES

Net loss before income taxes for the quarter ended March 31, 2012 was ($553,549) compared to a net loss before income taxes of ($978,520) for same period in 2011.  The net loss before income taxes is primarily a result of the lower project volume for the first quarter.

INCOME TAX BENEFIT

The Company recorded income tax benefit of $229,501 for the quarter ended March 31, 2012 compared to an income tax benefit of $380,000 for same period in 2011.  The Company maintained the deferred tax valuation allowance.

NET INCOME (LOSS)

Net loss for the quarter ended March 31, 2012 was ($324,048) or ($.03) per share basic and diluted compared to net loss of ($598,520) or ($.05) per share basic and diluted for same period in 2011.

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
As of the end of the period covering this Form 10-Q, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures”. OP-TECH conducted this evaluation under the supervision and with the participation of management, including our Chief Executive Officer and Acting Principal Accounting Officer.

(i) Definition of Disclosure Controls and Procedures.
Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our periodic reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As defined by the SEC, such disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Acting Principal Accounting Officer, in such a manner as to allow timely disclosure decisions.

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

(iii) Conclusions with Respect to Our Evaluation of Disclosure Controls and Procedures.
The Company’s controls and procedures are designed to provide reasonable assurance of achieving their objectives.  The Company's Chief Executive Officer and Acting Principal Accounting Officer determined that, as of the end of the period covered by this report, the controls and procedures are adequate and effective in alerting them in a timely manner to material information relating to the Company required to be included in the Company's periodic SEC filings.

During the preparation of our 2011 annual report, we concluded that we did not maintain effective controls over reconciliation of costs and standard gross margins on uncompleted projects.  Specifically, several in-process projects had unearned revenue recorded in excess of the actual expected.

The Company improved disclosure controls and procedures to make the disclosure controls and procedures effective.

(b) Changes in Internal Controls.
The Company enacted changes to internal controls since the report containing a material weakness identified for the year ended December 31, 2011 regarding unearned revenue.  The Company improved the controls for the unearned revenue review process including a more in-depth cost and standard gross margin analysis, review with field personnel, and a comparison to subsequent billings.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended March 31, 2012, there were no significant items of litigation or legal proceedings.

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit 31.1 Certification of Chief Executive Officer
Exhibit 31.2 Certification of Acting Principal Accounting Officer
Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
Exhibit 32.2 Section 1350 Certification of Acting Principal Accounting Officer

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

Exhibit 101
101.INS - XBRL Instance Document
101.SCH - XBRL Taxonomy Extension Schema Document
101.CAL - XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF - XBRL Taxonomy Extension Definition Linkbase Document
101.LAB - XBRL Taxonomy Extension Label Linkbase Document
101.PRE - XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OP-TECH Environmental Services, Inc.
(Registrant)

Date: May 28, 2013

/s/Charles B. Morgan
Charles B. Morgan
Chief Executive Officer

 /s/ Michael D. McCall
 Michael D. McCall
 Controller and Treasurer