Form 10-Q
period 2012-06-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2013-06-07
CIK 858748

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes   X    or No _ _

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   or No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (April 30, 2013)  11,940,373

OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements

	Consolidated Balance Sheets
	-June 30, 2012 (Unaudited) and December 31, 2011 (Audited)	3

	Consolidated Statements of Operations
	-Three months ended June 30, 2012 and June 30, 2011 (Unaudited)	4
	-Six months ended June 30, 2012 and June 30, 2011 (Unaudited)

	Consolidated Statements of Comprehensive Income	5
	-Three months ended June 30, 2012 and June 30, 2011 (Unaudited)
	-Six months ended June 30, 2012 and June 30, 2011 (Unaudited

	Consolidated Statements of Cash Flows
	-Six months ended June 30, 2012 and June 30, 2011 (Unaudited	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	13

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION	15

	SIGNATURES	16

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

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	June 30,	December 31,
	2012	2011

ASSETS

Current Assets:
Cash	$280,775	$412,141
Accounts receivable, net	7,854,889	9,556,251
Costs on uncompleted projects applicable to future billings	1,080,113	2,123,033
Inventory	378,761	356,243
Current portion of deferred tax asset (Note 9)	550,000	620,000
Prepaid expenses and other current assets	921,319	540,396
	-
Total Current Assets	11,065,857	13,608,064

Property and equipment, net	1,210,583	1,467,357
Deferred tax asset (Note 9)	200,000	200,000
Other long term assets	115,482	121,665

Total Assets	$12,591,922	$15,397,086

LIABILITIES AND STOCKHOLDERS' DEFECIT

Current Liabilities:
Accounts payable	$4,934,984	$6,858,504
Billings in excess of costs and estimated profit
on uncompleted projects	1,041,165	1,256,395
Accrued future losses	118,271	1,253,147
Accrued expenses and other current liabilities	1,228,879	1,080,899
Note payable to bank under line of credit	5,000,000	5,000,000
Convertible notes payable (Note 6)	1,953,667	1,870,333
Current portion of long-term debt (Note 8)	2,971,178	2,827,299

Total Liabilities	17,248,144	20,146,577

Shareholders' Defecit:
Common stock, par value $.01 per share; authorized 120,000,000
shares; 11,940,373 shares issued and outstanding	119,404	119,404
Additional paid-in capital	7,360,558	7,360,558
Accumulated deficit	(12,136,184)	(12,229,453)

	(4,656,222)	(4,749,491)

Total Liabilities and Sharehers' Equity	$12,591,922	$15,397,086

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Project billings and services	$8,911,076	$7,793,768	$14,423,667	$12,701,170

Project costs	6,466,221	5,728,968	10,445,554	9,289,149

Gross margin	2,444,855	2,064,800	3,978,113	3,412,021
	27.4%	26.5%	27.6%	26.9%
Operating expenses:
Payroll expense and related payroll taxes and benefits	870,217	1,276,241	1,956,410	2,509,969
Office Expense	77,078	126,429	180,493	318,965
Occupancy	193,608	222,892	408,136	447,946
Business Insurance	136,500	125,165	259,509	260,524
Professional Services	123,778	116,509	329,778	316,802
Equipment Expenses, net of usage credit	100,649	147,847	269,035	302,215
Other expenses	100,172	(5,947)	97,155	53,685
	1,602,002	2,009,136	3,500,516	4,210,106

Operating income (loss)	842,853	55,664	477,597	(798,085)

Other income and (expense):
Interest expense	(216,305)	(139,472)	(439,432)	(301,084)
Other, net	93,768	44,808	128,602	81,649
	(122,537)	(94,664)	(310,830)	(219,435)

Net income (loss) before income taxes	720,316	(39,000)	166,767	(1,017,520)

Income tax benefit (expense)	(303,000)	17,000	(73,499)	397,000

Net income (loss)	$417,316	$(22,000)	$93,268	$(620,520)

Earnings (loss) per common share:
Basic	$0.03	$(0.002)	$0.01	$(0.05)
Diluted	$0.01	$(0.002)	$0.01	$(0.05)

Weighted average shares outstanding:
Basic	11,940,373	11,940,373	11,940,373	11,940,373
Diluted	50,396,410	11,940,373	48,729,743	11,940,373

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Net income (loss)	$417,316	$(22,000)	$93,268	$(620,520)
Other comprehensive income:

Change in Fair Value of Cash Flow Hedge
net of tax effect	-	2,691	-	4,844

Other comprehensive income	-	2,691	-	4,844

Comprehensive income (loss)	$417,316	$(19,309)	$93,268	$(615,676)

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	June 30,	June 30,
	2012	2011

Operating activities:
Net income (loss)	$93,268	$(620,520)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Gain on sale of equipment	(44,986)	-
Bad debt expense (recovery)	(61,257)	(35,582)
Depreciation and amortization	258,010	325,517
Amortization of discount on convertible notes	83,334	83,333
(Benefit) expense from deferred income taxes	70,000	(397,000)
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	1,762,619	2,802,622
Costs on uncompleted projects applicable to
future billings	1,042,920	(1,466,894)
Billings and estimated profit in excess of costs
on uncompleted contracts	(215,230)	99,893
Prepaid expenses, inventory and other assets	618,870	(684,306)
Other long term assets	6,183	(2,671)
Accounts payable and accrued expenses	(1,775,540)	(1,807,153)
Accrued future project losses	(1,134,876)	-
Net cash provided by (used in) operating activities	703,315	(1,702,761)

Investing activities:
Purchase of property and equipment	(30,250)	(22,144)
Deposit on purchase of building	-	(10,753)
Proceeds from sale of equipment	74,000	-
Net cash provided by (used in) investing activities	43,750	(32,897)

Financing activities:
Proceeds from issuance of convertible notes payable	-	403,000
Redemption of convertible note payable	-	(20,000)
Proceeds from note payable to bank and current
and long-term borrowings, net of financing costs	-	1,907,962
Principal payments on current and long-term borrowings	(878,431)	(548,305)
Net cash provided by (used in) financing activities	(878,431)	1,742,657

Increase (decrease) in cash	(131,366)	6,999

Cash at beginning of period	412,141	646,560

Cash at end of period	$280,775	$653,559

Non-cash item
Non-cash debt refinancing	$-	$4,794,335
Non-cash refinancing of insurance	$1,022,311	$554,005

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

3. Related Party Transactions

The Company utilizes subcontract labor purchased from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company.  The costs for these services amounted to approximately $1,710,000 and $910,000 for the six months ended June 30, 2012 and 2011.  At June 30, 2012, the Company had a payable to St. Lawrence of approximately $223,000 which is included in accounts payable.  At June 30, 2011, the Company had a receivable from St. Lawrence of approximately $187,000 as a result of advances made prior to the performance of services.

Additionally, the Company has entered into Secured Loan Agreements with members of management as discussed in Note 6 below.

4.  Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding.  There are outstanding options under the Company’s Stock Option Plan and warrants expiring May 2013 that were issued to a financial advisor in May 2002 to purchase 480,000 shares of common stock at $0.066 per share. The convertible notes payable with a face value of $2,000,000 are convertible into shares of common stock at the election of the holders of the Convertible Notes at $0.06 per share as more fully explained in Note 6.  The options, warrants and shares which can be issued on conversion of these convertible notes were not included in the calculation of diluted earnings per share for 2011 as they would be anti-dilutive due to the net loss.  The 2012 net income used in computing diluted earnings per share represents reported net income plus interest expense of $85,000 and $170,000 (net of tax of $56,667 and $113,333 respectively) for three and six months ended June 30, 2012, assuming conversion of the notes at the beginning of the respective periods.

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

Amortization expense related to the Convertible Note discounts was $83,333 for the six months ending June 30, 2012 and is included in interest expense.

The remaining amortization period for the discount is 2 months for the first tranche of $1,332,000, 6 months for second tranche of $285,000, and 6 months for the third tranche of $383,000, net of redemptions.

Interest expense recorded on these notes amounted to $283,000 for the six months ended June 30, 2012 yielding an effective interest rate of 14.2%.  The unamortized discount was approximately $46,000 at June 30, 2012.

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

7.  Long-Term Debt

The loan agreement requires a financial covenant to be measured at June 30, 2012.  Due to the losses incurred during 2011 that debt covenant was violated at June 30, 2012.  The default on the financing loan agreement also caused a default on the convertible note agreements.  The Company did not receive a waiver from the bank for a violation of the debt covenants.  Additionally, the Company was under-collateralized for the borrowing base calculation related to the line of credit at June 30, 2012.

For these reasons the long-term debt was reclassified to current liabilities and a reduction in working capital.  Additionally, if the bank demanded repayment of the debt, the Company may not have sufficient capital to operate and there would be substantial doubt about its ability to continue as a going concern.

8.  Income Taxes

For the six months ended June 30, 2012, the Company maintained its valuation allowance for deferred tax assets.  The company has approximately $9,200,000 of other net operating loss carryforwards that may be utilized when the Company generates taxable income.  Management has assessed the potential utilization of other net operating loss carryforwards including those that will be generated in 2012 and determined that it is more likely than not that the Company will be able to generate taxable income to utilize a portion of the net operating losses with expiration dates of 2018 through 2031.

PART I – FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, the Company had cash of $280,775 compared to $412,141 at December 31, 2011.  The cash balance has decreased due to payments to decrease the accounts payable balances.

At June 30, 2012, the Company had working capital of ($6,182,287) compared to ($6,538,513) at December 31, 2011, with a current ratio of .64 to 1 at June 30, 2012 and .68 to 1 at December 31, 2011.  The slight decrease in the current ratio is primarily a result of the reducing the costs on uncompleted projects applicable to future billings for the six months of 2012.

For the six months ended June 30, 2012, the Company’s net cash provided by operations was $703,315 compared to net cash used in operations of ($1,702,761) during the six months ended June 30, 2011.  The cash provided by operating activities for the six months ended June 30, 2012 was due to significant collections of receivable balances.

The Company’s net cash provided by investing activities was $43,750 during the first six months ended June 30, 2011 compared to a net cashed used in investing activities of ($32,897) during the six months ended June 30, 2011.   The cash provided by investing activities for the six months ended June 30, 2012 was due to the sale of equipment.

For the six months ended June 30, 2012, the Company’s net cash used in financing activities was ($878,431) compared to net cash provided by financing activities of $1,742,657 during the six months ended June 30, 2011.  The net cash used in financing activities for the six months ended June 30, 2012 was due to payments on financing agreements.

The Company refinanced the senior debt on April 22, 2011.  The new loan agreement provides for short-term borrowings up to $5,000,000 on a revolving basis at LIBOR plus 3.5%, and a term loan of $3,000,000 due in monthly principal installments of $50,000 plus interest at LIBOR plus 3.5% through 2016.

During the first quarter of 2012, all principal payments on the Company’s debt were made within payment terms.

The loan agreement requires a financial covenant to be measured at June 30, 2012.  As more fully discussed in Note 7, due to the losses incurred during 2011, a violation of that debt covenant occurred.

RESULTS OF OPERATIONS

PROJECT REVENUE

The Company's project revenue for the second quarter of 2012 increased 14% to $8,911,076 from $7,793,768 for the second quarter of 2011.  For the six-month period ended June 30, 2012 the Company’s revenues have increased 14% to $14,423,667 from $12,701,170 for the six months ended June 30, 2012.  The increase in revenue is attributed to higher project volume in 2012 that came from both the backlog and unanticipated work that the Company was able to obtain.

PROJECT COSTS AND GROSS MARGIN

Project costs for the second quarter of 2012 increased 13% to $6,466,221 from $5,728,968 for the same period in 2011.  Project costs as a percentage of revenues were 72.6% and 73.5% for the three months ended June 30, 2012 and 2011, respectively.  Gross margin for the second quarter of 2012 increased slightly to 27.4% from 26.5% for the same period in 2011.  For the six-month period ended June 30, 2012, project costs increased $1,156,405 to $10,445,554 from $9,289,149 for the six months ended June 30, 2011.  Gross margin as a percentage of revenues were 27.6% and 26.9% for the six months ended June 30, 2012 and 2011, respectively.  The increase in gross margin is primarily attributed to the project mix with recurring projects yielding higher blended margins. This includes work that was primarily labor intensive with higher time and material rates that accounted for additional work that the company was able to secure.

OPERATING EXPENSES

Operating expenses for the quarter ended June 30, 2012 decreased 20% to $1,602,002 from $2,009,136 for the same period in 2011.  Operating expenses as a percentage of revenues decreased to 18.0% for the three months ended June 30, 2012 compared to 25.8% for the comparable period in 2011.

When comparing the second quarter of 2012 to 2011, the increase in operating expenses was a combination of the following:

•	Payroll and payroll related expense decreasing due to decreases in staff levels and increases in project manager billability in 2012.

•	Office expenses decreased due a decline in IT and telephone expenditures. Certain office assets also became fully amortized during 2011.

For the six-month period ended June 30, 2012, operating expenses decreased 17% to $3,500,516 from $4,210,106.  Operating expenses as a percentage of revenues decreased to 24.3% for the six months ended June 30, 2012 compared to 33.1% for the same period in 2011.

INTEREST EXPENSE

Interest expense for the quarter ended June 30, 2012 increased 55% to $216,305 from $139,472 for the same period in 2011.  Interest costs for the six months ended June 30, 2012 increased from 46% to $439,432 from $301,084 for the six months ended in 2011.  This increase is due to the interest related to the convertible notes payable increasing from 6% to 20% under the default rate provision.

NET INCOME (LOSS) BEFORE INCOME TAXES

Net income before income taxes for the quarter ended June 30, 2012 was $720,316 compared to a net loss before income taxes of ($39,000) for same period in 2011.  Net income before income taxes for the six months ended June 30, 2012 was $166,767 compared to the net loss of ($1,017,520) for the six months ended June 30, 2011.  Net income before income taxes is primarily a result of the increase in project billings and gross margin, accompanied by a decrease of overhead expenses for the 2012 periods.

INCOME TAX (EXPENSE) BENEFIT

The Company recorded an income tax expense of ($303,000) for the quarter ended June 30, 2012 compared to an income tax benefit of $17,000 for same period in 2011.  The Company recorded income tax expense of ($73,499) for the six months ended June 30, 2012 compared to income tax benefit of $397,000 for the six months June 30, 2011.

NET INCOME (LOSS)

Net income for the quarter ended June 30, 2012 was $417,316 or $.03 per share basic and $.01 per share diluted compared to net loss of ($22,000) or ($.002) per share basic and diluted for same period in 2011.  Net income (loss) for the six months ended June 30, 2012 and 2011 was $93,268 and ($620,520), respectively.

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

(b) Changes in Internal Controls.
Due to the assessment that controls are effective, the Company did not enact changes to internal controls during the quarter ended June 30, 2012.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended June 30, 2012, there were no significant items of litigations or legal proceedings.

Item 1A. Risk Factors.

None

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

/s/ Charles B. Morgan
Charles B. Morgan
Chief Executive Officer

/s/ Michael D. McCall
Michael D. McCall
Controller and Treasurer