Form 10-Q
period 2012-09-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2013-06-07
CIK 858748

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes   X    or No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   or No _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (September 30, 2012)  11,940,373

OP-TECH Environmental Services, Inc. and Wholly-Owned Subsidiaries

INDEX

PART I.	FINANCIAL INFORMATION	Page No.

Item 1.	Financial Statements

	Consolidated Balance Sheets
	-September 30, 2012 (Unaudited) and December 31, 2011 (Audited)	3

	Consolidated Statements of Operations
	-Three months ended September 30, 2012 and September 30, 2011 (Unaudited)	4
	-Nine months ended September 30, 2012 and September 30, 2011 (Unaudited)

	Consolidated Statements of Comprehensive Income
	-Three months ended September 30, 2012 and September 30, 2011 (Unaudited)	5
	-Nine months ended September 30, 2012 and September 30, 2011 (Unaudited)

	Consolidated Statements of Cash Flows
	-Nine months ended September 30, 2012 and September 30, 2011 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	13

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION	15

	SIGNATURES	16

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

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	September 30,	December 31,
	2012	2011

ASSETS

Current Assets:
Cash	$896,224	$412,141
Accounts receivable, net	7,111,224	9,556,251
Costs on uncompleted projects applicable to future billings	801,697	2,123,033
Inventory	411,971	356,243
Current portion of deferred tax asset (Note 9)	150,000	620,000
Prepaid expenses and other current assets	642,399	540,396
	-
Total Current Assets	10,013,515	13,608,064

Property and equipment, net	1,138,328	1,467,357
Deferred tax asset (Note 9)	200,000	200,000
Other long term assets	113,641	121,665

Total Assets	$11,465,484	$15,397,086

LIABILITIES AND STOCKHOLDERS' DEFECIT

Current Liabilities:
Accounts payable	$3,357,198	$6,858,504
Billings in excess of costs and estimated profit
on uncompleted projects	1,014,239	1,256,395
Accrued future losses	59,117	1,253,147
Accrued expenses and other current liabilities	1,506,970	1,080,899
Note payable to bank under line of credit	5,000,000	5,000,000
Convertible notes payable (Note 6)	1,995,334	1,870,333
Current portion of long-term debt (Note 8)	2,504,818	2,827,299

Total Liabilities	15,437,676	20,146,577

Shareholders' Defecit:
Common stock, par value $.01 per share; authorized 120,000,000
shares; 11,940,373 shares issued and outstanding	119,404	119,404
Additional paid-in capital	7,360,558	7,360,558
Accumulated deficit	(11,452,154)	(12,229,453)

	(3,972,192)	(4,749,491)

Total Liabilities and Sharehers' Equity	$11,465,484	$15,397,086

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Project billings and services	$8,497,189	$9,282,640	$22,920,856	$21,983,810

Project costs	5,563,052	8,458,968	16,008,606	17,748,117

Gross margin	2,934,137	823,672	6,912,250	4,235,693
	34.5%	8.9%	30.2%	19.3%
Operating expenses:
Payroll expense and related payroll taxes and benefits	901,845	1,125,082	2,858,255	3,635,051
Office Expense	92,345	168,736	272,838	487,701
Occupancy	210,598	218,634	618,734	666,580
Business Insurance	113,830	123,095	373,339	383,619
Professional Services	109,293	136,005	439,071	452,807
Equipment Expenses, net of usage credit	148,504	114,482	417,539	416,697
Other expenses	38,574	92,644	135,729	146,329
	1,614,989	1,978,678	5,115,505	6,188,784

Operating income (loss)	1,319,148	(1,155,006)	1,796,745	(1,953,091)

Other income and (expense):
Interest expense	(219,880)	(147,113)	(659,312)	(448,197)
Other, net	(12,938)	44,076	115,664	125,724
	(232,818)	(103,037)	(543,648)	(322,473)

Net income (loss) before income taxes	1,086,330	(1,258,043)	1,253,097	(2,275,564)

Income tax benefit (expense)	(402,300)	140,000	(475,799)	537,000

Net income (loss)	$684,030	$(1,118,043)	$777,298	$(1,738,564)

Earnings (loss) per common share:
Basic	$0.06	$(0.09)	$0.07	$(0.15)
Diluted	$0.01	$(0.09)	$0.02	$(0.15)

Weighted average shares outstanding:
Basic	11,940,373	11,940,373	11,940,373	11,940,373
Diluted	52,543,076	11,940,373	48,729,743	11,940,373

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENT OF OTHER COMPREHENSIVE INCOME

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Net income (loss)	$684,030	$(1,118,043)	$777,298	$(1,738,564)
Other comprehensive income:

Change in Fair Value of Cash Flow Hedge
net of tax effect	-	-	-	4,844

Other comprehensive income	-	-	-	4,844

Comprehensive income (loss)	$684,030	$(1,118,043)	$777,298	$(1,733,720)

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	September 31,	September 31,
	2012	2011

Operating activities:
Net income (loss)	$777,298	$(1,738,654)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Gain on sale of equipment	-	-
Bad debt expense (recovery)	(27,335)	(2,032)
Depreciation and amortization	372,350	475,730
Amortization of discount on convertible notes	125,001	125,417
(Benefit) expense from deferred income taxes	470,000	(539,000)
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	2,472,362	357,904
Costs on uncompleted projects applicable to
future billings	1,321,336	(1,744,502)
Billings and estimated profit in excess of costs
on uncompleted contracts	(242,156)	462,004
Prepaid expenses, inventory and other assets	789,623	(336,052)
Other long term assets	8,024	(40,381)
Accounts payable and accrued expenses	(3,075,234)	(315,861)
Accrued future project losses	(1,194,030)	-
Net cash provided by (used in) operating activities	1,797,239	(3,295,427)

Investing activities:
Purchase of property and equipment	(43,321)	(43,938)
Deposit on purchase of building	-	(10,753)
Proceeds from sale of equipment	74,000	-
Net cash provided by (used in) investing activities	30,679	(54,691)

Financing activities:
Increase (decrease) in outstanding checks in excess of bank balance	-	49,501
Proceeds from issuance of convertible notes payable	-	403,000
Redemption of convertible note payable	-	(20,000)
Proceeds from note payable to bank and current
and long-term borrowings, net of financing costs	-	3,147,297
Principal payments on current and long-term borrowings	(1,343,835)	(863,061)
Net cash provided by (used in) financing activities	(1,343,835)	2,716,737

Increase (decrease) in cash	484,083	(633,381)

Cash at beginning of period	412,141	646,560

Cash at end of period	$896,224	$13,179

Non-cash item
Non-cash debt refinancing	$-	$4,794,335
Non-cash refinancing of insurance	$1,022,311	$554,009

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

3. Related Party Transactions

The Company utilizes subcontract labor purchased from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company.  The costs for these services amounted to approximately $2,067,000 and $1,760,000 for the nine months ended September 30, 2012 and 2011.  At September 30, 2012, the Company had a payable to St. Lawrence of approximately $64,000 which is included in accounts payable.  At September 30, 2011, the Company had a payable to St. Lawrence of approximately $49,000.

Additionally, the Company has entered into Secured Loan Agreements with members of management as discussed in Note 6 below.

4.  Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding.  There are outstanding options under the Company’s Stock Option Plan and warrants expiring May 2013 that were issued to a financial advisor in May 2002 to purchase 480,000 shares of common stock at $0.066 per share. The convertible notes payable with a face value of $2,000,000 are convertible into shares of common stock at the election of the holders of the Convertible Notes at $0.06 per share as more fully explained in Note 6.  The options, warrants and shares which can be issued on conversion of these convertible notes were not included in the calculation of diluted earnings per share for 2011 as they would be anti-dilutive due to the net loss.  The 2012 net income used in computing diluted earnings per share represents reported net income plus interest expense of $79,450 and $249,450 (net of tax of $52,967 and $166,300, respectively) for the three and nine months ended September 30, 2012, assuming conversion of the notes at the being of the respective periods.

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

The Company also entered into a Security Agreement to secure payment and performance of its obligations under the Convertible Notes pursuant to which it granted the holders of the Convertible Notes a security interest in all of its assets.  The security granted is subordinated to a security interest granted to the Senior Debt. The Company’s sole active subsidiary also guaranteed all amounts owed by the Company under the Convertible Notes.  Accrued interest is also converted at $0.06 per share.

Amortization expense related to the Convertible Note discounts was $115,750 for the nine months ending September 30, 2012 and is included in interest expense.

There is no more remaining amortization period for the discount related to the first tranche of $1,332,000, 3 months remains for second tranche of $285,000, and 3 months remains for the third tranche of $383,000, net of redemptions.

Interest expense recorded on these notes amounted to $415,000 for the nine months ended September 30, 2012 yielding an effective interest rate of 27.7%. The unamortized discount was approximately $14,000 at September 30, 2012.

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

7.  Long-Term Debt

The loan agreement requires a financial covenant to be measured at September 30, 2012.  Due to the losses incurred during 2011 that debt covenant was violated at September 30, 2012.  The default on the financing loan agreement also caused a default on the convertible note agreements.  The Company did not receive a waiver from the bank for a violation of the debt covenants.  Additionally, the Company was under-collateralized for the borrowing base calculation related to the line of credit at September 30, 2012.

For these reasons the long-term debt was reclassified to current liabilities and a reduction in working capital.  Additionally, if the bank demanded repayment of the debt, the Company may not have sufficient capital to operate and there would be substantial doubt about its ability to continue as a going concern.

8.  Income Taxes

For the nine months ended September 30, 2012, the Company maintained its valuation allowance for deferred tax assets.  The company has approximately $9,200,000 of other net operating loss carryforwards that may be utilized when the Company generates taxable income.  Management has assessed the potential utilization of other net operating loss carryforwards including those that will be generated in 2012 and determined that it is more likely than not that the Company will be able to generate taxable income to utilize a portion of the net operating losses with expiration dates of 2018 through 2031.

PART I – FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, the Company had cash of $896,224 compared to $412,141 at December 31, 2011.  The cash balance has increased due to improved collection of receivables and profitable operating activities.

At September 30, 2012, the Company had working capital of ($5,424,161) compared to ($6,538,513) at December 31, 2011, with a current ratio of .65 to 1 at September 30, 2012 and .68 to 1 at December 31, 2011.  The current ratio remained the same for the periods stated.

For the nine months ended September 30, 2012, the Company’s net cash provided by operations was $1,797,239 compared to net cash used in operations of $3,295,427 during the nine months ended September 30, 2011.  The cash provided by operating activities for the nine months ended September 30, 2012 was due to significant collections of receivable balances and the billing of previous costs that were applicable to future billings.

The Company’s net cash provided by investing activities of $30,679 during the first nine months ended September 30, 2012 compared to a net cashed used in investing activities of $54,691 during the nine months ended September 30, 2011.   The cash provided by investing activities for the nine months ended September 30, 2012 of the year was due to the sale of equipment.

For the nine months ended September 30, 2012, the Company’s net cash used in financing activities was $1,343,835 compared to net cash provided by financing activities of $2,716,737 during the nine months ended September 30, 2011.  The net cash used in financing activities for the nine months ended September 30, 2012 was due to payments on financing agreements.

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

The loan agreement requires a financial covenant to be measured at September 30, 2012.  As more fully discussed in Note 7, due to the losses incurred during 2011, a violation of that debt covenant occurred.

RESULTS OF OPERATIONS

PROJECT REVENUE

The Company's project revenue for the third quarter of 2012 decreased 8% to $8,497,189 from $9,282,640 for the third quarter of 2011.  For the nine month period ended September 30, 2012 the Company’s revenues have increased 4% to $22,920,856 from $21,983,810 for the nine months ended September 30, 2012.  The decrease in revenue for the third quarter of 2012 is due to the company focusing on lower revenue but higher profit work for that three month period, as compared to the 2011 period which included three large projects that had low margins.  For the nine months ended September 30, 2012 the company did have an increase in revenue due to both the backlog and projects that the Company was able to execute in the second quarter of 2012.

PROJECT COSTS AND GROSS MARGIN

Project costs for the third quarter of 2012 decreased 34% to $5,563,052 from $8,458,968 for the same period in 2011.  Project costs as a percentage of revenues were 65.5% and 91.1% for the three months ended September 30, 2012 and 2011, respectively.  Gross margin for the third quarter of 2012 increased to 34.5% of revenues from 8.9% for the same period in 2011.  For the nine month period ended September 30, 2012, project costs decreased $1,739,511 to $16,008,606 from $17,748,117 for the nine months ended September 30, 2011.  Gross margin as a percentage of revenues were 30.2% and 19.9% for the nine months ended September 30, 2012 and 2011, respectively.  The increase in gross margin is primarily attributed to the project mix with recurring projects yielding higher blended margins. This includes work that was primarily labor intensive with higher time and material rates that accounted for additional work that the company was able to secure.

OPERATING EXPENSES

Operating expenses for the quarter ended September 30, 2012 decreased 18% to $1,614,989 from $1,978,678 for the same period in 2011.  Operating expenses as a percentage of revenues decreased to 19.0% for the three months ended September 30, 2012 compared to 21.3% for the comparable period in 2011.

When comparing the third quarter of 2012 to 2011, the increase in operating expenses was a combination of the following:

•	Payroll and payroll related expense decreased due to decreases in staff levels and increases in project manager billability in 2012.

•	Office expenses decreased due a decline in IT and telephone expenditures. Certain office assets also became fully amortized during 2011.

For the nine month period ended September 30, 2012, operating expenses decreased 17% to $5,115,505 from $6,188,784.  Operating expenses as a percentage of revenues decreased to 22.3% for the nine months ended September 30, 2012 compared to 28.2% for the same period in 2011.

INTEREST EXPENSE

Interest expense for the quarter ended September 30, 2012 increased 49% to $219,880 from $147,113 for the same period in 2011.  Interest costs for the nine months ended September 30, 2012 increased 47.1% to $659,312 from $448,197 for the nine months ended in 2011.  This increase is due to the interest related to the convertible notes payable increasing from 6% to 20% under the default rate provision.

NET INCOME (LOSS) BEFORE INCOME TAXES

Net income before income taxes for the quarter ended September 30, 2012 was $1,086,330 compared to a net loss before income taxes of ($1,258,043) for same period in 2011.  Net income before income taxes for the nine months ended September 30, 2012 was $1,253,097 compared to the net loss of ($2,275,564) for the nine months ended September 30, 2011.  Net income before income taxes is primarily a result of the increase in project billings and gross margin, accompanied by a decrease of overhead expenses for the 2012 periods.

INCOME TAX (EXPENSE) BENEFIT

The Company recorded income tax expense for the quarter ended September 30, 2012 of ($402,300) compared to an income tax benefit of $140,000 for same period in 2011.  The Company recorded income tax expense of ($475,799) for the nine months ended September 30, 2012 compared to income tax benefit of $537,000 for the nine months September 30, 2011.
NET INCOME (LOSS)

Net income for the quarter ended September 30, 2012 was $684,030 or $.06 per share basic and $.01 per share diluted compared to net loss of ($1,118,043) or ($.09) per share basic and diluted for same period in 2011.  Net income (loss) for the nine months ended September 30, 2012 and 2011 was $777,298 and ($1,738,564), respectively.

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

(b) Changes in Internal Controls.
Due to the assessment that controls are effective, the Company did not enact changes to internal controls during the quarter ended September 30, 2012.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended September 30, 2012, there were no significant items of litigation or legal proceedings.

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