Form 10-K
period 2012-12-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2013-06-07
CIK 858748

Securities and Exchange Commission
Washington, DC 20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(State or other jurisdiction ofor organization)       (I.R.S. Employer incorporation   Identification No.)

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

The Company operates field offices in Syracuse, Massena, Rochester, Albany, Waverly and Buffalo, New York, as well as Philadelphia and Pennsylvania.

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

Customers

The Company’s client base includes state agencies, industrial companies, railroads, real estate developers, auto parts manufacturers, aluminum producers, utility companies, waste disposal firms, municipalities, and engineering firms.    During 2012, the Company performed services for approximately 500 clients.   These projects were substantially all short-term (six months or less) in nature.  The largest business segment for the each of the years ended December 31, 2012, 2011, and 2010, was Environmental Remediation services.  Environmental Remediation services accounted for 18%, 30%, and 39% of the Company’s revenues for the years ended December 31, 2012, 2011, and 2010, respectively.  For the past three fiscal years, all of the Company’s revenues were generated from customers in the United States.

During 2012, the Company had project revenue of approximately $7,235,190 related to several contracts with the New York State Department of Environmental Conservation, which totaled approximately 22% of the Company’s revenues.   A portion of that revenue is related to the spill response and remediation contracts with the New York State Department of Environmental Conservation. While the Company maintains its position on the spill response contract, it relinquished its prime position in the remediation contract on October 1, 2010.  This position on the remediation contract was relinquished due to a poor return on investment with significant overhead requirements and reduced overall spending by the New York State Department of Environmental Conservation.

During 2012, the Company had project revenue of approximately $3,990,000 related to many service and remediation contracts with National Grid, a large utility company, which totaled approximately 12% of the Company’s revenues.

During 2012, the Company had sales of approximately $3,381,000 to ALCOA, which totaled approximately 10% of the Company’s revenues.

Insurance and Bonding

The Company maintains commercial general liability, asbestos liability and pollution liability insurance which provides an aggregate coverage limit of $15 million.   In addition, the Company maintains workers’ compensation, comprehensive automobile, and Directors and Officers liability insurance. We believe that the Company’s insurance coverage is consistent with the insurance requirements found in the environmental remediation industry.

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

Available Information

The Company’s internet address is www.op-tech.us.  The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports are available on the Company’s website as soon as reasonably practicable after the Company electronically files such material with the Securities and Exchange Commission (SEC).  The information found on the Web site is not part of this or any other report the Company files or furnishes to the SEC.

The public may read and copy any materials that the Company files with the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington, DC 20549.   The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains electronic versions of the reports on its website at www.sec.gov.

ITEM 2. PROPERTIES

The Company leases its corporate headquarters in East Syracuse, NY and its branch office locations in Syracuse, Buffalo, Rochester, Massena, Waverly, Albany, and Norristown, PA.  The Company leases an aggregate of approximately 116,933 square feet of office, shop and warehouse space at those locations.  The leases expire at various times through November 30, 2016.  The current aggregate monthly lease payment is $57,183 plus utilities.  The Company has prepaid rent on a building of approximately $60,000.

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

In 2012, the Company made a settlement for $100,000 with the New York State Department of Labor related to asbestos operations.  The Company’s asbestos handling license is current and in compliance.

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

(b)	At April 30, 2013, there were approximately 134 holders of record of the Company’s common stock.
(c)	The Company has never paid any dividends.

Equity Compensation Plan Information

The information shown below is as of December 31, 2012.
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	259,673	$0.28	307,371
Equity compensation plans not approved by security holders	-	-	-
Total	259,673	$0.28	307,371

ITEM 6. SELECTED FINANCIAL DATA

Statement of Operations Data

	Year Ended December 31,

	2012	2011	2010	2009	2008
Project Billings and Services	$30,665,334	$46,036,043	$36,023,901	$36,632,276	$32,483,687
Net Income (loss)	(7,481,702)	786,271	(1,884,890)	654,927	(405,574)
Net Income (loss) per Share
- Basic	$(0.63)	$0.07	$(0.16)	$0.05	$(0.03)
- Diluted	$(0.63)	$0.03	$(0.16)	$0.05	$(0.03)

Balance Sheet Data

	As of December 31,

	2012	2011	2010	2009	2008
Total Assets	$12,626,715	$15,397,086	$17,311,318	$18,113,208	$17,149,598
Long-Term Obligations	-	-	2,684,500	-	6,249,748
Total Liabilities	16,371,001	20,146,577	14,651,118	16,536,095	13,702,400
Shareholders’ Equity (Deficit)	(3,744,286)	(4,749,491)	$2,660,200	1,577,113	3,447,198

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE LEVEL OVERVIEW

The Company is a leading provider of environmental and industrial services throughout the Northeastern and Mid-Atlantic regions of the United States.    The Company serves over 600 customers, including a significant number of the top 500 engineering firms, hundreds of smaller private entities and numerous federal, state and local government agencies.

The Company’s strategy is to apply its expertise in the environmental remediation industry to increase market share, increase profitability and enhance shareholder value.

In 2012, the Company was able to be highly profitable primarily due to healthy margins on projects combined with a reduction of overhead costs.  The Company was also able to successfully negotiate contracts that had favorable pay terms, which alleviated pressure related to financing operations.  Projects that the company performed were also executed timely, so that a high productivity contributed to better margins.  During the year the Company re-enforced the importance of increasing billability for operation managers and making necessary reductions in staff which resulted in lower overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012, the Company had cash and cash equivalents of $1,241,052 as compared to $412,141 at December 31, 2011.

At December 31, 2012, the Company had negative working capital of $5,182,135 compared to negative working capital of $6,538,513 at December 31, 2011. The Company had a current ratio of approximately .68 to 1 at the end of 2012 compared to .68 to 1 at the end of 2011.  The improvement in working capital is attributed to the Company having a profitable year in 2012.

Cash provided by operating activities during 2012 was $2,610,719 compared to cash used by operating activities of $3,261,534 during 2011. The cash provided by operating activities in 2012 was due to the billing and improved collection of accounts receivable.  The cash used by operating activities in 2011 was mainly attributable to the net loss for the year offset by the increase in the deferred tax asset valuation allowance.

The Company’s net cash used in investing activities of $132,341 during 2012 was due to the purchase of equipment.  During 2011 the Company had net cashed used in investing of $54,888 which was primarily attributable to the purchase of various field and office equipment.

Cash used in financing activities of $1,649,467 in 2012 was related to principal payment on financing agreements for insurance and term loans.  Cash provided by financing activities of $3,082,003 in 2011 was primarily due to the new debt financing.  The Company also issued convertible notes of $403,000 during 2011.  The proceeds were used to reduce debt and current liabilities.

The Company refinanced the senior debt on April 22, 2011.  The new loan agreement provides for short-term borrowings up to $5,000,000 on a revolving basis at LIBOR plus 3.5%, and a term loan of
$3,000,000 due in monthly principal installments of $50,000 plus interest at LIBOR plus 3.5% through
2016.

During 2012, all principal payments on the Company’s debt were made within payment terms. The Company was not in compliance with the financial covenants as of December 31, 2012 and December 31, 2011.  The Company received a waiver for December 31, 2011.  Based on violations during the first quarter of 2012, the Company has classified the debt as current.

As of December 31, 2012, borrowing against the revolving loan aggregated $5,000,000.

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

The Company’s 2012 negative working capital and retained deficit at December 31, 2012 may make it difficult to finance projects in the future.  This factor is considered prior to agreeing to perform projects.

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
OFF BALANCE SHEET ARRANGEMENTS

The Company had no off balance sheet arrangements at December 31, 2012 or December 31, 2011 that require disclosure under this item.

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

2012 COMPARED TO 2011

Revenues

During the year ended December 31, 2012, the Company’s revenues increased 5.1% to $32,264,051 as compared to $30,665,334 for the year ended December 31, 2011.

When comparing 2012 to 2011, project revenue remained consistent.  Revenue in 2012 was derived from securing work that could be financed in the company’s current financial condition.  The Company’s ability to increase revenue is expected to remain constrained until such time, if any, as the Company is able to improve its financial condition and access to working capital.

Project Costs and Gross Margin

Project  costs  for  the  year  ended  December  31,  2012  decreased  17.6% to $22,989,815 from $27,887,648 for the year ended December 31, 2011.  Project costs as a percentage of revenues were 71.3% for the year ended December 31, 2012, compared to 90.9% for the year ended December 31, 2011.  The gross profit margin for the year ended December 31, 2012 was 28.7% compared to 9.1% for the year ended December 31, 2012.  Gross profit in dollars increased 233.9% to $9,274,236 from $2,777,686 in 2011.  The increase in gross profit margin is attributed to the company securing high margin work with recurring customers in 2012.  Also, the margin in 2011 was unusually low due to additional costs caused by changes in conditions, shortfalls in the bidding process and lower than anticipated production levels.

Project costs from St. Lawrence Industrial Services, Inc., a related party, amounted to approximately $2,510,000 in 2012 and $3,135,000 in 2011.

Selling, General, and Administrative Expenses

During the year ended December 31, 2012, selling, general, and administrative (“SG&A”) expenses decreased 16.4% to $6,938,017 compared to $8,295,795 for the previous year.

SG&A expenses as a percentage of revenue decreased to 21.5% for the year ended December 31, 2012 from 27.1% for the year ended December 31, 2011.

When comparing 2012 to 2011, the decrease in 2012 operating expenses is primarily attributed to the following:

•
Payroll and related expenses decreased 21.5% to $3,805,995 from $4,848,138 in 2011.  The decrease is related to the improved utilization of project management labor and reduction in overhead staff levels.

•	Office expense decreased 25.1% to $405,162 from $540,890. The decrease is due to a decline in IT and telephone expenditures. Certain office assets also became fully amortized during 2011.

Operating Income

As a result of the factors discussed above, for the year ended December 31, 2012, the Company reported an operating income of $2,336,219 compared to operating loss of ($5,518,109) for the previous year.

Interest Expense

Interest expense increased 26.7% to $829,347 in 2012 compared to $654,319 in 2011.  The increase in interest expense is due to the default on the convertible notes at December 31, 2011, which increased the interest rate from 6% to 20%.  This interest is accrued and has not been paid out.

Net Income (Loss) Before Income Taxes

Net income before income taxes amounted to $1,621,414 in 2012 compared to a net loss before income taxes of ($6,060,102) in 2011.

Income Tax Expense

The Company recorded a net income tax expense of $616,209 in 2012 compared to an income tax expense of $1,421,600 in 2011. The decrease is due to the increase of the deferred tax valuation allowance in 2011.

Net Income (Loss)

Net income for the year ended December 31, 2012 was $1,005,205 or $0.08 per share basic and $0.03 per share diluted compared to net loss of ($7,481,702) or ($0.63) per share basic and diluted for the year ended December 31, 2011.

Key Performance Indicators

Management measures labor efficiency and underbilling on a weekly basis in addition to project revenue and gross margin discussed above.  Equipment utilization remained consistent year to year, and billable labor hours increased to 68% for the year ended December 31, 2012 from 63% for the year ended December 31, 2011.

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
•
Professional services decreased 10.9% to $726,162 from $814,689 in 2010.  In 2010 the Company incurred consulting costs related to bank relations.  During 2011 the Company refinanced and as a result did not incur similar professional services.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

The Company is exposed to market risk, including changes in interest rates because of its variable rate debt. To manage the potential exposure, the Company may enter into various derivative transactions, mainly interest rate swaps.  The financial impact of these hedging instruments are offset in part or in whole by corresponding changes in the underlying exposures being hedged.  The Company does not hold or issue derivative financial instruments for trading purposes. Note 8 to the consolidated financial statements includes a discussion of the Company’s accounting policies for financial instruments.

Based on the Company’s overall interest rate exposure as of and during the year ended December 31, 2012, including rate sensitive instruments, a one percent change in interest rates would increase or decrease interest expense by approximately $80,000 annually.

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

Report On Internal Control Over Financial Reporting — We have evaluated OP-TECH’s internal control over financial reporting as of December 31, 2012. This evaluation was based on criteria for effective internal control over financial reporting set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the evaluation performed, we believe that our system of disclosure controls and procedures effectively achieve their objectives.

Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only Management's report in this annual report.

Report On Disclosure Controls And Procedures — As of December 31, 2012, we carried out an evaluation of the effectiveness of the design and operation of OP-TECH’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange  Act”).   Based upon that evaluation we concluded that OP-TECH’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in OP-TECH’s periodic filings under the Exchange Act is accumulated and communicated to us to allow timely decisions regarding required disclosures, and such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

ITEM 9b. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVES, OFFICERS AND CORPORATE GOVERNMENT

The following table sets forth certain information about the directors of the Company, all of whom were re-appointed by unanimous consent in October 2011 for a term until a subsequent election of directors occurs.

Each director has served continuously since he was first elected.

The Board of Directors held two meetings during the last calendar year.  All of the directors attended 50% or more of the total number of meetings held by the Board of Directors.

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

AUDIT COMMITTEE

The members of the Committee are Messrs. George Lee and Richard Elander. The Committee operates under a written charter adopted by the Board of Directors.  The Committee held one meeting during the year ended December 31, 2012. Its duties and responsibilities include:

•	Oversight of the financial reporting process and management’s responsibility for the integrity, accuracy and objectivity of financial reports, and accounting and financial reporting practices.
• •	Recommending to the Board the appointment of the Company’s independent registered accounting firm. Oversight of the adequacy of the Company's system of internal controls.
•	Oversight of management practices relating to ethical considerations and business conduct, including compliance with laws and regulations.

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

The Committee recommended to the Board of Directors the appointment of Dannible & McKee, LLP as the Company’s independent accountants for the year 2012.  The Company’s independent accountants provided to the Committee the written disclosure required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee discussed with the independent accountants that firm’s independence.

Management represented to the Committee that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles.  The Committee has reviewed and discussed the consolidated financial statements with management and the independent accountants.  The Committee discussed with the independent accountants matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees) as currently in effect.  Based on these discussions and reviews, the Committee recommended that the Board of Directors include the audited consolidated financial statements in the Company’s Annual Report on Form  10-K for the  year ended December 31, 2012 for filing with the Securities and Exchange Commission.

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

In this context, the Committee has reviewed and discussed with management and Dannible & McKee, LLP the audited financial statements for the year ended December 31, 2012.   The Committee has discussed with Dannible & McKee, LLP the matters that are required to be discussed by Statement on auditing Standards No. 61 (Communication with Audit Committees).  Dannible & McKee, LLP has provided to the Committee the written disclosures and the letter required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Committee has discussed with Dannible & McKee, LLP that firm’s independence.  The Committee has concluded that Dannible & McKee, LLP’s provision of audit and non-audit services to the Company is compatible with Dannible & McKee, LLP’s independence.

Based on the considerations and discussions referred to above, the Committee recommended to the Board of Directors that the audited financial statements for the year ended December 31, 2012 be included in the Annual Report on form 10-K for 2012.  This report is provided by the following independent directors, who comprise the Committee:

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

E. Executive Officer Compensation Disclosure Tables

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Change in Pension value and Nonqualified Deffered Compensation	All Other Compensation	Total
Position(s)	Year	($)	($)	($)	($) (1)	Earnings	($) (1)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(h)	(i)	(j)
Charles B. Morgan	2012	$197,000	$0	$0	$0	$0	$32,879	$229,879
Chief Executive Officer
	2011	$197,000	$0	$0	$0	$0	$24,513	$221,513

Harold C. Piger	2012	$112,006	$0	$0	$0	$0	$0	$112,006
Senior Vice President
	2011	$112,006	$0	$0	$0	$0	$0	$112,006

Jon S. Verbeck (2)	2012	$80,000	$0	$0	$0	$0	$0	$80,000
Chief Financial Officer
	2011	$120,000	$0	$0	$0	$0	$0	$120,000

Michael D. McCall	2012	$81,000	$0	$0	$0	$0	$0	$81,000
Controller (3)
	2011	$40,000	$0	$0	$0	$0	$0	$40,000

(1)	Mr. Morgan was paid $18,590 and $11,002 for unused vacation in 2012 and 2011, and $14,289 and $13,551 as other compensation in 2012 and 2011, respectively.

(2)	Compensation shown for Mr. Verbeck is through October 2012. Mr. Verbeck left the company in October 2012.

(3)	Mr. McCall joined the Company in June 2011.

Column “(g)”, Non-Equity Incentive Plan Compensation, is not applicable and is omitted.

Outstanding Equity Awards at Fiscal Year-End Table

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Mr. Morgan	33,333	0	$0.15	11/19/13
	50,000	0	$0.40	01/26/15

Columns “(d)”, “(i)”, and “(j)” related to Equity Incentive Plan Awards are not applicable and are omitted.

Director Compensation Table

The following table summarizes the compensation paid to the Chairman and each nonemployee director for his or her service to the Board and its Committees during 2012:

Name (a)	Fees Earned or Paid in Cash ($) (b) (1)	Option Awards ($) (d)	All Other Compensation ($) (g)	Total ($) (h)

Robert J. Berger	$16,000	$0	$0	$16,000
Richard Messina	$30,000	$0	$0	$30,000
Richard L. Elander	$2,500	$0	$0	$2,500
Steven A. Sanders	$2,500	$0	$0	$2,000
George W. Lee, Jr.	$2,500	$0	$0	$2,500
Richard Jacobson	$2,500	$0	$0	$2,000

(1)
In 2012 Directors of the Company were paid $2,000 for each Board meeting attended and $500 for each sub-Committee meeting attended. In addition, Messer’s Messina and Berger were paid additional fees as chairman fees of $26,000 and $16,000, respectively.

Column “(c)” (Stock Awards), column “(e)” (Non-Equity Incentive Plan Compensation), and column “(f)” (Change in Pension Value and Nonqualified Deferred Compensation Earnings) are not applicable and are omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of the Company’s common stock at April 30, 2013 by persons who, to the knowledge of the Board of Directors, beneficially own more than five percent of the outstanding shares of common stock of the Corporation.

All voting power of the Corporation is vested in its common stock.  As of the close of business on April 30, 2013, 11,940,373 shares of common stock par value $.01 per share were outstanding. Each share of common stock is entitled to one vote.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)(2)	Percentage of Class (1)
Richard Messina 40 Fulton Street, 19th Floor	24,589,190 (2) (3) (5)	75%
New York, NY 10038
Robert Berger	12,738,454 (4) (5)	54%
121 Shirley Rd.
Syracuse, NY 13224
Charles Morgan	7,141,185 (5)	38%
8450 Number 2 Road East
Manlius, NY 13104

Kevin Eldred 1007 Overlook Terrace Cazenovia, NY 13035	3,037,267 (5)	22%
George Lee 204 Barnstable Court Camillus, NY 13031	3,108,774 (5)	21%
Steven Sanders Sanders Ortoli Vaughn-Flam Rosenstadt LLP 501 Madison Ave, 14th Floor New York, NY 10022	867,273 (5)	7%

(1)	Based upon the sum of (a) 11,940,373 shares of common stock outstanding, and (b) underlying options and warrants that have vested and not been exercised and underlying options and warrants that will vest within the next 60 days relating to a particular shareholder.
(2)	All shareholders directly or beneficially own all shares except for Mr. Messina who owns 1,822,721 shares directly and 1,766,771 shares indirectly.
(3)	Includes 480,000 shares issuable upon the exercise of warrants to purchase common stock issued to Summit Capital Associates, Inc., an affiliate of Mr. Messina.
(4)	Includes options to purchase 13,333 shares of Common Stock.
(5)	Includes shares available upon conversion of notes payable as follows:

Mr. Messina	20,519,698
Mr. Berger	11,466,788
Mr. Morgan	6,937,854
Mr. Eldred	2,202,267
Mr. Lee	2,872,108
Mr. Sanders	802,055

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

(5)	Includes 480,000 shares issuable upon the exercise of warrants to purchase common stock issued to Summit Capital Associates, Inc., an affiliate of Mr. Messina.
(6)	Includes shares available upon conversion of notes payable:

•	Mr. Messina	20,519,698
•	Mr. Berger	11,466,788
•	Mr. Lee	2,872,108
•	Mr. Sanders	802,055

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Steven A. Sanders, one of our directors, is a partner at the law firm of Sanders Ortoli Vaughn-Flam Rosenstadt LLP, and formerly of counsel at the law firm of Rubin, Bailin, Ortoli, LLP which provides professional services to the Company, and it is anticipated that it will continue to do so.  The cost of these services in 2012 was approximately $6,700.

OP-TECH purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by Robert J. Berger, one of our directors. Pricing for these services is based on cost plus an agreed upon $2,500 monthly fee.   The costs for these services amounted to approximately $2,510,000 in 2012. Services are provided as needed with no long term commitment.   At December 31, 2012, the Company has a payable to St. Lawrence of $36,379 which is recorded in accounts payable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees billed by Dannible & McKee, LLP, the Company’s principal accountants, in the aggregate for each of the last two years were as follows:

	2012	2011

Audit Fees	$38,250	$131,978

Audit Related Fees	$3,367	$0

Tax Fees	$16,640	$18,497

There were no other fees billed for services other than those noted above.

The fees for tax services represent fees for compliance related to Federal and state tax return preparation and filing.

The fees for audit and tax services for 2012 were proposed to the audit Committee and approved by that Committee in an engagement letter.   No other services were provided by the accountants that would require approval by the audit Committee.   The audit Committee pre-approves all audited and non-audit services in advance of service being provided.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,

(a)	Financial Statements	Page

	Report of Independent Accountants	F-2
	Consolidated Balance Sheets at December 31, 2012 and 2011	F-3
	Consolidated Statement of Operations for the years ended December 31, 2012, 2011, and 2010	F-4
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010	F-5
	Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2012, 2011, and 2010	F-6
	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010	F-7
	Notes to Consolidated Financial Statements	F-8

(b)	Exhibits

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

December 31, 2012 and 2011

Report of Independent Registered Accounting Firm

May 14, 2013
To the Shareholders and Board of Directors of OP-TECH Environmental Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of OP-TECH Environmental Services, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OP-TECH Environmental Services, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years in the three year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has negative working capital and a stockholders’ deficit at December 31, 2012, and caused violations of the Company’s financing agreements.  The Company has developed a business plan that considers the reduced level of available working capital, provides for reductions in operating costs and projects a level of profitability.  These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dannible & McKee, LLP
Dannible & McKee, LLP

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Balance Sheets
December 31, 2012 and 2011

	December 31,	December 31,
	2012	2011

ASSETS

Current Assets:
Cash (Note 4)	$1,241,052	$412,141
Accounts receivable, net (Notes 1 and 5)	8,790,610	9,556,251
Costs on uncompleted projects applicable to future billings (Note 1)	334,179	2,123,033
Inventory (Note 1)	440,514	356,243
Current portion of deferred tax asset (Note 11)	-	620,000
Prepaid expenses and other current assets	382,511	540,396
	-
Total Current Assets	11,188,866	13,608,064

Property and equipment, net (Note 6)	1,121,117	1,467,357
Deferred tax asset (Note 11)	200,000	200,000
Other long term assets (Note 1)	116,732	121,665

Total Assets	$12,626,715	$15,397,086

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$4,587,827	$6,858,504
Billings in excess of costs and estimated profit
on uncompleted projects	888,912	1,256,395
Accrued future losses (Note 7)	16,312	1,253,147
Accrued expenses and other current liabilities	1,752,764	1,080,899
Note payable to bank under line of credit (Note 8)	5,000,000	5,000,000
Convertible notes payable (Note 9)	2,000,000	1,870,333
Current portion of long-term debt (Note 8)	2,125,186	2,827,299

Total Liabilities	16,371,001	20,146,577

Stockholders' Deficit:
Common stock, par value $.01 per share; authorized 120,000,000
shares; 11,940,373 shares issued and outstanding	119,404	119,404
Additional paid-in capital	7,360,558	7,360,558
Accumulated deficit	(11,224,248)	(12,229,453)

	(3,744,286)	(4,749,491)

Total Liabilities and Stockholders' Deficit	$12,626,715	$15,397,086

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Statements of Operations
December 31, 2012, 2011 and 2010

	December 31,	December 31,	December 31,
	2012	2011	2010

Project billings and services	$32,264,051	$30,665,334	$46,036,043

Project costs	22,989,815	27,887,648	37,075,811

Gross margin	9,274,236	2,777,686	8,960,232
	28.7%	9.1%	19.5%
Operating expenses:
Payroll expense and related payroll taxes and benefits	3,805,995	4,848,138	4,406,783
Office Expense	405,162	540,890	692,733
Occupancy	769,964	850,395	922,762
Business Insurance	485,551	510,192	498,577
Professional Services	669,762	726,162	814,689
Equipment Expenses, net of usage credit	467,344	501,429	411,628
Other expenses	334,239	318,589	352,956
	6,938,017	8,295,795	8,100,128

Operating income (loss)	2,336,219	(5,518,109)	860,104

Other income and (expense):
Interest expense	(829,347)	(654,319)	(545,546)
Other, net	114,542	112,326	96,284
	(714,805)	(541,993)	(449,262)

Net income (loss) before income taxes	1,621,414	(6,060,102)	410,842

Income tax (expense) benefit
Current	3,791	(2,100)	(19,371)
Deferred	(620,000)	(1,419,500)	394,800

	(616,209)	(1,421,600)	375,429

Net income (loss)	$1,005,205	$(7,481,702)	$786,271

Earnings (loss) per common share:
Basic	$0.08	$(0.63)	$0.07
Diluted	$0.03	$(0.63)	$0.03

Weighted average shares outstanding:
Basic	11,940,373	11,940,373	11,940,373
Diluted	48,729,743	11,940,373	19,734,874

The accompanying notes are an integral part of the consolidated financial statements

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income
December 31, 2012, 2011 and 2010

	December 31,	December 31,	December 31,
	2012	2011	2010

Net income (loss)	$1,005,205	$(7,481,702)	$786,271
Other comprehensive income:

Change in Fair Value of Cash Flow Hedge
net of tax effect	-	4,844	9,316

Other comprehensive income	-	4,844	9,316

Comprehensive income (loss)	$1,005,205	$(7,476,858)	$795,587

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)
Years Ended December 31, 2012, 2011 and 2010

	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2009	11,940,373	$119,404	$7,005,891	$(5,534,022)	$(14,160)	$1,577,113

Warrants Extension			18,000			18,000
Discount on Convertible Notes			269,500			269,500

Other Comprehensive Income:
Change in Fair Value of Cash Flow Hedge
net of tax effect of $(6,200)	-	-	-	-	9,316	9,316

Net Income				786,271		786,271

Balance at December 31, 2010	11,940,373	$119,404	$7,293,391	$(4,747,751)	$(4,844)	$2,660,200

Discount on Convertible Notes			67,167			67,167

Other Comprehensive Income:
Change in Fair Value of Cash Flow Hedge
net of tax effect of $(3,300)	-	-	-	-	4,844	4,844

Net Loss				(7,481,702)		(7,481,702)

Balance at December 31, 2011	11,940,373	$119,404	$7,360,558	$(12,229,453)	$-	$(4,749,491)

Net Income				1,005,205		1,005,205

Balance at December 31, 2012	11,940,373	$119,404	$7,360,558	$(11,224,248)	$-	$(3,744,286)

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH Environmental Services, Inc. and Subsidiaries

Consolidated Statement of Cash Flow
Years Ended December 31, 2012, 2011 and 2010

	December 31,	December 31,	December 31,
	2012	2011	2010

Operating activities:
Net income (loss)	$1,005,205	$(7,481,702)	$786,271
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Gain on sale of equipment	-	(9,151)	(13,320)
Bad debt expense	56,653	7,230	181,786
Depreciation and amortization	478,581	624,363	690,134
Warrant modification expense	-	-	18,000
Amortization of discount on convertible notes	129,667	166,667	37,000
Tax Expense (benefit) from deferred income taxes	620,000	1,440,199	(394,800)
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	708,988	729,426	(223,538)
Costs on uncompleted projects applicable to
future billings	1,788,854	(1,024,578)	1,468,598
Billings and estimated profit in excess of costs
on uncompleted contracts	(367,483)	914,243	(759,254)
Accrued litigation reserve	-	149,050	-
Prepaid expenses, inventory and other assets	1,020,968	(27,726)	(139,937)
Other long term assets	4,933	(17,608)	18,015
Accounts payable and accrued expenses	(1,598,812)	14,906	(13,967)
Accrued future project losses	(1,236,835)	1,253,147	-
Net cash provided by (used in) operating activities	2,610,719	(3,261,534)	1,654,988

Investing activities:
Purchase of property and equipment	(132,341)	(51,391)	(139,279)
Prepaid rent payments	-	(10,753)	(49,247)
Proceeds from sale of equipment	-	7,256	16,995
Net cash used in investing activities	(132,341)	(54,888)	(171,531)

Financing activities:
Decrease in outstanding checks in excess of bank balance	-	-	(1,045,720)
Proceeds from issuance of convertible notes payable	-	403,000	1,617,000
Redemption of convertible note payable	-	(20,000)	-
Proceeds from note payable to bank and current
and long-term borrowings, net of financing costs	-	3,800,562	7,195,835
Principal payments on current and long-term borrowings	(1,649,467)	(1,101,559)	(8,630,857)
Net cash provided by (used in) financing activities	(1,649,467)	3,082,003	(863,742)

Increase (decrease) in cash	828,911	(234,419)	619,715

Cash at beginning of period	412,141	646,560	26,845

Cash at end of period	$1,241,052	$412,141	$646,560

Non-cash items:
Non-cash debt refinancing	$-	$4,794,335	$-
Non-cash refinancing of insurance	$947,354	$580,917	$562,628

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

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Provisions for estimated losses are made in the period in which such losses are determined.  Due to the nature of the Company’s operations, the estimated revenues could change materially in the near term.

Normal delays relating to receipt of job-related vendor invoices, payroll processing, and billing compilation typically cause customer invoices relating to revenue earned in a certain month to be mailed in the first two weeks of the following month.  Such invoices mailed after year-end that are included in December 31, 2012 and 2011 accounts receivable are approximately $3,236,000 and $2,793,000, respectively.

Certain states impose a sales tax on the Company’s sales to nonexempt customers.  The Company collects the required sales tax from customers and remits the entire amount to the respective state.  The Company’s policy is to exclude the tax collected and remitted from revenues and expenses.

Concentration of Business Risk - Significant Customers

Sales to one customer amounted to approximately $7,235,000, $2,550,000, and $8,536,000 in 2012, 2011, and 2010, respectively.  Accounts receivable at December 31, 2012 and 2011, include $3,719,000 and $400,000 respectively, from this customer.  The Company relinquished its prime position on a portion of this customer’s business during 2010 due to poor return on investment and significant overhead requirements.

Sales to another customer amounted to approximately $422,000, $1,196,000, and $3,876,000 in 2012, 2011, and 2010, respectively.  Accounts receivable at December 31, 2012 and 2011, include $258,000 and $1,318,000 respectively, from this customer.

Sales to another customer amounted to approximately $3,381,000, $1,258,000, and $2,665,000 in 2012, 2011, and 2010, respectively.  Accounts receivable at December 31, 2012 and 2011, include $246,000 and $327,000 respectively, from this customer.

Sales to another customer amounted to approximately $3,990,000 and $3,319,000 in 2012 and 2011 respectively.  Accounts receivable at December 31, 2012 and 2011 include $739,000 and $511,000 from this customer.

Sales to another customer amounted to approximately $1,065,000 and $3,166,000 in 2012 and 2011 and accounts receivable at December 31, 2012 and 2011 include $262,000 and $875,000 from this customer.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that represents management’s best estimate of the amounts that will not be collected.  See further discussion at Note 5.  The Company performs ongoing credit evaluations of customers and generally does not require collateral, although the law provides us the ability to file mechanics’ liens on real property improved for private customers in the event of non-payment by such customers. Management individually reviews all accounts receivable balances that exceed 90 days from invoice date and, based on assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.  Additionally, management estimates a general allowance based on historical charge offs covering other amounts that may not be collectible.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Financial Instruments

The Company maintains various financial instruments in the ordinary course of business, which consist of cash, accounts receivable and payable, notes payable, long-term debt, a line of credit and interest rate swap agreement.  The carrying value of the Company’s financial instruments approximates their fair value at December 31, 2012 and 2011.  The fair values of fixed rate notes payable and long-term debt are determined using incremental borrowing rates available to the Company for similar types of borrowings.  The fair value of the interest rate swap agreement is fully discussed in Note 13.  All other financial instruments are short-term in nature and their fair values are based on the amounts that they have been or will be settled for subsequent to the balance sheet date.

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

The Company has reviewed its operations for uncertain tax positions and believes there are no significant exposures.  The Company will include interest on income tax liabilities in interest expense and penalties in operations if such amounts arise.  The Company is no longer subject to Federal and New York State examinations by tax authorities for the closed tax years before 2009.

Going Concern

The Company has substantial doubt about its ability to continue as a going concern due to the working capital deficit and the bank financing agreement.  At December 31, 2012, the Company has negative working capital with current liabilities exceeding current assets by $5,182,135.  In addition, the company violated a bank covenant during 2012 and did not receive a waiver from the bank.

The Company has made significant workforce reductions and has reduced variable monthly operating expenses.  The Company believes that based on the significant project backlog, changes in the project mix, and the revisions to their business plan, they will be able to operate profitably.  These financial statements do not include any adjustment to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result should the company be unable to continue as a going concern.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Subsequent events

Management has evaluated subsequent events through date that the consolidated financial statements were issued.

Common Stock
In 2012, the Company increased its authorized shares of common stock to 120,000,000.

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

Basic earnings per share is computed by dividing net income (loss) by the weighted average shares outstanding for the period, which were 11,940,373 for the years ended December 31, 2012, 2011, and 2010, respectively.  Diluted earnings per share includes the potentially dilutive effect of common stock issuable upon conversion of stock options, convertible notes, and warrants, using the treasury stock method.  For the years ended December 31, 2012, 2011, and 2010, 259,673, 259,673, and 235,336, shares of unexercised stock options and warrants, respectively, are excluded from the diluted calculation due to their anti-dilutive effect.

There are warrants outstanding to purchase 480,000 shares of the Company’s common stock at a price of $0.066 per share. The warrants are exercisable at the holder’s option at any time and from time to time, in whole or in part, until expiration in May 2013.  These warrants have been excluded from the diluted calculation due to their anti-dilutive effect.

The convertible notes payable are for a term of two years, carry interest of 6% and are convertible into shares of common stock at the election of the holders at $0.06 per share and, as long as the average share price of the Company’s common stock on the Over-the-Counter Bulletin Board remains above $0.06, at the election of the Company at $0.06 per share.  The principle balance of the notes are convertible into 33,333,334 shares of common stock plus any accrued interest at $0.06 per share.  In 2012, 48,729,743 shares were included in the weighted average shares outstanding for purpose of company diluted earnings per share.  In 2012, for purposes of computing diluted earnings per share, net income was increased by interest expense on the convertible notes of approximately $529,000 net of tax effect of approximately $200,000.  See further discussion at Note 9.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3.	Related Party Transactions

The Company purchases subcontract labor services from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company.  The cost for these services amounted to approximately $2,510,000, $3,135,000 and $2,668,000, in the years ended December 31, 2012, 2011, and 2010, respectively.  St. Lawrence currently charges the Company cost for these services plus a $2,500 monthly management fee.  The Company has a payable to this related party of approximately $36,000 and $152,000 at December 31, 2012 and 2011, respectively, which are included in accounts payable in the consolidated balance sheets.

A director of the Company is a partner in or has been of counsel for law firms that provided professional services to the Company.  The cost for these services amounted to approximately $8,000, $30,000, and $55,000 in the years ended December 31, 2012, 2011, and 2010, respectively.  The Company has a payable to this related party of approximately $11,700 and $4,900 at December 31, 2012 and 2011, respectively, which are included in accounts payable in the consolidated balance sheets.

During 2012 and 2011, the Company utilized personal credit cards for several senior executives and board members to finance company expenses on a temporary basis.  Amounts reimbursed to these individuals amounted to approximately $276,000 and $272,000 for the years ended December 31, 2012 and 2011.

4.	Cash

From time to time cash balances held at the financial institution may exceed the Federal Deposit Insurance Corporation limits and are therefore subject to normal credit risk.

5.	Accounts Receivable

Accounts receivable at December 31, 2012 and 2011 consists of:

	2012	2011

Accounts receivable, gross	$8,873,559	$8,602,531
Retainage receivable	409,820	1,353,258
Allowance for uncollectible receivables	(442,769)	(349,538)
Allowance for sales credits	(50,000)	(50,000)
Accounts receivable, net	$8,790,610	$9,556,251

All customer accounts receivable collateralize the Company’s outstanding loans with its primary lender (see Note 8).

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Allowance for uncollectible receivables at December 31, 2012, 2011 and 2010 consists of the following:

	2012	2011	2010

Beginning allowance for uncollectible receivables	$(349,538)	$(552,793)	$(625,632)
Write off of uncollectible receivables	50,975	216,535	254,625
Allowance adjustment for uncollectible receivables	(56,653)	(7,230)	(181,786)
Collection of previously written-off receivables	(87,553)	(6,050)	-
Ending allowance for uncollectible receivables	$(442,769)	$(349,538)	$(552,793)

6.	Property and Equipment

Property and equipment at December 31, 2012 and 2011 consist of:

	2012	2011

Furniture and fixtures	$60,900	$53,386
Leasehold improvements	203,450	203,450
Office machines	341,698	341,698
Field equipment	7,493,531	7,368,704
	8,099,579	7,967,238
Less: Accumulated depreciation	(6,978,462)	(6,499,881)
	$1,121,117	$1,467,357

Field equipment depreciation included in equipment expenses amounted to approximately $433,000, $556,000, and $603,000, for years ended December 31, 2012, 2011, and 2010, respectively. A portion of equipment expenses are allocated to project costs based on equipment use.  Depreciation expense for other property and equipment approximated $45,000, $69,000, and $87,000 for years ended December 31, 2012, 2011, and 2010, respectively and was included in operating expenses in the consolidated statement of operations.

7.	Accrued Future Loss Contracts

In accordance with the Company’s revenue recognition policy, certain contracts are accounted for using the percentage of completion accounting method. Revenue is recognized based on a measurement of completion comparing the ratio of costs incurred to date with total estimated costs multiplied by the contract value.  Inherent in these estimates are uncertainties about the total cost to complete the project.  If the estimate to complete results in a loss on the contract, the Company will record the amount of the estimated loss in the period the determination is made. Changes to the estimate may result in a charge or benefit to operations.  As of December 31, 2012 and 2011, the Company estimated and recorded a future loss of $16,312 and $1,253,147, respectively.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8.	Line of Credit and Debt Obligations

Line of credit obligations and debt at December 31, 2012 and 2011 consist of:

	2012	2011

Note payable to bank under line of credit	$5,000,000	$5,000,000

Term Loan due in monthly installment payments of $50,000
through May 2016 plus interest at LIBOR plus 3.5% collateralized
substantially all assets	$1,964,260	$2,564,260

Term Loan due in monthly installment payments of $606 through
September 2013 plus interest at 3.71% collateralized by equipment
with a carrying value of approximately $12,833 at December 31, 2011	5,927	12,870

Insurance Financing Notes, due in monthly installment payments of $51,756 and $62,932 including interest at 3.08% and 2.99% at
December 31, 2012 and 2011, respectively collateralized by
assignment of unearned premiums	154,999	250,169

	2,125,186	2,827,299
Payment currently due on above debt	(2,125,186)	(2,827,299)
	$-	$-

The Company entered into financing agreements (the “Agreements”) with a lender (“Primary Lender”) on April 22, 2011.

As of December 31, 2012 and 2011, the Agreements include a Line of Credit note which provides for borrowings up to $5,000,000 based on eligible collateral to be used to provide working capital and is payable on demand.  Interest was charged at LIBOR plus 3.5%.

The average borrowings under the Line of Credit calculated using month-end balances were $5,000,000 and $3,628,697 for 2012 and 2011, respectively.  The weighted average interest rate was approximately 3.80% and 4.68% during 2012 and 2011, respectively.

The Agreements also include a $3,000,000 term loan due in monthly principal installment payments of $50,000 plus interest at LIBOR plus 3.5%.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Agreements include certain financial covenants measured at December 31, 2012 and 2011, including a minimum fixed charge coverage ratio and a material adverse change clause which permits the financial institution to call its obligation if the Company fails to comply with covenants, as defined, or in the event of a material adverse change in the Company’s business.

The Company was not in compliance with the financial covenants as of December 31, 2012 and 2011.  The Company received a waiver for December 31, 2011.  Based on violations during the first quarter of 2012, the Company has classified the debt as current.  The Company has not received a waiver for the violations in 2012.

In January 2005, the Company entered into the Interest Rate Swap to hedge against rising interest rates on the floating rate Term Loan debt.  The Swap agreement was terminated April 22, 2011.  The swap had been designated as a cash flow hedge.  See Note 13 for further disclosure pertaining to this Swap Agreement.

Interest paid amounted to approximately $304,000, $306,000 and $335,000, in the years ended December 31, 2012, 2011, and 2010.

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

 In January 2011, the Company redeemed $20,000 of Convertible Notes.

The principle balance of the Convertible Notes may be converted into 33,333,334 shares of common stock, or approximately 279% of current outstanding shares of common stock.  The Company also entered into a Security Agreement to secure payment and performance of its obligations under the Convertible Notes pursuant to which it granted the holders of the Convertible Notes a security interest in all of its assets.  The security granted is subordinated to a security interest granted to the Lender in connection with the loans described in Note 8 (including any security interest that may be granted in connection with funds borrowed to pay amounts due under such loan) and any obligations to repay surety bonds issued in connection with services provided in the Company’s core business where the Company is the principal under the surety bond.  The Company’s sole subsidiary also guaranteed all amounts owed by the Company under the Convertible Notes.

The Company recorded $336,667 in debt discount related to the issuance of these convertible notes due to the beneficial conversion feature, which is shown as Additional Paid in Capital and reduction in the convertible notes payable.  The discount is based on the market value of the stock at the date of the note agreements which was $.07 per share.  Amortization expense related to these discounts was $129,667 and $166,667 for the years ended December 31, 2012 and 2011, respectively, and is included in interest expense.  Interest expense recorded on these notes amounted to $400,000 and $120,000 in 2012 and 2011 yielding an effective interest rate of 20.0%.  The unamortized discount was fully amortized as of December 31, 2012 and was $129,667 at December 31, 2011.

The Company was not in compliance with the default conditions as of December 31, 2012 and December 31, 2011.  The annual interest rate is to increase to 20% for any period of default.  As of December 31, 2011, the interest began to accrue at 20%.  The redemption of shares is available to the lenders through the maturity dates set in the agreements.

As of April 22, 2013, the Convertible Notes were amended to provide the Lenders with the option to call a portion or all of the Principal Sum and/or Interest for payment at any time while the Convertible Notes remain outstanding.  The maturity date has been extended to August 30, 2013.  The annual interest will continue to accrue on each Note at the rate of 6% per annum through and including the applicable Original Designated Date, and at the rate of 20% per annum thereafter.

Due to the default on the Convertible Notes and the Lender’s option to call Convertible Notes these are classified as current as of December 31, 2012 and December 31, 2011.

10.	Operating Lease Obligations

Office facilities and various pieces of field equipment are leased under noncancelable operating leases expiring at various dates through 2019.  These leases do not include any contingent lease provision, concessions or other restrictions.  Rent expense incurred under these operating leases as well as other month to month rentals amounted to approximately $1,002,000, $809,000, and $762,000 in 2012, 2011, and 2010, respectively.

The Company entered into a sublease agreement in 2009 for one of their facilities on a month to month basis at $1,437 per month.  The total amount received under the sublease agreement was approximately $6,900 in 2011 and $27,000 and 2010, including utility charges.

Future minimum lease payments under noncancelable operating leases are as follows:

2013	$547,689
2014	467,421
2015	354,360
2016	321,009
2017	218,184
2018 and thereafter	377,184
$2,285,847

The Company has made $60,000 in prepaid rent payments which are included as other long-term assets.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11.       Income Taxes

The following summarizes the income tax (benefit) expense for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Current:
Federal	$-	$-	$6,500
State	(3,791)	2,100	12,871
	(3,791)	2,100	19,371
Deferred	620,000	1,419,500	(394,800)
	$616,209	$1,421,600	$(375,429)

The deferred tax expense (benefit) recognized for the years ended December 31, 2012, 2011 and 2010 represents the effect of changes in temporary differences and net operating loss carryforwards, along with related changes in the valuation allowance for deferred tax assets.

The deferred tax expense (benefit) resulting from the utilization of net operating loss carryfowards was $620,000, $(4,157,419), and $222,400 for the years ended December 31, 2012, 2011, and 2010, respectively.

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate was as follows:

	Year ended December 31,
	2012		2011		2010

	Amount	Percent	Amount	Percent	Amount	Percent
Taxes at Federal
Statutory Rate	$551,281	34.0%	$(2,060,435)	34.0%	$139,686	34.0%

State Taxes Net of
Federal Tax Expense	85,935	5.3%	(321,185)	5.3%	21,775	5.3%

Increase (Decrease)
in Valuation Allowance	-	0.0%	3,523,000	-58.1%	(550,000)	-133.9%

Non-deductible
Expenses	30,000	1.9%	20,377	-0.3%	18,614	4.5%

Other	(51,007)	-3.1%	259,843	-4.3%	(5,504)	-1.3%

	$616,209	38.0%	$1,421,600	-23.4%	$(375,429)	-91.4%

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax liabilities:
Property and equipment	$(84,800)	$(179,100)
Deferred tax assets:
Net operating loss carryforward	3,600,000	4,047,000
Accounts receivables reserves	192,180	155,800
Accrued expenses	64,800	81,400
Interest rate swap liability	-	-
Accrued future project losses	6,300	487,900
	3,863,280	4,772,100

Net deferred tax asset	3,778,480	4,593,000
Valuation allowance for deferred tax assets	(3,578,480)	(3,773,000)
Net deferred tax asset, net of valuation allowance	$200,000	$820,000

As of December 31, 2012, the Company has federal net operating loss (“NOL”) carryforwards of approximately $9,228,615.  These expire at various times beginning in 2012 and through the year ending December 31, 2031 as follows:

2012	648,582
2018	1,482,900
Post 2020	7,097,133
$9,228,615

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company will establish a valuation allowance if it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. The valuation allowance as of December 31, 2012 and 2011 is related to the portion of the net operating losses that based on taxable income projections may expire before being utilized. The net change in the total valuation allowance for the years ended December 31, 2012, 2011 and 2010, was $0, an increase of $3,523,000 and a decrease of $550,000, respectively.

Management believes that it is more likely than not that the Company will not be able to use a significant portion of the net operating loss carryforwards expiring through 2018 and post 2020.  As a result, the valuation allowance was maintained for the year ended December 31, 2012 to offset deferred tax assets.  A current deferred tax asset has not been recorded at December 31, 2012 since management is unable to determine that the Company will have income for the year ended December 31, 2013.  A long-term deferred tax asset has been recorded at December 31, 2012 based on the reasonable anticipation of income during the years 2014 through 2018.

Income taxes and franchise taxes paid were approximately $7,000, $4,400, and $13,000 in the years ended December 31, 2012, 2011, and 2010, respectively.  There were no taxes currently payable at December 31, 2012.

12.	Employee Benefit Plan

The Company maintains a defined contribution employee retirement plan (“Retirement Plan”) which covers substantially all employees.  The Retirement Plan is funded by voluntary employee contributions which are matched by the Company at a designated percentage, and additional contributions by the Company at the discretion of the Board of Directors.  Matching contributions made by the Company to the Retirement Plan were approximately $53,000, $48,000, and $42,000 in the years ended December 31, 2012, 2011, and 2010, respectively.  The Company did not make discretionary contributions to the Retirement Plan in the years ended December 31, 2012, 2011, and 2010.

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

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14.	Stock Option Plan

The 2002 Omnibus Plan (“Omnibus Plan”) maintained by the Company is intended to promote the growth and general prosperity of the Company by offering incentives to its key employees who are primarily responsible for the growth of the Company and to attract and retain qualified employees.  Awards granted under the Omnibus Plan may be (a) Stock Options which may be designated as Incentive Stock Options intended to qualify under Section 422 of the Internal Revenue Code of 1986, or Nonqualified Stock Options (“NQSO’s) not intended to so qualify; (b) stock appreciation rights; (c) restricted stock awards; (d) performance awards; or (e) other forms of stock-based incentive awards. The shares of stock with respect to which the Awards may be granted shall be the common stock, par value at $0.01, of the Company (“Common Stock").  Shares delivered upon exercise of the Awards, at the election of the Board of Directors of the Company, may be stock that is authorized but previously unissued or stock reacquired by the Company, or both. The maximum number of shares with respect to which the Awards may be granted under the Omnibus Plan shall not exceed 1,000,000 shares of Common Stock; provided, however, that such number of shares of Common Stock may also be subject to adjustment, from time to time, at the discretion of the Board of Directors of the Company.  These Awards generally vest over a three-year period, and have contractual terms of 10 years. The Company did not issue any grants during the years ended December 31, 2012, 2011 or 2010.

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

The Company did not issue any awards during the years ended December 31, 2012, 2011, and 2010.  All compensation cost related to vesting option awards have been recognized and no compensation cost was recorded in the years ended December 31, 2012, 2011, and 2010.  The Company extended warrants in May 2010 and recorded $18,000 of compensation expense in 2010.

The following table summarizes changes in the status of outstanding options:

	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2012	259,673	$0.28
Forfeited	-	$-
Outstanding at December 31, 2012	259,673	$0.28
Exercisable at December 31, 2012	259,673	$0.28

The remaining weighted average contractual life of options outstanding at December 31, 2012 is approximately 1.3 years, and the aggregate intrinsic value of options outstanding at December 31, 2012 is zero dollars.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company settled a lawsuit for $450,000 in 2009.  There are two litigations that arose from that suit.  The Company entered into an agreement to contribute 15% to any settlement of the actions, proving the Company deems the total proposed settlement reasonable.  The Company settled both litigations in 2012 for $1,050 and $48,000, respectively.  The Company had accrued a liability of $49,050 at December 31, 2011 for these settlements.

In 2012, the Company paid a settlement for $100,000 with the New York State Department of Labor related to asbestos operations.  The Company had accrued a liability of $100,000 at December 31, 2011 for this settlement.  The Company’s asbestos handling license is current and in compliance.

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

The State of New York (NYS) began an examination of the Company’s sales and use tax returns for December 2008 through May 2011 in the third quarter of 2011 that is estimated to be completed during the second quarter of 2013. As of December 5, 2012, NYS has proposed adjustments of approximately $140,000 to the Company’s sales and use tax positions. Management is currently evaluating those proposed adjustments.  During 2012, the Company applied sales tax credits with New York State of approximately $400,000 which are still under review by the state of New York.  The Company has accrued an obligation sufficient enough to cover these proposed adjustments as of December 31, 2012.

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

16.       Three-Year Selected Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2012
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31
Project Billings	5,512,591	8,911,076	8,497,189	9,343,195
Gross Margin	1,533,258	2,444,855	2,934,137	2,361,986
Net income (loss)	(324,048)	417,316	684,030	227,907
Net income (loss) per share
basic	$(0.03)	$0.03	$0.06	$0.02
diluted	$(0.03)	$0.01	$0.01	$0.01

	Year Ended December 31, 2011
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31
Project Billings	$4,907,402	$7,793,768	$9,282,640	$8,681,524
Gross Margin	1,347,221	2,064,800	823,672	(1,458,007)
Net loss	(598,520)	(22,000)	(1,118,043)	(5,743,139)
Net loss per share
basic	$(0.05)	$(0.002)	$(0.09)	$(0.49)
diluted	$(0.05)	$(0.002)	$(0.09)	$(0.49)

OP-TECH Environmental Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Year Ended December 31, 2010
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	March 31	June 30	September 30	December 31
Project Billings	$13,846,687	$12,058,774	$10,679,502	$9,451,080
Gross Margin	2,294,849	2,789,901	2,391,464	1,484,018
Net income (loss)	92,215	243,260	558,266	(107,470)
Net income (loss) per share
basic	$0.01	$0.02	$0.05	$(0.01)
diluted	$0.01	$0.02	$0.02	$(0.01)

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
Treasurer and Controller