Form 10-Q/A
period 2012-09-30
OP TECH ENVIRONMENTAL SERVICES INC
filed 2013-06-10
CIK 858748

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______to______

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

Explanatory Note

The purpose of this Amendment No. 1 to Op-Tech Environmental Services, Inc.’s  Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on June 7, 2013 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). Exhibit 101 had been accidentally omitted from the Form 10-Q.

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