Form 10-Q
period 2013-03-31
OP TECH ENVIRONMENTAL SERVICES INC
filed 2013-06-10
CIK 858748

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

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

Yes   or No  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated filer ___   Accelerated filer___ Non-accelerated filer ___  Small Reporting Company X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   X   or No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   or No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 31, 2013)  11,940,373

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

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	March 31,	December 31,
	2013	2012

ASSETS

Current Assets:
Cash	$1,052,042	$1,241,052
Accounts receivable, net	5,404,439	8,790,610
Costs on uncompleted projects applicable to future billings	352,530	334,179
Inventory	389,345	440,514
Prepaid expenses and other current assets	364,474	382,511
	-
Total Current Assets	7,562,831	11,188,866

Property and equipment, net	1,121,987	1,121,117
Deferred tax asset (Note 8)	200,000	200,000
Other long term assets	112,946	116,732

Total Assets	$8,997,764	$12,626,715

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$1,368,647	$4,587,827
Billings in excess of costs and estimated profit
on uncompleted projects	1,099,148	888,912
Accrued future losses	3,400	16,312
Accrued expenses and other current liabilities	1,354,666	1,752,764
Note payable to bank under line of credit	4,980,000	5,000,000
Convertible notes payable (Note 5)	2,000,000	2,000,000
Current portion of long-term debt (Note 7)	1,990,379	2,125,186

Total Liabilities	12,796,241	16,371,001

Shareholders' Deficit:
Common stock, par value $.01 per share; authorized 120,000,000
shares; 11,940,373 shares issued and outstanding	119,404	119,404
Additional paid-in capital	7,360,558	7,360,558
Accumulated deficit	(11,278,439)	(11,224,248)

	(3,798,477)	(3,744,286)

Total Liabilities and Shareholders' Deficit	$8,997,764	$12,626,715

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS ENDED
	March 31,	March 31,
	2013	2012

Project billings and services	$5,014,466	$5,512,591

Project costs	3,345,417	3,979,333

Gross margin	1,669,049	1,533,258
	33.3%	27.8%
Operating expenses:
Payroll expense and related payroll taxes and benefits	991,125	1,086,193
Office Expense	118,197	103,415
Occupancy	210,390	214,528
Business Insurance	111,168	123,009
Professional Services	50,332	206,000
Equipment Expenses, net of usage credit	116,676	168,386
Other operating expenses (income)	(40,092)	(3,017)
	1,557,797	1,898,514

Operating income (loss)	111,252	(365,256)

Other income and (expense):
Interest expense	(164,259)	(223,127)
Other, net	3,045	34,834
	(161,214)	(188,293)

Net loss before income taxes	(49,962)	(553,549)

Income tax benefit (expense)	(4,229)	229,501

Net loss	$(54,191)	$(324,048)

Earnings (loss) per common share:
Basic	$(0.005)	$(0.03)
Diluted	$(0.005)	$(0.03)

Weighted average shares outstanding:
Basic	11,940,373	11,940,373
Diluted	11,940,373	11,940,373

The accompanying notes are an integral part of the consolidated financial statements.

OP-TECH ENVIRONMENTAL SERVICES, INC. AND WHOLLY-OWNED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	March 31,	March 31,
	2013	2012

Operating activities:
Net loss	$(54,191)	$(324,048)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Gain on sale of equipment	-	-
Bad debt recovery	(65,235)	(61,348)
Depreciation and amortization	99,043	136,920
Amortization of discount on convertible notes	-	41,667
Benefit from deferred income taxes	-	(233,000)
(Increase) decrease in operating assets and
increase (decrease) in operating liabilities:
Accounts receivable	3,451,406	3,289,796
Costs on uncompleted projects applicable to
future billings	(18,351)	1,301,238
Billings and estimated profit in excess of costs
on uncompleted contracts	210,236	(415,882)
Prepaid expenses, inventory and other assets	421,424	189,887
Other long term assets	3,786	1,842
Accounts payable and accrued expenses	(3,617,278)	(2,469,491)
Accrued future project losses	(12,912)	(813,701)
Net cash provided by operating activities	417,928	643,880

Investing activities:
Purchase of property and equipment	(99,913)	(2,000)
Proceeds from sale of equipment	-	-
Net cash used in investing activities	(99,913)	(2,000)

Financing activities:
Principal payments on current and long-term borrowings	(507,025)	(514,876)
Net cash used in financing activities	(507,025)	(514,876)

Increase (decrease) in cash	(189,010)	127,004

Cash at beginning of period	1,241,052	412,141

Cash at end of period	$1,052,042	$539,145

Non-cash item
Non-cash refinancing of insurance	$352,218	$436,979

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

The unaudited financial statements include the accounts of the Company and its wholly-owned subsidiary; OP-TECH AVIX, Inc.  All material intercompany transactions and balances have been eliminated in consolidation.

The balance sheet at December 31, 2012 has been derived from the audited balance sheet included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

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

3. Related Party Transactions

The Company utilizes subcontract labor purchased from St. Lawrence Industrial Services, Inc., which is owned by a director of the Company. The costs for these services amounted to approximately $141,437 and $923,818 for the three months ended March 31, 2013 and 2012.  At March 31, 2012, the Company has a payable to St. Lawrence of approximately $215,000 which is included in accounts payable.  At March 31, 2013, the Company had a receivable from St. Lawrence of approximately $222,000 as a result of advances made prior to the performance of services.

Additionally, the Company has entered into Secured Loan Agreements with members of management as discussed in Note 5 below.

4.  Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average shares outstanding.  There are outstanding options under the Company’s Stock Option Plan and warrants expiring May 2013 that were issued to a financial advisor in May 2002 to purchase 480,000 shares of common stock at $0.066 per share. The convertible notes payable with a face value of $2,000,000 are convertible into shares of common stock at the election of the holders of the Convertible Notes at $0.06 per share as more fully explained in Note 5.  These items were not included in the calculation of diluted earnings per share for March 31, 2013 and March 31, 2012 as they would be anti-dilutive due to the net loss.

5.  Convertible Notes

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

The Company recorded $67,167 in additional debt discount in 2011 related to the issuance of these convertible notes due to the beneficial conversion feature, which is shown as Additional Paid in Capital and reduction in the convertible notes payable.  These discounts were amortized over two years.  The discount is based on the market value of the stock at the date of the note agreements which was $.07 per share.

In January 2011, the Company redeemed $20,000 of Convertible Notes.

The principle amount of the Convertible Notes may be converted into 33,333,334 shares of common stock, or approximately 279% of current outstanding shares of common stock. Accrued interest is also converted at $0.06 per share.

The Company also entered into a Security Agreement to secure payment and performance of its obligations under the Convertible Notes pursuant to which it granted the holders of the Convertible Notes a security interest in all of its assets.  The security granted is subordinated to a security interest granted to certain senior debt. The Company’s sole active subsidiary also guaranteed all amounts owed by the Company under the Convertible Notes.

There was no amortization expense during 2013 related to the Convertible Note discounts. Amortization expense was $41,667 for the three months ending March 31, 2012 and is included in interest expense.

The Company was not in compliance with the default conditions as of March 31, 2013 and December 31, 2012.  The annual interest rate is to increase to 20% for any period of default.  As of December 31, 2011, the interest began to accrue at 20%. The redemption of shares is available to the lenders through the maturity dates set in the agreements. Due to the default on the Convertible Notes and the Lender’s option to call Convertible Notes these are classified as current as of March 31, 2013 and December 31, 2012.

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

Interest expense recorded on these notes amounted to $100,000 for the three months ended March 31, 2013 yielding an effective interest rate of 20.0%.

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

The Company also has unapproved change orders on smaller projects in the ordinary course of business.  These amounts are recorded at cost in cost on uncompleted contracts applicable to future billing and the applicable profit will be recorded when change orders are approved.  Timing of claim collections is uncertain and depends on negotiated settlements pursuant to the contracts. As a result, the Company may not collect unapproved change orders within the next twelve months.

7.  Long-Term Debt

The loan agreement requires a financial covenant to be measured at March 31, 2013.  Due to the losses incurred during 2011 that debt covenant was violated at March 31, 2013.  The default on the financing loan agreement also caused a default on the convertible note agreements.  The Company did not receive a waiver from the bank for a violation of the debt covenants. Additionally, the Company was under-collateralized for the borrowing base calculation related to the line of credit at March 31, 2013.

For these reasons the long-term debt was reclassified to current liabilities and reduced working capital.  Additionally, if the line of credit were no longer available or the bank demanded repayment of the debt, the Company may not have sufficient capital to operate and there would be substantial doubt about its ability to continue as a going concern.

8.  Income Taxes

For the three months ended March 31, 2013, the Company maintained its valuation allowance for deferred tax assets. The Company has approximately $9,400,000 of other net operating loss carryforwards that may be utilized when the Company generates taxable income.  Management has assessed the potential utilization of other net operating loss carryforwards including those that will be generated in 2013 and determined that it is more likely than not that the Company will be able to generate taxable income to utilize a portion of the net operating losses with expiration dates of 2018 through 2031, and has recorded a deferred tax asset of $200,000.

PART I – FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, the Company had cash of $1,052,042 compared to $1,241,052 at December 31, 2012.  The cash balance has remained consistent due to collected receivables paying for operating costs and accounts payable balances.

At March 31, 2013, the Company had negative working capital of $5,233,410 compared to negative working capital of $5,182,135 at December 31, 2012, with a current ratio of .59 to 1 at March 31, 2013 and .68 to 1 at December 31, 2012.  The increase in the negative working capital and the decrease in the current ratio is primarily a result of the smaller loss incurred during the first three months of 2013.

For the three months ended March 31, 2013, the Company’s net cash provided by operations was $417,928 compared to net cash provided by operations of $643,880 during the three months ended March 31, 2012.  The decrease in net cash provided by operating activities for the three months ended March 31, 2013 was due to changes in accounts receivable and billings and estimated profits in excess of costs on uncompleted contracts, net of changes in accounts payable and accrued expenses.

The Company’s net cash used in investing activities of $99,913 for the three months ended March 31, 2013 compared to net cash used of $2,000 for the three months ended March 31, 2012.  The change is due to the purchase of equipment during 2013.

For the three months ended March 31, 2013, the Company’s net cash used by financing activities was $507,025 compared to net cash used by financing activities of $514,876 during the three months ended March 31, 2013.  The net cash used in financing activities for the three months ended March 31, 2013 was due to payments on financing agreements.

During the first three months of 2013, all principal payments on the Company’s debt were made within payment terms.

The loan agreement requires a financial covenant to be measured at March 31, 2013.  As more fully discussed in Note 7, due to the losses incurred, a violation of that debt covenant occurred.

RESULTS OF OPERATIONS

PROJECT REVENUE

The Company's project revenue for the first quarter of 2013 decreased 9% to $5,014,466 from $5,512,591 for the first quarter of 2012.  The decrease in revenue is attributed to higher project volume in 2012 for the first quarter of the year related to projects that began in 2011. Backlog at March 31, 2013 was approximately $9,900,000.

PROJECT COSTS AND GROSS MARGIN

Project costs for the first quarter of 2013 decreased 16% to $3,345,417 from $3,979,333 for the same period in 2012.  Project costs as a percentage of revenues were66.7% and 72.2% for the three months ended March 31, 2013 and 2012, respectively.  Gross margin for the first quarter of 2013 increased slightly to 33.3% from 27.8% for the same period in 2013.  The increase in gross margin is primarily attributed to favorable projects that produce high margins during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

OPERATING EXPENSES

Operating expenses for the quarter ended March 31, 2013 decreased 18% to $1,557,797 from $1,898,515 for the same period in 2012.  Operating expenses as a percentage of revenues decreased to 31.1% for the three months ended March 31, 2013 compared to 34.4% for the comparable period in 2012.

When comparing the first quarter of 2013 to the same period in 2012, the decrease in operating expenses was a combination of the following:

•	Professional services decreased 76% to $50,332 compared to $206,000. During the first three months of 2012 legal and audit costs were higher than the first three months of 2013.

•
Equipment expenses, net of usage credit decreased 31% to $116,676 from $168,386 due to repairs and depreciation costs being lower for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

INTEREST EXPENSE

Interest expense for the quarter ended March 31, 2013 decreased 26% to $164,259 from $223,127 for the same period in 2012.  This decrease is due to the amortization expense related to the discount on the convertible notes being expensed during the three months ended March 31, 2012.  The convertible note discount was fully amortized during 2012.

NET INCOME (LOSS) BEFORE INCOME TAXES

Net loss before income taxes for the quarter ended March 31, 2013 was $49,962 compared to a net loss before income taxes of $553,549 for same period in 2012.  The net loss before income taxes is primarily a result of the lower project volume for the first quarter.

INCOME TAX (EXPENSE) BENEFIT

The Company recorded income tax expense of $4,229 for the quarter ended March 31, 2013 compared to an income tax benefit of $229,501 for same period in 2012. The Company maintained the deferred tax valuation allowance at March 31, 2013, and recognized no benefit attributable to the 2013 operating loss.

NET INCOME (LOSS)

Net loss for the quarter ended March 31, 2013 was $54,191 or ($0.01) per share basic and diluted compared to net loss of $324,048 or ($0.03) per share basic and diluted for same period in 2012.

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

(b) Changes in Internal Controls.
For the quarter ended March 31, 2013 there were no changes to the Company’s internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended March 31, 2013, there were no significant items of litigation or legal proceedings.

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